Form 10-Q
period 2014-06-30
Alpine 4 Automotive Technologies Ltd.
filed 2014-08-14
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55205

Alpine 4 Automotive Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

934 W Coronado Road
Phoenix, AZ	85007
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 804-5474

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 12, 2014, the issuer had 160,200,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Automotive Technologies Ltd.
(A Development Stage Company)
Financial Statements
(Unaudited)

Alpine 4 Automotive Technologies Ltd.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

June 30,
2014
ASSETS

Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,169
Due to related party	-
Total current liabilities	1,169

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 500,000,000 shares authorized; 10,000,000 shares and 10,000,000 shares issued and outstanding as of June 30, 2014	1,000
Additional paid-in capital	1,000
Accumulated Deficit	(3,169)
Total stockholders' deficit	(1,169)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

April 22, 2014 to June 30, 2014

Revenue	$-

General and administrative	3,169
Total operating expenses	3,169

Net Loss	$(3,169)

Loss per share (Basic& Diluted)	$(0.00)

Shares outstanding (Basic & Diluted)	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
(A Development Stage Company)
Condensed Statement of Cash flows
(Unaudited)

April 22, 2014 to June 30, 2014

Operating Activities:
Net loss	$(3,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Stock-based compensation - related party	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,169
Net cash used in operating activities	(2,000)

Financing Activities:
Proceeds from contributed capital	2,000
Net cash provided by financing activities	2,000

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from Inception (April 22, 2014) to June 30, 2014
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business– Alpine 4 Automotive Technologies Ltd. (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On June 27, 2014, the Board of Director and sole stockholder of Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 4 Inc. to Alpine 4 Automotive Technologies Ltd. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the period ended April 30, 2014, of the Company in our Form 10-12G/A filed on June 5, 2014.

The interim financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates– The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Cash and cash equivalents–Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share–Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation–The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes–The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company recorded valuation allowances on the net deferred tax assets.  Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements–In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $3,169 as of June 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.      STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2014, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of June 30, 2014, 10,000,000 shares were issued and outstanding.

Upon formation of the Company on April 22, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended June 30, 2014, which are recorded as additional paid-in capital.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended June 30, 2014.

6.	SUBSEQUENT EVENTS

Licensing Agreement

On August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).

AutoTek is the owner of technology, including software code, relating to two products designed to assist automobile dealerships: LotWatch and ServiceWatch.  LotWatch provides real-time information relating to each vehicle on a dealer’s lot.  ServiceWatch interfaces with a new vehicle, and provides information to a dealership service department about the vehicle, designed to improve communications between a dealer and a customer, and to provide better service to the customer.  Collectively, LotWatch and ServiceWatch are the “Licensed Technology.”

Pursuant to the Agreement, AutoTek granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, iport, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”).  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The term of the Agreement runs from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek’s issued capital stock or all or substantially all of AutoTek’s assets and intellectual property rights, or (B) the first annual anniversary of the effective date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

Overview and Highlights

Company Background

ALPINE 4 Inc. was incorporated in the State of Delaware on April 22, 2014. Since inception, the Company has been in the developmental stage and has conducted virtually no business operations. The Company owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), the OTC Bulletin Board, and the OTC Markets, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter Bulletin Board.

On June 24, 2014, the Company appointed Mr. Richard Battaglini as Chairman and President and Mr. Kent B. Wilson as Chief Executive Officer and Chief Financial Officer.

Subsequently, on August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).  AutoTek is the owner of technology, including software code, relating to two products designed to assist automobile dealerships: LotWatch and ServiceWatch.  LotWatch provides real-time information relating to each vehicle on a dealer’s lot.  ServiceWatch interfaces with a new vehicle, and provides information to a dealership service department about the vehicle, designed to improve communications between a dealer and a customer, and to provide better service to the customer.  Collectively, LotWatch and ServiceWatch are the “Licensed Technology.”

Pursuant to the Agreement, AutoTek granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, iport, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”).  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The term of the Agreement runs from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek’s issued capital stock or all or substantially all of AutoTek’s assets and intellectual property rights, or (B) the first annual anniversary of the effective date.

As of the date of this Report, the Company had not engaged in any business activities that provide cash flow, although management anticipates that the Agreement likely will result in revenues to the Company in the third or fourth quarter of 2014.

The intended purpose of the Company is to acquire the assets of AutoTek, Inc and other potential businesses and deploy those assets to the Company’s customer base which consists of automotive dealerships in the United States.  AutoTek designs, develops and markets telematics devices and software for the Automotive Industry.  A portfolio of consumer and professional software applications, called LotWatch and ServiceWatch will be deployed to the Company’s customer base.  Further, these products will be sold in the United States from new car automotive dealership stores. Our management has had preliminary contacts and discussions with AutoTek Incorporated (“AutoTek”), as a prospective business combination partner.  The Company’s Chairman and President is an executive officer and majority shareholder of AutoTek.  The Company recently entered into a Licensing Agreement (discussed above) with AutoTek.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative telematics hardware, software and services. The Company’s business strategy is to leverage its unique ability to design and develop its own user interface operating systems, and third party hardware and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. As part of its strategy, following the planned acquisition of certain assets of AutoTek, the Company plans to continue to expand its platform for the discovery and delivery of automotive related businesses, services and products. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes enhancing and expanding its own automotive dealership distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

Business Seasonality and Product Introductions

Following the planned acquisition of the AutoTek assets, the Company expects to experience higher net sales in its first and third quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand and the automotive industry model year end that  typically concludes in the third quarter of each year.. Additionally, new automotive models introductions can significantly impact our products ability to communicate properly and therefore product costs and operating expenses may rise. Product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and dealerships anticipate a vehicle introduction.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation and impairment of marketable securities, inventory valuation and valuation of manufacturing-related assets and estimated purchase commitment cancellation fees, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $3,169 as of June 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Recent Developments

New Management

On June 24, 2014, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold an aggregate of 10,000,000 shares of the Company’s common stock to Richard Battaglini at an aggregate purchase price of $40,000. These shares represented 100% of the Company’s issued and outstanding common stock.

Also on June 24, 2014, before the closing of the SPA, Richard Chiang elected Richard Battaglini as a Director of the Company and as Chairman of the Company’s Board of Directors. Immediately following the election of Mr. Battaglini to the Company’s Board of Directors, Mr. Battaglini, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Chiang’s resignation was in connection with the consummation of the SPA between Mr. Chiang and Mr. Battaglini and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Following Mr. Chiang’s resignation, and effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Board of Directors appointed Mr. Battaglini as Chairman of the Board of Directors and President. Further, the Board of Directors also appointed Kent B. Wilson as Chief Executive Officer, Chief Financial Officer and Secretary.

Biographical Information for Richard Battaglini

Mr. Battaglini has spent a total of 15 years working in the areas of Automotive Dealership Sales and Management. He has extensive experience as an Automotive Aftermarket Parts innovator and supplier. He began his automotive sales career by serving as a salesperson in Albuquerque, New Mexico, for Group 1 Automotive, a publicly traded conglomerate. After three years, Mr. Battaglini moved to a private dealership group to pursue an advancement into finance and insurance where he was responsible for securing financing for customers and funding from banks for the group. He then transitioned into dealership management where he was responsible for scheduling and managing a sales team consisting of more than 35 sales people. In this role he was responsible for inventory management and the customer retention program development. He has held every position on the variable side of a dealership, except for General Manager.

In 2005, Mr. Battaglini left the retail side of the automotive industry and invented a safety product for cars that is currently being sold under several brand names such as Pulse, BrakeSafe, BrakeTek and BrakePlus.  It has been proven by the NHTSA that when consumers have this installed in their vehicle, it reduced their chances of being involved in a rear-end collision by over 40%. This product was sold to the automotive dealership market as an aftermarket product to be front loaded on the new and used cars. With Mr. Battaglini's direction, this product is available in hundreds of dealerships nationwide and in 2012, it was voted one of the top 30 Automotive Technology products in the US by Automotive News and Autobytel.

Selling his interest in this venture in late 2012 allowed Mr. Battaglini the opportunity to pursue another venture: LotWatch and ServiceWatch, products having a focus on Dealership Inventory Management and Real-time Customer Service Retention.

 Biographical Information for Kent B. Wilson

Mr. Wilson serves as the Chief Executive Officer, Chief Financial Officer, and Secretary for the Company. Previously, he has raised approximately two million dollars via seed capital and private placement funds to start Crystal Technology Holdings, Ltd./NextSure, LLC.   This company successfully designed, built, and brought two products to market, including an internet-based insurance rating engine that allowed prospective buyers to rate and buy their auto insurance online via a virtual insurance agent.  Since 2002 Mr. Wilson has been actively involved with all facets of corporate financial and operational planning and has held the title of CFO and CEO for several different companies.    Mr. Wilson has also consulted for various finance departments of publicly traded companies such as JDA Software and Switch & Data, Inc. to help them identify and develop best SOX and GAAP practices and procedures. In 2011, Mr. Wilson took over as CFO of United Petroleum Company and helped guide them from a small startup with less than $1 million in revenue to a company with $20 million in revenue and a growth path for 2013 and 2014.Mr. Wilson holds a BA degree in Management and holds an MBA from Northcentral University.

New Directors

On July 15, 2014, the majority stockholder of the Company elected Charlie Winters, Kent B. Wilson, and Scott Edwards to serve as members of the Company’s Board of Directors, effective immediately.

Biographical Information for Charlie Winters

Mr. Winters is an automotive executive with over 10 years of automotive dealership experience.  He is also a principal in several automotive dealerships and repair shops throughout the southwest.  Mr. Winters holds a Bachelor’s Degree in Economics from Auburn University.

Biographical Information for Scott Edwards

Mr. Edwards is automotive sales and marketing executive with over 19 years of experience in the automotive industry.  He currently represents a large national automotive franchise distributorship and has extensive knowledge of the inner workings of the retail and wholesale automotive market.

Employment Agreements

On July 16, 2014, the Company entered into an employment agreement (the “Battaglini Agreement”) with the Company’s Chairman and President, Richard Battaglini.  The Battaglini Agreement provides, in part:

-	The term of Mr. Battaglini’s employment began on July 16, 2014 and automatically renews at the end of each year, unless Mr. Battaglini’s employment with the Company is terminated.

-
Mr. Battaglini’s base salary during the initial 60 days of employment shall be $150,000 per year. Thereafter, his annual salary will be $300,000 per year. Compensation shall be payable twice per month and the Company is entitled to deduct any applicable deductions and remittances as required by law.He is also to be provided an annual increase of 10% in base salary automatically applied at the beginning of each year. Upon the event that the Company’s stock price trades above $3.00 per share, the Company will pay Mr. Battaglini a $250,000 performance bonus. Additionally, the Company will issue to Mr. Battaglini, 123,200,000 restricted common shares of stock.

-	Mr. Battagliniis entitled to a company vehicle or a $1,500 per month car allowance.

-	Mr. Battaglini is required to devote full time efforts to the Company pursuant to the Battaglini Agreement.

Additionally, on July 16, 2014, the Company entered into an employment agreement with Kent B. Wilson (the “Wilson Agreement”), the Company’s Chief Executive Officer, and Chief Financial Officer.  The Wilson Agreement provides, in part:

-	The term of Mr. Wilson’s employment began on July 16, 2014 and automatically renews at the end of each year, unless Mr. Wilson’s employment with the Company is terminated.

-	Mr. Wilson’s principal duties, as Chief Executive Officer, include:

	o	Monitor the overall performance of Alpine 4 Automotive Technologies, Ltd.;

o
Meet with management reporting to this position on a regular basis to establish goals, objective and long-range plans for:  Profit, Revenue, Expense, Capital, Sales & Marketing, and Business Development;

	o	Provide budgetary guidelines;

	o	Establish or approve all corporate policies, including: Operations Policy, Fiscal Policy, Sales and Marketing Policy, Compensation and Benefit Policy, Personnel Policy;

	o	Meet with Chief Financial Officer/Controller to monitor the overall financial condition of Alpine 4 Automotive Technologies, Ltd.;

	o	Establish and execute plans for purchase and/or replacement of equipment and facilities to ensure continued growth; and

	o	Ensure that adequate working capital is available to operate the business.

-	Mr. Wilson’s principal duties as Chief Financial officer, include:

	o	Work with the CEO and the Board of Directors (BOD) in the financial management and planning of Alpine 4 Automotive Technologies, Ltd.;

	o	Plan: Plan daily activities that accomplish correct completion of duties of financial reporting staff schedule to sufficiently maintain high levels of work processing and accuracy;

	o	Direct: Develop Assigned Task Lists (ATL) and supervise the completion of duties of the financial reporting staff to assure the accomplishment of departmental goals and objectives;

	o	Control: Performance is controlled through the Cash Flow, Executive Summary and Monthly Budget Variance Report and evaluating pertinent financial information and take action to correct variances; and

o
Take any reasonable action necessary to carry out the responsibilities of the position, while it is consistent with 1) established company policy, 2) sound business judgment and 3) the achievement of profit.

-
Mr. Wilson’s base salary during the initial 60 days of employment shall be $120,000 per year. Thereafter, his annual salary will be $300,000 per year. Compensation shall be payable twice per month and the Company is entitled to deduct any applicable deductions and remittances as required by law.He is also to be provided an annual increase of 5% in base salary automatically applied at the beginning of each year. Upon the event that the Company’s stock price trades above $3.00 per share, the Company will pay Mr. Wilson a $250,000 performance bonus. Additionally, the Company will issue to Mr. Wilson, 27,000,000 restricted common shares of stock.

-	Mr. Wilson shall also be entitled to a company vehicle or a $1,500 per month car allowance.

-	Mr. Wilson is to devote full time efforts to the Company pursuant to the Wilson Agreement.

Name Change; Increase in Authorized Capital

On June 27, 2014, the Board of Director and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 4 Inc. to Alpine 4 Automotive Technologies Ltd. On that date, the officers of the Company filed a Certificate of Amendment relating to the name change with the State of Delaware.

Additionally, on June 30, 2014, the Board of Director and majority stockholder of the Company approved a further amendment to the Company’s Certificate of Incorporation to increase the authorized number of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock.  On that date, the officers of the Company fileda Certificate of Amendment relating to the increase in authorized capital with the State of Delaware.

Available Information

The Company’s Registration Statement on Form 10, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge by emailing the Company at investorrelations@alpine4.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

 Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. With our limited resources, we are faced with significant administrative costs of being a reporting company, additionally; our accountant’s report has raised substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by our management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of our management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Control by management

As of the date of this Report, management of the Company owned 100% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock and will have voting rights of minority shareholders. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls.

Our principal stockholder may engage in a transaction to cause the company to repurchase their shares of common stock

 In order to provide an interest in the Company to a third party, our stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholder. As a result of such transaction, our management, principal stockholder and Board of Director may change.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation, or parameters for a potential business combination, and shareholders may be exposed to unknown risks following a merger if the merger partner is a development stage company or financially unstable. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than   (40) forty hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended   since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors   and control our Company.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

All of the presently outstanding shares of common stock 160,200,000 are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at any time previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As of the date of this Report, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

 There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we can not be assured we will ever lose our shell company status.

Risks of ownership of “Penny Stocks” under SEC regulations

Penny stocks have less visibility and transparency than higher priced securities. Companies that are quoted as penny stocks have risks that are inherently greater than securities that are higher priced due to such factors as less disclosure, lower investor interest and uncertain financial conditions of the issuer. The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our stock.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution to existing shareholders.

Our Certificate of Incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result insubstantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of director (the “Board of Directors”) has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Certificate of Incorporation authorizes the issuance of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mining Safety Disclosures

Not applicable.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibit	Description

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company’s Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.1	Share Purchase Agreement (previously filed with the Commission as an exhibit to the Company’s Form 8-K on June 25, 2014, and incorporated herein by reference)

10.2	Richard Battaglini Employment Contract (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.3	Kent B. Wilson Employment Contract (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.4
Licensing Agreement between the Company and AutoTek Incorporated (previously filed with the Commission as an exhibit to the Company’s Form 8-K on August __8_, 2014, and incorporated herein by reference)

31	Certification of Chief Executive Officer and Chief Financial Officerpursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Automotive Technologies Ltd.

Dated: August ___, 2014

By: /s/ Richard Battaglini
Richard Battaglini
Chairman of the Board and President

Dated: August ___, 2014

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)