Form 10-Q
period 2014-09-30
Alpine 4 Automotive Technologies Ltd.
filed 2014-11-19
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55205

Alpine 4 Automotive Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15589 N. 77th Street, Suite B
Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 19, 2014, the issuer had 85,027,890 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Automotive Technologies Ltd.
Financial Statements
(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheet as of September 30, 2014 (Unaudited) and April 30, 2014 (Audited)	4

Condensed Statements of Operations for the Three Months Ended September 30, 2014, and the Period From April 22, 2014 (inception), to September 30, 2014(Unaudited)	5

Condensed Statement of Cash Flows for the Period From April 22, 2014 (inception), to September 30, 2014 (Unaudited)	6

Notes to Condensed Financial Statements(Unaudited)	7

Alpine 4 Automotive Technologies Ltd.
Condensed Balance Sheet

	September 30,	April 30,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,272	$-
Accounts receivable, net	9,551	-
Stock subscription receivable	12,500	-
Inventory	224,100	-
Total current assets	247,423	-

TOTAL ASSETS	$247,423	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$295,975	$-
Total current liabilities	295,975	-

STOCKHOLDERS' DEFICIT:

Preferred stock, ($0.0001 par value, 5,000,000 shares authorized, none issued and outstanding)
Common stock, ($0.0001 par value, 500,000,000 shares authorized,162,502,890 and 10,000,000 shares issued and outstanding	16,250	1,000
Additional paid-in capital	86,848	-
Accumulated deficit	(151,650)	(1,000)
Total stockholders' deficit	(48,552)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$247,423	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
Condensed Statements of Operations
(Unaudited)

		For the Period From
	Three	April 22, 2014
	Months Ended	(Inception) through
	September 30,	September 30,
	2014	2014

Revenue	$9,551	$9,551

Operating expenses:
General and administrative expenses	158,032	161,201
Total operating expenses	158,032	161,201
Loss from operations	(148,481)	(151,650)

Loss before income tax	(148,481)	(151,650)

Income tax	-	-

Net loss	$(148,481)	$(151,650)

Weighted average shares outstanding :
Basic	137,361,600	81,986,991
Diluted	137,361,600	81,986,991

Loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
Condensed Statement of Cash flows
(Unaudited)

For the Period From
April 22, 2014
(Inception) through
September 30,
2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	25,220
Change in current assets and liabilities:
Accounts receivable	(9,551)
Inventory	(224,100)
Accounts payable	295975
Net cash used in operating activities	(64,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	54,378
Capital contribution from majority stockholder	11,000
Net cash provided by financing activities	65,378

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,272

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,272

CASH PAID FOR:
Interest	$-
Income taxes	$-

Supplemental disclosure of non-cash financing activities 25,000 shares of common stock for stock subscription receivable	$12,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
Notes to Condensed Financial Statements
For the period from Inception (April 22, 2014) to September 30, 2014
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Alpine 4 Automotive Technologies Ltd. (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014. The Company originally intended to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.  The Company has subsequently entered into a License Agreement with AutoTek Incorporated (“AutoTek”), pursuant to which AutoTek licensed to the Company the right to use certain source code for the development of products.  Subsequent to the entry into the License Agreement, the Company entered into an Asset Purchase and Share Exchange Agreement with AutoTek, relating to the purchase of the source code asset.  The closing of the transaction is subject to the approval of AutoTek’s shareholders.

On June 27, 2014, the Board of Director and sole stockholder of Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 4 Inc. to Alpine 4 Automotive Technologies Ltd. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

Additionally, on June 30, 2014, the Board of Director and majority stockholder of the Company approved a further amendment to the Company’s Certificate of Incorporation to increase the authorized number of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock.  On that date, the officers of the Company filed a Certificate of Amendment relating to the increase in authorized capital with the State of Delaware.

On September 19, 2014, the Company entered into a non-binding letter of intent (the “LOI”) with Pure Mobility International Inc. (“PMII”) relating to the proposed purchase by the Company of the outstanding shares of stock of PMII.  Pursuant to the LOI, the Company proposed to purchase 100% of the outstanding shares of PMII for shares of the Company’s common stock.  The Company and PMII reserved the right to restructure the acquisition as an asset purchase transaction rather than a share purchase transaction.

Also pursuant to the LOI, the Company and PMII anticipate that the Company will acquire assets of PMII including certain distributor agreements, contracts, accounts receivable, and certain inventory of PMII.  The Company proposed to issue shares of its restricted common stock with an aggregate value of approximately five million dollars ($5,000,000).  The Company and PMII further agreed to negotiate a definitive agreement to set forth the material terms of the transaction, following appropriate due diligence.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements of the Company in our Form 10-12G/A filed on June 5, 2014 with the SEC.

The interim financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2014, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of September 30, 2014, the Company had no cash equivalents.

Accounts Receivable, net – The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Stock subscription receivable – At September 30, 2014, the Company had a stock subscription receivable in the amount of $12,500 related to the sale of shares of the Company’s common stock.  The amount was collected in October 2014 and has been presented as a current asset in the accompanying unaudited condensed balance sheet.

Inventory – Inventory is valued at the lower of the inventory’s cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

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

Recent Accounting Pronouncements – In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $151,650 as of September 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2014, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of September 30, 2014, 162,502,890 shares were issued and outstanding.

Upon formation of the Company on April 22, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company during the period ended June 30, 2014, which was recorded as additional paid-in capital.

On July 16, 2014, the Company entered into an employment agreement with Richard Battaglini, pursuant to which the Company issued to Mr. Battaglini 123,200,000 shares of the Company’s restricted common stock. The value of the shares issued of $12,320 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

Additionally, on July 16, 2014, the Company entered into an employment agreement with Kent Wilson, pursuant to which the Company issued to Mr. Wilson 27,000,000 shares of the Company’s restricted common stock.  The value of the shares issued of $2,700 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

During the quarter ended September 30, 2014, the Company issued an aggregate of 2,000,000 shares of common stock to two Directors of the Company in connection with their service to the Company.  The value of the shares issued of $200 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

During the quarter ended September the Company sold 252,890 shares of common stock for gross proceeds of $65,878, of which $12,500 was not received until October 2014.

During the quarter ended September 30, 2014, the Company issued 50,000 shares of common stock to two consultants of the Company.  The value of the shares issued of $10,000 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

Mr. Battaglini, the Company’s majority shareholder, made contributions totaling $10,000 to the Company during the quarter ended September 30, 2014, which was recorded as additional paid-in capital.

5.	RELATED PARTY TRANSACTION

On August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).  Richard Battaglini, the Company's President, Chairman, and majority shareholder, is also the President and Chairman of AutoTek.

AutoTek is the owner of technology, including software source code, relating to two products designed to assist automobile dealerships: LotWatch and ServiceWatch.  LotWatch provides real-time information relating to each vehicle on a dealer’s lot.  ServiceWatch interfaces with a new vehicle, and provides information to a dealership service department about the vehicle, designed to improve communications between a dealer and a customer, and to provide better service to the customer.  Collectively, LotWatch and ServiceWatch are the “Licensed Technology.”

Pursuant to the Agreement, AutoTek granted to the Company an exclusive, transferable (including sub licensable) worldwide perpetual license of the Licensed Technology, to make, use, iport, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”).  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The term of the Agreement runs from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek’s issued capital stock or AutoTek’s assets and intellectual property rights related to the source code, or (B) the first annual anniversary of the effective date.

6.	SUBSEQUENT EVENTS

Common Stock

Subsequent to September 30, 2014, the Company:

•	issued 25,000 shares of common stock for cash of $12,500;

•	issued 500,000 shares to a consultant for services valued at $250,000; and

•	cancelled 78,000,000 shares previously issued to Mr. Battaglini for no consideration.

Registration Statement/Proxy Statement

The Company and AutoTek Incorporated (“AutoTek”) have entered into an Asset Purchase and Share Exchange Agreement (the “APA”), pursuant to which the Company agreed to purchase from AutoTek the assets and intellectual property relating to the source code that was the subject of the License Agreement between the Company and AutoTek.  Pursuant to the APA, the closing of the asset purchase transaction is conditioned on the approval by the shareholders of AutoTek of the sale by AutoTek of the source code assets.  As the purchase price for the source code assets, the Company agreed to pay to AutoTek $30,000 in cash, and to offer to the AutoTek shareholders the right (but not the obligation) to exchange each one share of AutoTek common stock for six (6) shares of the Company’s common stock.

On November 4, 2014, the Company filed a registration statement/proxy statement on Form S-4 (the “Registration Statement”) with the U.S Securities and Exchange Commission (the “SEC”).  The Registration Statement acts as a proxy statement to the AutoTek shareholders, relating to a special shareholder meeting to be held.  The Registration Statement includes information relating to the transaction, the Company, AutoTek’s operations and planned operations following the asset purchase transaction (assuming shareholder approval), as well as information about the officers of the Company, the Company’s development of the LotWatch and ServiceWatch products, their deployment to automobile dealerships, and related information about the Company.  The Registration Statement is under review by the SEC.

Change in Shell Company Status

In light of the License Agreement and the APA with AutoTek; the Company’s use of the licensed technology to develop the LotWatch and ServiceWatch products; the Company’s agreements with multiple automobile dealerships for deployment of the LotWatch and ServiceWatch products; and the revenues generated by the Company from those products, management of the Company believes that the Company has more than no or nominal operations.  Additionally, the Company has more than no or nominal assets, and has assets that are more than cash or cash equivalents.  As such, the Company has ceased to be a “shell company” as defined in SEC Rule 405 and Rule 12b-2.

Additionally, the information provided in the Registration Statement constitutes “Form 10 information” as required to be filed by SEC Rule 144.  In a Current Report filed with the SEC on November 5, 2014, the Company indicated that it had ceased to be a shell company and that the Company has filed current Form 10 information.

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

Overview and Highlights

Company Background

ALPINE 4 Inc. was incorporated in the State of Delaware on April 22, 2014. The Company was in the developmental stage and conducted virtually no business operations.  On August 5, 2014,  the Company entered into a Licensing Agreement (the “License Agreement”) with AutoTek Incorporated (“AutoTek”).  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sublicensable) worldwide perpetual license of the source code that could be developed into the LotWatch and ServiceWatch Products, to make, use, iport, lease, and sell products incorporating the LotWatch and ServiceWatch products (the “Licensed Products”).  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The term of the License Agreement runs from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek’s issued capital stock or AutoTek’s assets and intellectual property rights relating to the source code, or (B) the first annual anniversary of the effective date.

Following the entry into the Licensing Agreement, the Company and AutoTek negotiated an Asset Purchase and Share Exchange Agreement (the “Asset Purchase Agreement”), pursuant to which the Company would purchase the source code asset from AutoTek.  The Company agreed to pay $30,000, and to offer to all of the AutoTek shareholders to issue shares of the Company’s common stock in exchange for shares of AutoTek’s stock tendered.  The closing of the asset purchase transaction is conditioned upon receipt of the approval of a majority of the AutoTek shareholders.

The Company filed a registration statement/proxy statement on Form S-4 with the SEC on November 4, 2014.  The registration statement/proxy statement provides information about the Company and the asset purchase transaction to the shareholders of AutoTek, and provides that a special meeting of the AutoTek shareholders will be held where they can vote on the asset purchase transaction.  As of the date of this Report, the registration statement/proxy statement was under review by the SEC.  Following the review by the SEC and assuming that the AutoTek shareholders approve the asset purchase transaction, the Company and AutoTek intend to close the transaction shortly thereafter.

As noted, the Company offered to issue shares of the Company’s common stock to the AutoTek shareholders who elect to exchange their AutoTek shares.  The AutoTek shareholders are not required to exchange their shares, and any AutoTek shareholders who elect to not participate in the share exchange will remain AutoTek shareholders.  The AutoTek shareholders who elect to exchange their shares will receive six (6) shares of the Company’s common stock for each one share of AutoTek stock tendered for exchange.  As of the date of this Report, AutoTek had  25,000,000 shares of stock outstanding.  Assuming that 100% of the shares are exchanged, the Company would have to issue 150,000,000 shares of common stock to the AutoTek stockholders.  There can be no guarantee that all of the AutoTek stockholders will exchange their shares, or that the Company will be required to issue the full 150,000,000 shares.  Until the share exchange is completed, the Company cannot determine how many shares of its common stock will be issued to the AutoTek stockholders.

Following the closing of the asset purchase transaction, the intended purpose of the Company is to use the source c code acquired from AutoTek, as well as acquiring other potential businesses, and deploy those assets to the Company’s customer base which consists of automotive dealerships in the United States.  As of the date of this Report, the Company 4 has used AutoTek’s source code (pursuant to the License Agreement) to design, develop and market telematics devices and software for the Automotive Industry.  The Company has begun to deploy a portfolio of consumer and professional software applications, called LotWatch and ServiceWatch to the Company’s customer base.  Further, management anticipates that these products will be sold in the United States from new car automotive dealership stores. The Company’s Chairman and President is an executive officer and former majority shareholder of AutoTek.

The Company owns no real estate or personal property. The Company selected December 31 as its fiscal year end.

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

Results of Operations

Revenue

Our revenue for the quarter ended September 30, 2014, and from inception to September 30, 2014, were $9,551 and $9,551, respectively.  We began selling our products during the quarter ended September 30, 2014, and expect our revenue to grow significantly over the next 12 months.

General and administrative expenses

Our general and administrative expenses for the quarter ended September 30, 2014 and from inception to September 30, 2014, were $158,032 and $161,201, respectively.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock and capital contribution from stockholders.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $151,650 as of September 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Recent Developments

Registration Statement/Proxy Statement

As noted above, the Company and AutoTek Incorporated (“AutoTek”) have entered into an Asset Purchase and Share Exchange Agreement (the “APA”), pursuant to which the Company agreed to purchase from AutoTek the assets and intellectual property relating to the source code that was the subject of the License Agreement between the Company and AutoTek.  Pursuant to the APA, the closing of the asset purchase transaction is conditioned on the approval by the shareholders of AutoTek of the sale by AutoTek of the source code assets.  As the purchase price for the source code assets, the Company agreed to pay to AutoTek $30,000 in cash, and to offer to the AutoTek shareholders the right (but not the obligation) to exchange each one share of AutoTek common stock for six (6) shares of the Company’s common stock.

On November 4, 2014, the Company filed a registration statement/proxy statement on Form S-4 (the “Registration Statement”) with the U.S Securities and Exchange Commission (the “SEC”).  The Registration Statement acts as a proxy statement to the AutoTek shareholders, relating to a special shareholder meeting to be held.  The Registration Statement includes information relating to the transaction, the Company, AutoTek’s operations and planned operations following the asset purchase transaction (assuming shareholder approval), as well as information about the officers of the Company, the Company’s development of the LotWatch and ServiceWatch products, their deployment to automobile dealerships, and related information about the Company.  The Registration Statement is under review by the SEC.

Change in Shell Company Status

In light of the License Agreement and the APA with AutoTek; the Company’s use of the licensed technology to develop the LotWatch and ServiceWatch products; the Company’s agreements with multiple automobile dealerships for deployment of the LotWatch and ServiceWatch products; and the revenues generated by the Company from those products, management of the Company believes that the Company has more than no or nominal operations.  Additionally, the Company has more than no or nominal assets, and has assets that are more than cash or cash equivalents.  As such, the Company has ceased to be a “shell company” as defined in SEC Rule 405 and Rule 12b-2.

Additionally, the information provided in the Registration Statement constitutes “Form 10 information” as required to be filed by SEC Rule 144.  In a Current Report filed with the SEC on November 5, 2014, the Company indicated that it had ceased to be a shell company and that the Company has filed current Form 10 information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.    Risk Factors

Not required for Smaller Reporting Companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014, the Company issued 226,890 shares of its restricted common stock in connection with a private placement offering conducted by the Company, for proceeds of $52,879.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Additionally, the quarter ended September 30, 2014, the Company issued 50,000 shares of restricted common stock to two consultants of the Company.  The value of the shares issued, $10,000, was management’s estimate of the fair value of the Company’s common stock on the date of issuance, based on prior private sales of the Company’s common stock.  The shares of common stock were issued to the consultants without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The Company also sold 26,000 shares of restricted common stock to the Company’s President and major stockholder. The shares of common stock were issued to the Directors without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Finally, the Company granted an aggregate of 2,000,000 shares of restricted common stock to directors of the Company in connection with their services to the Company.  The shares of common stock were issued to the Directors without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Subsequent to September 30, 2014, the Company issued 500,000 shares of its restricted common stock to a consultant of the Company in connection with work performed for the Company.  The shares of common stock were issued to the consultant without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mining Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company’s Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.1	Share Purchase Agreement (previously filed with the Commission as an exhibit to the Company’s Form 8-K on June 25, 2014, and incorporated herein by reference)

10.2	Richard Battaglini Employment Contract (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.3	Kent B. Wilson Employment Contract (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.4	Licensing Agreement between the Company and AutoTek Incorporated (previously filed with the Commission as an exhibit to the Company’s Form 8-K on August 8, 2014, and incorporated herein by reference)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Automotive Technologies Ltd.

Dated: November 19, 2014

By: /s/ Richard Battaglini
Richard Battaglini
Chairman of the Board and President

Dated: November 19, 2014

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)