Form 10-Q/A
period 2014-09-30
Alpine 4 Automotive Technologies Ltd.
filed 2015-01-06
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended September 30, 2014, initially filed with the Securities and Exchange Commission on November 19, 2014 (the “Original 10-Q”).

This Form 10-Q/A includes certain amendments to provide additional information in the notes to the financial statements and Management’s Discussion and Analysis section.  This Form 10-Q/A only amends and restates Items 1 and 2 of Part I of the Original 10-Q.  No other items in the Original 10-Q are amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original 10-Q or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 or Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Automotive Technologies Ltd.
Financial Statements
(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheet as of September 30, 2014 (Unaudited) and April 30, 2014 (Audited)	4

Condensed Statements of Operations for the Three Months Ended September 30, 2014, and the Period From April 22, 2014 (inception), to September 30, 2014 (Unaudited)	5

Condensed Statement of Cash Flows for the Period From April 22, 2014 (inception), to September 30, 2014 (Unaudited)	6

Notes to Condensed Financial Statements(Unaudited)	7

Alpine 4 Automotive Technologies Ltd.
Condensed Balance Sheet

	September 30,	April 30,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,272	$-
Accounts receivable, net	9,551	-
Stock subscription receivable	12,500	-
Inventory	224,100	-
Total current assets	247,423	-

TOTAL ASSETS	$247,423	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$295,975	$-
Total current liabilities	295,975	-

STOCKHOLDERS' DEFICIT:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized, none issued and outstanding)
Common stock, ($0.0001 par value, 500,000,000 shares authorized,162,502,890 and 10,000,000 shares issued and outstanding	16,250	1,000
Additional paid-in capital	86,848	-
Accumulated deficit	(151,650)	(1,000)
Total stockholders' deficit	(48,552)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$247,423	$-

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

Inventory – Inventory is valued at the lower of the inventory’s cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company’s inventory at September 30, 2014 is finished goods inventory.

Revenue Recognition – Revenue is recognized in accordance with ASC 605.  For the Company’s LotWatch product, the Company charges auto dealerships an installation fee for the installing its telematics devices in the vehicle and a monthly fee based on the number of vehicles on the dealer’s lot.  Revenue for the installation is recognized with completed.  The Company charges each dealer a monthly fee based on the number of vehicles on the dealer’s lot. Revenue for this monitoring service is recognized monthly based on the number of vehicles on the dealer’s lot.

For the Company’s ServiceWatch product, the Company allocates the cost of the contract between the hardware and the service contract.  The revenue from the hardware is recognized when the contract is sold to the customer and the revenue for the service contract is recognized monthly over the contract period of generally 2-3 years.  The revenue allocated to the hardware comprises the cost of the hardware plus a reasonable profit on the sale of the hardware, plus a factor for selling and commissions.  The balance of the contract amount is allocated to the service portion of the contract and is recognized monthly over the contract period.

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

5. RELATED PARTY TRANSACTION

On August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).  Richard Battaglini, the Company’s President, Chairman, and majority shareholder, is also the President and Chairman of AutoTek.

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

Business Seasonality and Product Introductions

Following the planned acquisition of the AutoTek assets, the Company expects to experience higher net sales in its first and third quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand and the automotive industry model year end that  typically concludes in the third quarter of each year.  Additionally, new automotive models introductions can significantly impact our products ability to communicate properly and therefore product costs and operating expenses may rise. Product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and dealerships anticipate a vehicle introduction.

Results of Operations

Revenue

Our revenue for the quarter ended September 30, 2014, and from inception to September 30, 2014, were $9,551 and $9,551, respectively.  We began selling our products and services during the quarter ended September 30, 2014, and expect our revenue to grow significantly over the next 12 months.

The revenue generated during the period ending September 30, 2014, was from our LotWatch product.  Revenue was recognized from installation charges of installing our telematics devices at auto dealerships, and revenue was recognized for a monthly access fee for accessing vehicle information from those devices for the month of September.

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

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities.  The Company also may elect to seek bank financing or to engage in debt financing through a placement agent.  If the Company is unable to raise sufficient capital from operations or through sales of its securities or other means, we may need to delay implementation of our business plans.

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

Dated: January 2, 2015
By: /s/ Richard Battaglini
Richard Battaglini
Chairman of the Board and President
Dated: January 2, 2015
By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, Secretary (Principal Executive Officer, Principal Financial Officer)