Form 10-K
period 2014-12-31
Alpine 4 Automotive Technologies Ltd.
filed 2015-05-05
CIK 1606698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-55205

Alpine 4 Automotive Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15589 N. 77th Street, Suite B
Scottsdale, AZ	85260
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 442 7565

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicated by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer (do not check if a smaller reporting company)	[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 13, 2015, was 99,791,390.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
FISCAL YEAR ENDED DECEMBER 31, 2014
FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.                    BUSINESS.

Our Business

Company Background

Alpine 4 Automotive Technologies Ltd. (the “Company”) was incorporated in Delaware on April 22, 2014, as ALPINE 4 Inc. From inception, the Company was in the developmental stage and has conducted only limited business operations. The Company owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end.

On June 24, 2014, the Company appointed Richard Battaglini as Chairman and President and Mr. Kent B. Wilson as Chief Executive Officer and Chief Financial Officer.

On June 27, 2014, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 4 Inc. to Alpine 4 Automotive Technologies Ltd.

Additionally, on June 30, 2014, the Board of Directors and majority stockholder of the Company approved a further amendment to the Company’s Certificate of Incorporation to increase the authorized number of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock.  On that date, the officers of the Company filed a Certificate of Amendment relating to the increase in authorized capital with the State of Delaware.

Subsequently, on August 5, 2014, the Company entered into a Licensing Agreement (the “License Agreement”) with AutoTek.  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sublicensable) worldwide perpetual license of the LotWatch and ServiceWatch Products, to make, use, iport, lease, and sell products incorporating the LotWatch and ServiceWatch products (the “Licensed Products”).  Collectively, LotWatch and ServiceWatch are the “Licensed Technology.”  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The term of the License Agreement runs from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek’s issued capital stock or AutoTek’s assets and intellectual property rights relating to the Licensed Technology, or (B) the first annual anniversary of the effective date.  In the Asset Purchase and Share Exchange Agreement (discussed in more detail below), Alpine 4 and AutoTek agreed that the License Agreement would be terminated on closing of the Asset Purchase Transaction.

As of the date of this Report, the Company had only recently begun to generate revenues from its contracts with automobile dealerships with respect to installations of the two products.  Management anticipates that the Agreement likely will result in increased revenues to the Company in the second and third quarters of 2015.

The intended purpose of the Company is to acquire the Source Code from AutoTek and other potential businesses and deploy those assets to the Company’s customer base which consists of automotive dealerships in the United States.  AutoTek has developed software source code and licensed it to Alpine 4, and Alpine 4 has used that source code to design, develop and market telematics devices and software for the Automotive Industry.  A portfolio of consumer and professional software applications, called LotWatch and ServiceWatch will be deployed to Alpine 4’s customer base.  Further, these products will be sold in the United States from new car automotive dealership stores. Alpine 4’s Chairman and President is an executive officer and founder of AutoTek.

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

Developed Products

LotWatch – Integrated Inventory Management System

LotWatch™ is a product that was designed and developed by Alpine 4 in the United States. By using information gathered from the OBD (On Board Diagnostics) port in almost any newer vehicle, and by utilizing both GPS technology and cellular based service, the LotWatch™ module gives car dealerships vehicle-specific, real-time, accurate information about your fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4’s user-friendly interface anywhere the dealership has internet access. LotWatch™ uses wireless data transmission technology.

LotWatch™ provides better inventory management by:

-	Knowing when a vehicle has left a specific geo-fence that a dealership can establish in Alpine 4’s proprietary system. With this product, dealership management can know the location of its inventory.

-
Knowing how many days any vehicle has been in the dealership’s new car inventory. The dealership’s sales team will know where the oldest vehicle on the lot is, resulting in a substantial savings in flooring fees.

-
Eliminating lost sales because the dealership team did not know a vehicle’s battery needed to be charged or the vehicle refueled before the customer did.  The LotWatch provides information about the vehicle’s status, including battery charge, fuel status, and the last time it was driven.

-	Keeping the dealership informed of customer and employee driving habits when a new vehicle leaves the lot.

-	Recording events specific to each of the dealership’s vehicles. Dealership management will know when and how many times any new vehicle on its lot has been driven!

-	Generating customized reports on a pre-determined basis. Dealership management can determine the scope and frequency of reports generated by the system.

ServiceWatch – Personalized Assistance and Diagnostic Solution

ServiceWatch is a product that uses information gathered from the OBD (On Board Diagnostics) port in almost any newer vehicle, and utilizes GPS technology and cellular based services.  The ServiceWatch module provides personalized assistance and diagnostic solutions to both the vehicle owner and the dealership that sold the vehicle. ServiceWatch is also designed to transmit information to a dealership’s service department to help improve customer service levels.

The benefits of ServiceWatch include:

-
Vehicle Awareness: real-time notifications of check-engine diagnostics and vehicle maintenance are sent to the owner of the vehicle and the selling dealership service department via text message or email.

-
Nationwide Service Support: the mobile application provides location-specific services, which can help refer a vehicle owner to the nearest dealership and recommend driving distances, based on diagnostics from the check-engine light and information obtained from the vehicle’s on board computer.

-	Convenient Access: the mobile app and a proprietary web-based interface provide vehicle owners with 24-hour convenient and easy access to vehicle information or location.

-
Lost or Stolen Vehicle Support: the embedded GPS feature enables the vehicle owner to assist local police departments with locating a lost or stolen vehicle through Alpine 4’s toll-free customer service line.

-
Personal Assistance: ServiceWatch includes Personal Assistance as an additional benefit.  Services include directory assistance, driving directions, and dining suggestions and reservations are examples of features that are available. Typical arrangements include a three-year contract for the vehicle owner which can be renewed directly with Alpine 4 if the owner desires.

-
Usage Visibility: this feature permits parents to effectively manage the safety of younger drivers by utilizing GPS services online or via the mobile app. The ability to obtain new driver habits, top speeds, panic stops, quick accelerations, curfew notifications and geo-fence guidelines are examples of the features available in ServiceWatch.

As of the date of this Report, Alpine 4 had concluded installations at four automobile dealerships in Arizona, California, and Indiana for the LotWatch and ServiceWatch products.

Alpine 4 personnel provide training in the installation of the devices, creation of the customized user interface, and use of the inventory management system.  Additionally, personnel introduce and explain the details of the products to a dealership’s sales staff, train the finance managers on the benefits of ServiceWatch and the registration process, and provide other training and support as agreed upon with the dealership.

Alpine 4 has an agreement with one principal manufacturer and supplier of the devices.

CalAmp Wireless Data Systems, Inc.

Additionally, in August 2014, Alpine 4 entered into a CalAmp Connect – PULSTM Master Service Agreement (the “CalAmp Agreement”) with CalAmp Wireless Data Systems, Inc. (“CalAmp”), pursuant to which Alpine 4 is entitled to access the CalAmp Connect Device Enablement Platform, and the Programming Update Logistics System (PULS) Application Services platform and use CalAmp’s services related to the devices.  CalAmp sells hardware devices (the “CalAmp Devices”) that collect and report real-time information about vehicles through the CalAmp platform of application services (the “CalAmp Application Services”).  Pursuant to the CalAmp Agreement,CalAmp granted to Alpine 4 a license to use CalAmp’s Application Services with CalAmp device(s) and ancillary accessories that directly interface with CalAmp’s software application(s), including but not limited to PULS and the device enablement platform.  CalAmp’s Application Services include fleet management and tracking, features which, when incorporated with Alpine 4’s proprietary software solutions, provide automobile dealerships with real-time information about vehicle inventory.  Pursuant to the CalAmp Agreement, Alpine 4 agreed to pay monthly fees for each installed device.  The fees include access to a set amount of pooled data per device, transmitted over CalAmp’s contract network.  The initial term of the CalAmp Agreement was for one year from the effective date (August 15, 2014), with automatic month-to-month renewals following the initial term.  Alpine 4 has purchased devices from CalAmp, pursuant to purchase orders rather than a separate manufacturing agreement.

The agreement with CalAmp was previously filed as an exhibit to the Company’s Registration Statement/Proxy Statement on Form S-4.

Business Seasonality and Product Introductions

Following the planned acquisition of the AutoTek source code assets, the Company expects to experience higher net sales in its first and third quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand and the automotive industry model year end that typically concludes in the third quarter of each year. Additionally, new automotive models introductions can significantly impact our products ability to communicate properly and therefore product costs and operating expenses may rise. Product introductions can also impact the Company’s net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and dealerships anticipate a vehicle introduction.

Recent Developments

As noted above, in connection with the License Agreement with AutoTek, the Company and AutoTek entered into an Asset Purchase and Share Exchange Agreement (the “APA”), subject to the approval of the common stockholders of AutoTek.  Pursuant to the APA, and assuming approval by the shareholders of AutoTek, the Company will purchase a source code asset from AutoTek (the “Asset Purchase Transaction”), and will pay a purchase price consisting of cash, assumption of certain obligations relating to the asset purchased, and an offer to exchange shares (the “Share Exchange”) of the Company’s common stock for shares of AutoTek stock that are tendered by the AutoTek stockholders.

The Asset Purchase Transaction and the Share Exchange are discussed in more detail below.  In connection with the Asset Purchase Transaction and the Share Exchange, the Company has filed a registration statement/proxy statement on Form S-4 with the SEC.  As of the date of this Report, that registration statement/proxy statement was under review by the SEC.  Once it is declared effective, AutoTek will hold a special shareholder meeting where its shareholders can vote on the Asset Purchase Transaction.  If the AutoTek shareholders approve the Asset Purchase Transaction, the Company will proceed with the Share Exchange.

The Asset Purchase Transaction

The terms and conditions of the Asset Purchase Transaction are contained in the Asset Purchase and Share Exchange Agreement (the “Agreement”), filed as part of the Company's Registration Statement on Form S-4. We encourage you to read the Agreement carefully, as it is the legal document that governs the Asset Purchase Transaction.

Purchase of Assets: Transaction.  On and subject to the terms and conditions of the Agreement, and assuming that the required approval of the AutoTek shareholders is obtained, Alpine 4 agrees to purchase from AutoTek, and AutoTek agrees to sell, transfer, convey, assign and deliver to Alpine 4, title to and ownership of, all of the Acquired Assets (defined below) at the Closing, for the consideration specified below.  The Acquired Assets consist of: , (a) source code and related materials (the “Source Code”) which Alpine 4 has developed (pursuant to a licensing agreement) into new LotWatch and ServiceWatch products; (b) non-disclosure agreements relating to the development of the intellectual property relating to the Source Code; (c) the related intellectual property; (d) equipment and other tangible assets relating to the Source Code; (e) to the extent in the possession of Seller, any vendor and supplier lists related to the LotWatch and ServiceWatch products or the Source Code; and (f) any plans, drawings and specifications, and all books, records and files, related to the Source Code which Seller either owns or both possesses and has the right to assign to Buyer.

Purchase Price: Consideration Provided by Alpine 4 for the Acquired Assets.  Subject to the terms and conditions of the Agreement, as total consideration for the Acquired Assets, Alpine 4 agreed to (a) pay to AutoTek the sum of $30,000; (b) accept all right, title and interest in and to the Transferred Assets, free and clear of all encumbrances, in accordance with the terms of the Agreement; (c) execute and deliver a signed Assignment and Assumption Agreement; and (d) upon approval by the AutoTek shareholders, Alpine 4 agreed to offer to exchange shares of its common stock for shares of AutoTek common stock tendered by AutoTek stockholders who elected to participate in the Share Exchange.  Specifically, Alpine 4 agreed that in exchange for each one (1) share of AutoTek common stock tendered for exchange pursuant to the Share Exchange (summarized below), Alpine 4 will issue six (6) Exchange Shares.  If 100% of the outstanding shares of AutoTek are tendered in connection with the Share Exchange, Alpine 4 will issue 150,000,000 shares of its common stock.  The AutoTek shareholders are not required to exchange their shares, and as such, there is no way to determine in advance how many shares Alpine 4 will be required to issue.  AutoTek stockholders who do not elect to participate in the Share Exchange will remain stockholders of AutoTek.

With respect to the payment of the cash component of the purchase price, Mr. Battaglini has indicated that if the Company  has not generated sufficient revenues to be able to pay the purchase price, he has reserved funds which can be used by Alpine 4 to pay the cash purchase price.  Mr. Battaglini has indicated that he either plans to purchase additional shares of restricted common stock of Alpine 4, or lend the funds to Alpine 4 pursuant to a promissory note.

The Share Exchange

As partial consideration for the Asset Purchase Transaction, Alpine 4 is offering the Share Exchange, pursuant to which Alpine 4 has agreed to issue six (6) shares of its common stock in exchange for each one (1) share of AutoTek common stock tendered in connection with the Share Exchange.  As noted above, the AutoTek shareholders are not required to participate in the Share Exchange, and there is no minimum number of shares that are required to be exchanged by AutoTek shareholders.

Alpine 4 agreed to hold open its offer to stockholders of AutoTek to participate in the Share Exchange for a period of forty-five (45) days (the “Exchange Period”) following the date of the AutoTek special meeting which will be held after the SEC declares the Company’s proxy statement/registration statement effective.  At any time during the Exchange Period, AutoTek shareholders may tender their shares of AutoTek common stock to Alpine 4, pursuant to the steps outlined in the Registration Statement, and will receive in exchange, following the closing of the Exchange Period, six (6) shares of Alpine 4 common stock for each one (1) share of AutoTek common stock tendered.  AutoTek and Alpine 4 will use their best efforts to communicate with all of the AutoTek shareholders regarding the Asset Purchase Transaction and the Share Exchange Agreement.  There is no minimum number of shares of AutoTek common stock that must be tendered in the Share Exchange.  As noted, if 100% of the outstanding shares of AutoTek are tendered in connection with the Share Exchange, Alpine 4 will issue 150,000,000 shares of its common stock.  Until the closing of the Share Exchange, Alpine 4 cannot determine how many Exchange Shares will be issued.

At the close of the Exchange Period, any AutoTek shareholders who have not tendered their AutoTek shares will not be entitled to participate in the Share Exchange.  They will continue to hold shares of AutoTek common stock, and AutoTek management anticipates that AutoTek (as an entity) will continue its operations, focusing on the Pulse, BrakeSafe, BrakeTek and BrakePlus operations and products.  AutoTek plans to have separate offices and facilities from those of Alpine 4, and will retain its sales and clerical employees.  AutoTek management anticipates that Richard Battaglini, Charles Winters, and Scott Edwards will continue to serve as directors of AutoTek, and that Mr. Battaglini will continue to serve as President of AutoTek, at least for the foreseeable future.

Installations at Dealerships

Subsequent to the execution of the Agreement, Alpine 4 has contacted numerous automobile dealerships relating to agreements for the installation for and the use of the LotWatch and ServiceWatch products. As of the date of this Report, Alpine 4 has concluded installations at four automobile dealerships in Arizona, California, and Indiana for beta testing.  In the third quarter of 2014, Alpine 4 conducted a beta launch of its LotWatch product.  That launch consisted of beta testing at the dealerships located in Arizona, California and Indiana.  Two of the dealerships were charged “installation fees,” and two dealerships were also charged LotWatch access fees to Alpine 4’s user interface.  The revenue generated during the third quarter was minimal in nature.

Alpine 4 management anticipates that these dealership installations should start producing revenues to Alpine 4 as early as the second or third quarter of 2015.

Termination of Novatel Wireless Agreement

Alpine 4 previously entered into an agreement with Novatel Wireless, Inc. (“the Novatel Agreement”) relating to the provision by Novatel of devices and services.  The Novatel Agreement governed the provisions of Novatel products and services, constituting the “NWI Solution” to Alpine 4.  Pursuant to the Novatel Agreement, Novatel agreed to sell certain devices with embedded advanced diagnostics software, capable of reading vehicle identification numbers, odometer readings, battery voltage, and fuel levels on certain vehicles.  The device is small, approximately two inches by two inches by three inches, and plugs into a vehicle’s OBD port, and with the embedded software, will read data generated by the vehicle, and will communicate with Alpine 4’s proprietary system.  The NWI Solution would run over a cellular network, and included a certain amount of data and a certain number of text messages per device per month.  Pursuant to the Novatel Agreement, the Company would submit purchase orders for devices, and pay a monthly fee for each device delivered to Alpine 4 for a period of 24 months.  The Company had submitted one order under the Novatel Agreement, and Novatel had made the first delivery of devices to the Company.

Subsequently, pursuant to mutual agreement, Alpine 4 and Novatel agreed to terminate the Novatel Agreement.  The Company agreed to return all devices delivered and to pay a fee for any that could not be returned.  Additionally, the Company agreed to pay approximately $3,000 as the remaining obligation under the Novatel Agreement, following which, the Novatel Agreement and all obligations owed thereunder would be terminated.

Pure Mobility International, Inc. – Agreement and Termination

On September 19, 2014, Alpine 4 entered into a non-binding letter of intent (the “LOI”) with Pure Mobility International Inc. (“PMII”) relating to the proposed purchase by Alpine 4 of the outstanding shares of stock of PMII.  Pursuant to the LOI, Alpine 4 proposed to purchase 100% of the outstanding shares of PMII for shares of Alpine 4 common stock.  Alpine 4 and PMII reserved the right to restructure the acquisition as an asset purchase transaction rather than a share purchase transaction.

On December 11, 2014, Alpine 4 entered into an Asset Purchase Agreement (the “ Asset Purchase Agreement”) with Pure Mobility International Incorporated, a Canadian corporation (“PMI”).

PMI is a distributor of Sweratel AB wireless broadband technology for the Americas and the Caribbean, and has current exclusive approved projects in Costa Rica, Bahamas, Turks and Caicos, and Conakry, Guinea.

Pursuant to the Agreement, Alpine 4 purchased from PMI the following assets (collectively, the Purchased Assets):

-	VAD (Value Added Distributor Agreement) from Sweratel with exclusive rights in North America, South America, and the Caribbean;

-	All related Sweratel inventory;

-	All equipment and other tangible assets;

-	Any contracts for Costa Rica, Bahamas, Turks and Caicos, and Conakry, Guinea;

-
All plans, drawings and specifications, and all books, records, and files, related to the intellectual property transferred, which PMI owns or both possesses and has the rights to assign to the Company.

In consideration for the Purchased Assets, Alpine 4 agreed to do the following:

-	Accept right, title, and interest in and to the Purchased Assets;

-	Issue 8,000,000 shares of the Company’s restricted common stock; and

-	Issue 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred”) to PMI.

Alpine 4’s management anticipates that PMI will use the Series A Preferred (discussed in more detail below) to satisfy any outstanding debts of PMI.

Alpine 4 and PMI also entered into a General Assignment and Assumption of Contracts Agreement and a General Assignment and Bill of Sale, pursuant to which PMI assigned the contracts and assets to Alpine 4, and Alpine 4 accepted the assignments and assumed the contracts assigned.

Issuance of Shares of Restricted Common Stock; Issuance of Shares of Restricted Preferred Stock

As noted above, in connection with the Asset Purchase Agreement, Alpine 4 agreed to issue 8,000,000 shares of its restricted common stock to PMI as part of the purchase price paid.  Additionally, Alpine 4 agreed to issue 500,000 shares of Series A Preferred Stock to PMI.

In the Asset Purchase Agreement, PMI made certain representations and warranties to Alpine 4, including that it is an accredited investor, that it was acquiring the shares for its own account and not in connection with any resale or distribution, that it had reviewed Alpine 4’s public filings, and that it understood that the shares are restricted securities.  Alpine 4 will issue certificates for the common and preferred shares which include a restrictive legend.

In connection with the Pure Mobility Asset Purchase Agreement, on December 16, 2014, Alpine 4 filed with the Secretary of State of Delaware a Certificate of Designation of Rights and Preferences (the “Designation”), which served to amend Alpine 4’s Certificate of Incorporation to include the Designation.  Pursuant to Alpine 4’s Certificate of Incorporation, Alpine 4’s Board of Directors is authorized to provide by resolution for the issuance of shares of preferred stock, and to establish the designation, powers, preferences, and rights of the shares of such series of preferred stock.

The terms of the Series A Preferred Stock include the following:

-	Number of shares: Alpine 4 designated 500,000 shares of Series A Preferred Stock.

-	No dividends will accrue.

-	Except as otherwise required by law, the Series A Preferred Stock have no voting rights.

-	Redemption: Alpine 4 has the right to redeem the shares of Series A Preferred as follows:

o	One half of the shares of Preferred Stock shall be redeemable by Alpine 4 on the 12 month anniversary of the date of issuance of the shares of Preferred Stock;

o	One half of the shares of Preferred Stock shall be redeemable by Alpine 4 on the 18 month anniversary of the date of issuance of the shares of Preferred Stock; and

o	The “Redemption Price” shall be equal to the Stated Value of such shares of Preferred Stock, namely $1.00 per share.

-
Conversion: The shares of Series A Preferred are convertible only upon the Company’s determination to not exercise its right to redeem the Series A Preferred. If the Company determines to not redeem any tranche of the Series A Preferred, the holder may submit a conversion notice to the Company with respect to that tranche.

Unless the conversion price became subject to adjustment, the maximum number of shares of Alpine 4’s common stock that could have been issued in connection with conversions of the Series A Preferred was 500,000 shares.

Subsequently, on February 23, 2015, Alpine 4 and PMI entered into a Rescission of Asset Purchase Agreement (the “Termination Agreement”) to terminate the asset purchase with PMI.

Following the entry by Alpine 4 and PMI into the Asset Purchase Agreement, certain unknown claims by PMI creditors were brought in connection with some of the Assets that were the subject of the Asset Purchase Agreement.  In light of these claims, Alpine 4 and PMI agreed that it would be in the best interest of both entities to terminate the Asset Purchase Agreement and rescind the purchase of the Assets and the Asset Purchase Agreement.

As such, pursuant to the Termination Agreement, Alpine 4 and PMI agree to rescind fully and completely the purchase of the Assets by Alpine 4 and the sale of the Assets by PMI, and to terminate fully the Asset Purchase Agreement.  Under the Termination Agreement, Alpine 4 disclaimed any ownership, right, title to, or interest in any of the Assets, and such Assets will be deemed by Alpine 4 and PMI to belong to PMI as though the Asset Purchase Agreement had never been executed or the purchase and sale of the Assets had never closed.

PMI agreed to return all of the Common Shares and the Preferred Shares to the Company, and agreed that it had no further right, title, or interest in or to the Common Shares or the Preferred Shares.

Alpine 4 and PMI also agreed that as a result of the execution of the Termination Agreement, and the rescission of the purchase of the Assets, any assignment of contracts or rights purportedly made by the Asset Purchase Agreement was also rescinded and treated as having no force or effect.

Alpine 4 has canceled the Common Shares and the Preferred Shares.  The cancellation of the Common Shares will result in an increase in the number of authorized and unissued shares, and a decrease in the number of common shares outstanding.  Following the cancellation of the Common Shares, Alpine 4 had 85,027,890 shares of common stock outstanding.  The cancellation of the Preferred Shares resulted in their being designated as authorized but unissued Series A Convertible Preferred shares.

Execution of Membership Interest Purchase Agreement for Clean Choice Solar, LLC, Future Closing of Transaction

On January 28, 2015, Alpine 4 entered into a Membership Interest Purchase Agreement (the “MIPA”) with Clean Choice Solar, LLC, a California limited liability company (“CCS”), and its two members, Kort Potter and Barnaby Baker (collectively, the “CCS Sellers”).

CCS works with residential customers to provide solar energy generation products.  The CCS team consists of consultants, engineers, finance personnel, and solar panel installers, who work with residential customers in California to explore alternatives relating to the installation of solar panels for home power generation and sale of surplus power to power providers.  Messrs. Potter and Baker each own 50% of the outstanding membership interests of CCS.

Pursuant to the Agreement, Alpine 4, CCS, and Messrs. Potter and Baker agreed on the terms pursuant to which Alpine 4 would purchase from the CCS Sellers all of the outstanding membership interests of CCS (the “Interests”).  The purchase price to be paid by Alpine 4 for the Interests consists of cash, securities, and certain accounts receivable.  The “Securities Consideration” will consist of 2,500,000 shares of Alpine 4 restricted common stock, with 1,250,000 shares to be issued to each Seller.  The CCS Sellers will have the right to require Alpine 4 to redeem the shares within 14 days after the two year anniversary of the closing of the transaction, at a redemption price of $1 per share.  The “Cash Consideration” to be paid is the aggregate amount of $5,900,000, with $2,800,000 being paid to each Seller, and $300,000 deposited with CCS for use as working capital.  The “Accounts Receivable” consideration will consist of the total amount collected by CCS from accounts receivable owed to CCS as of the Closing Date (defined below), and will be paid to the CCS Sellers on a pro rata basis.

In the Agreement, each Seller acknowledged and agreed that his entry into a consulting agreement with Alpine 4 was an integral part of the transaction contemplated by the Agreement. As such, each Seller agreed to enter into a consulting agreement with CCS and continue to work with CCS for a period of at least 90 days following the Closing Date.  The CCS Sellers, CCS, and Alpine 4 anticipate that they will complete the negotiation of the terms of the consulting agreements before the Closing Date.

Also pursuant to the Agreement, Alpine 4, CCS, and the CCS Sellers all acknowledged and agreed that between the execution of the Agreement and the date of the closing of the purchase of the Interests (the “Closing Date”), the CCS Sellers and CCS would continue to provide information to Alpine 4. Additionally, Alpine 4, CCS, and the CCS Sellers acknowledged and agreed that Alpine 4 has the right to terminate the Agreement in the event that information provided by the CCS Sellers or CCS to Alpine 4 differs materially from that information provided prior to the execution of the Agreement.

CCS will provide information to Alpine 4, including financial statements, prior to the Closing Date, and the parties will continue to negotiate other agreements, including the consulting agreements, as necessary.  Once Alpine 4 has closed the purchase of the Interests, Alpine 4 will provide additional disclosures relating to CCS and the CCS Sellers, including required financial statements, as required by the rules of the Commission.

The foregoing summary of the terms and conditions of the MIPA does not purport to be complete, and is qualified in its entirety by reference to the full text of the MIPA attached as an exhibit to the Current Report filed by Alpine 4 on January 30, 2015.

Agreement to Issue Shares of Restricted Common Stock

As noted above, in connection with the MIPA, Alpine 4 agreed to issue an aggregate of 2,500,000 shares of its restricted common stock to the CCS Sellers as part of the purchase price paid.

In the MIPA, each of the CCS Sellers made certain representations and warranties to Alpine 4, including that each is an accredited investor, that they were acquiring the shares for their own individual accounts and not in connection with any resale or distribution, that they had reviewed Alpine 4’s public filings, and that they understood that the shares are restricted securities.  Upon the Closing of the transaction, Alpine 4 management anticipates that Alpine 4 will issue certificates for the common shares which include a restrictive legend.

Completion of Beta Testing; Rebranding of Technologies; New Dealership Relationships

In March 2015, the Company completed its beta testing phase of its LotWatch and ServiceWatch dealership products, and after extensive market research and communication with its beta test dealerships decided to rebrand these products into one cohesive product called 6thSenseAuto.

The new product was designed and developed in the United States and uses information gathered from the OBD (On Board Diagnostics) port of a vehicle.  By utilizing both GPS technology and cellular based service, the Company’s new technology module gives automobile dealerships vehicle-specific, real-time, accurate information about the dealership’s fleet of new vehicles. This information is easily accessed and viewed on the Company’s user-friendly interface anywhere the dealer or salespeople have internet access.

Subsequent to the development of 6thSenseAuto, the Company entered into agreements with two large dealerships in Arizona for the dealerships to sell the 6thSenseAuto product.   Based on conversations with management of the two dealerships, the Company anticipates strong demand from each of these dealerships for its 6thSenseAuto product, and believes that once these dealerships are fully trained and brought into our sales cycle, the Company projects that it is likely to sell a significant amount of the product per year at these locations.

Resignation of Richard Battaglini;Appointment of Kent Wilson; Search for Additional Directors

On April 29, 2015, Richard Battaglini, who had been serving as the Company’s President and Chairman, resigned from all positions with the Company, effective immediately.   Mr. Battaglini’s resignation was for personal reasons, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with his resignation, Mr. Battaglini also agreed to the termination of his employment agreement with the Company, effective immediately, and waived claims to any severance pay under the agreement.

Mr. Battaglini will remain the President of AutoTek Incorporated, the company from which Alpine 4 has agreed to purchase certain assets, subject to the approval of the shareholders of AutoTek, all as outlined above and in Alpine 4’s Registration Statement on Form S-4 filed with the SEC.

Also on April 29, 2015, following the resignation of Mr. Battaglini, Alpine 4’s Board of Directors appointed Kent B. Wilson as Alpine 4’s President, and appointed Charles Winters as Alpine 4’s Chairman of the Board. Mr. Wilson will continue to serve as Alpine 4’s Chief Executive Officer and Chief Financial Officer.  Following Mr. Battaglini’s resignation, the Board of Directors began a search for additional individuals to work with Alpine 4 and serve on its Board of Directors.

Employees

As of the date of this Report, we had 6 full-time and 2 part-time employees.  We believe our relationships with our employees is good. Other than as disclosed in this Report, we have no employment agreements with our employees.

ITEM 1A.                  RISK FACTORS

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS ASSOCIATED WITH ALPINE 4:

Alpine 4 is an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

Alpine 4 is an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company’s first filed registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company’s first filed registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Alpine 4 has incurred a net loss of $594,863 since inception.   Because we are yet to attain profitable operations, in their report on our financial statements for the period ended April 30, 2014, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern.  We will continue to experience net operating losses in the foreseeable future.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

Management of Alpine 4 cannot guarantee that Alpine 4 will continue to generate revenues which could result in a total loss of the value of your investment if it is unsuccessful in its business plans.

AutoTek has not generated revenues during its history.  Additionally, there can be no assurance that Alpine 4 will be able to generate revenues or that revenues will be sufficient to maintain its business following the Asset Purchase Transaction.  As a result, you could lose all of your investment if you participate in the Share Exchange if Alpine 4 is not successful in its proposed business plans.

Alpine 4’s needs could exceed the amount of time or level of experience its officers and directors may have.  Alpine 4 will be dependent on key executives, and the loss of the services of the current officers and directors could severely impact Alpine 4’s business operations.

Alpine 4’s business plan does not provide for the hiring of any additional employees other than outlined in its plan of operations until sales will support the expense.  Until that time, the responsibility of developing Alpine 4’s business, the offering of the Company’s shares in connection with the Share Exchange, and fulfilling the reporting requirements of a public company will fall upon the two officers and the directors.  In the event they are unable to fulfill any aspect of their duties to Alpine 4, it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

Additionally, the management of future growth will require, among other things, continued development of Alpine 4’s financial and management controls and management information systems, stringent control of costs, increased marketing activities, and the ability to attract and retain qualified management, research, and marketing personnel.  The loss of key executives or the failure to hire qualified replacement personnel would compromise Alpine 4’s ability to generate revenues or otherwise have a material adverse effect on Alpine 4.  There can be no assurance that Alpine 4 will be able to successfully attract and retain skilled and experienced personnel.

Our management has limited experience in complying with public company reporting and other obligations. Taking steps to comply with these requirements will increase our costs and require additional management resources, and does not ensure that we will be able to satisfy them.

We are a publicly reporting company.  As a newly public company, we will be required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other federal securities laws, and rules and regulations promulgated by the SEC and the various exchanges and trading facilities where our common stock may trade, which will result in significant initial and continuing legal, accounting, administrative and other costs and expenses. These rules and requirements impose certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and  codes of conduct, depending on where our shares trade. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all applicable requirements.

As we review our internal controls and procedures, we may determine that they are ineffective or have material weaknesses, which could impact the market’s acceptance of our filings and financial statements.

As of the date of this Report, we have never conducted a review of our internal control over financial reporting for the purpose of providing the management report required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file in a timely manner accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the market or trading facility where our shares may trade, or other adverse consequences that would materially harm our business.

Because Alpine 4 has shown a net loss since inception, ownership of the Alpine 4 shares through participation in the Share Exchange is highly risky and could result in a complete loss of the value of your investment in AutoTek if Alpine 4 is unsuccessful in its business plans.

Based upon current plans, Alpine 4 expects to incur operating losses in future periods as it incurs significant expenses associated with the growth of its business.  Further, there is no guarantee that it will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force Alpine 4 to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you receive in connection with the Share Exchange.

Growth and development of operations will depend on the acceptance of Alpine 4’s proposed business.  If Alpine 4’s products are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate future revenues, which would result in a failure of the business and a loss of the value of your investment in AutoTek.

The acceptance of Alpine 4’s automotive products, and specifically the LotWatch and ServiceWatch products to be purchased from AutoTek, is critically important to our success. Alpine 4 cannot be certain that the services that it will be offering will be appealing and as a result there may not be any demand for these products and its sales could be limited and it may never realize any revenues. In addition, there are no assurances that if we alter or change the products we offers in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products Alpine 4 plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment in AutoTek if you participate in the Share Exchange and receive shares of Alpine 4’s common stock.

Demand for products which we intend to sell depends on many factors, including:

•	the number of customers Alpine 4 is able to attract and retain over time;

•	the economy, and in periods of rapidly declining economic conditions, customers may defer purchases of new vehicles, which will impact the sales and deployment of products such as ours;

•	the competitive environment in the automotive aftermarket product market may force us to reduce prices below our desired pricing level or increase promotional spending; and

•	the ability to anticipate changes in consumer preferences and to meet customers’ needs in a timely cost effective manner.

For the long term, demand for the products we plan to offer may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment.

•
delivery of its information globally, geopolitical changes, changes in liquor regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability.

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition.  An investor who participates in the Share Exchange could lose his or her entire investment in AutoTek as a result.

Alpine 4 has limited management resources, and will be dependent on key executives.  The loss of the services of the current officers and directors could severely impact Alpine 4’s business operations and future development, which could result in a loss of revenues and adversely impact the ability to ever sell any Exchange Shares received through participation in the Share Exchange.

Alpine 4 is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our Chief Executive Officer, Chief Financial Officer, and Secretary, and Richard Battaglini, our President and Chairman of the Board of Directors. Messrs. Wilson and Battaglini intend to serve full time in their respectivie capacities with Alpine 4 following the closing of the Asset Purchase Transaction.  Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, Alpine 4's future success depends in large part on the continued service of Mr. Battaglini and Mr. Wilson.  If either of these persons chooses not to serve as officers or if they are unable to perform their duties, this could have an adverse effect on Company business operations, financial condition and operating results if we are unable to replace them with other individuals qualified to develop and market our business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any Exchange Shares you receive through participation in the Share Exchange, as well as the complete loss of your investment in AutoTek.

Competition that Alpine 4 faces is varied and strong.

Alpine 4’s products and industry as a whole are subject to extreme competition.  There is no guarantee that we can sustain our market position or expand our business.  We anticipate that the intensity of competition in the future will increase.

We compete with a number of entities in providing products to our customers.  Such competitor entities include a variety of large nationwide corporations, including but not limited to public entities and companies that have established loyal customer bases over several decades.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have.  As a result, these competitors may have greater credibility with both existing and potential customers.  They also may be able to offer more competitive products and services and more aggressively promote and sell their products.  Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

Additionally, our third party providers themselves are subject to the intensely competitive market.  We rely on such providers for underlying services and products that enable and/or facilitate the creation of our products.  Competition may affect our suppliers’ ability to innovate and to continue existing product and service offerings, which could result in the loss of the value of your entire investment in AutoTek if you participate in the Share Exchange.

Our success in business and operations will depend on general economic conditions.

The success of Alpine 4 depends, to a large extent, on certain economic factors that are beyond its control.  Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond Alpine 4’s control may have an adverse effect on Alpine 4’s ability to sell its products and to collect sums due and owing to it.

Changes in consumer preferences and discretionary spending may have a material adverse effect on our revenue, results of operations and financial condition.

Our success depends, in part, upon the popularity of our products and our ability to organically develop new brands or acquire the licensing or distribution rights to existing brands that appeal to consumers.  Shifts in consumer preferences away from our products, our inability to develop new products that appeal to consumers, or changes in our product mix that eliminate items popular with some consumers could harm our business.  Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in revenue during economic downturns or during periods of uncertainty.  Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Alpine 4 may not be able to successfully implement its business strategy, which could adversely affect its business, financial condition, results of operations and cash flows.  If Alpine 4 cannot successfully implement its business strategy, it could result in the loss of the value of your investment if you participate in the Share Exchange.

Successful implementation of our business strategy depends on factors specific to the automotive and specifically the dealership repair service industries, and the state of the financial industry and numerous other factors that may be beyond our control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

	The competitive environment in the automotive repair service industry that may force us to reduce prices below the optimal pricing level or increase promotional spending;

	Our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely cost effective manner; and

	Our ability to establish, maintain and eventually grow market share in a competitive environment.

Alpine 4 management anticipates that the Company will depend on a limited number of suppliers, and any issues with cost and availability of raw materials could have a material adverse impact on the Company

In the construction of the devices necessary to install the LotWatch and ServiceWatch products, Alpine 4 has initially relied and intends to continue to rely upon a limited number of suppliers for raw materials used to make and package Alpine 4’s devices.  Alpine 4’s success will depend in part upon our ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets our requirements.  The price and availability of these materials are subject to market conditions.  Increases in the price of our products due to the increase in the cost of raw materials could have a negative effect on our business.

While Alpine 4 management believes that its relations with its suppliers are good, there can be no assurance that these suppliers will be able or willing to supply Alpine 4 with materials at the current pricing levels, or at all, or that we will be successful in engaging alternative suppliers on commercially reasonable terms which meet the quality or pricing levels currently experienced by Alpine 4.  As a result, should Alpine 4’s costs increase and if those increases are unable to be passed on to its customers, our business, financial condition, and results of operations and cash flows may be materially adversely impacted, which could result in the loss of your entire investment.

Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

We may not be able to identify and maintain the necessary relationships with suppliers of product and services as planned.  Delays or failures in deliveries could materially and adversely affect our growth strategy and expected results.  As we supply more customers, our rate of expansion relative to the size of such customer base will decline. In addition, one of our biggest challenges is securing an adequate supply of suitable product.  Competition for product is intense, and commodities costs subject to price volatility.

Our ability to execute our business plan also depends on other factors, including:

	there is no guarantee that we will enter into definitive agreements with distributors and on acceptable terms;

	hiring and training qualified personnel in local markets;
	managing marketing and development costs at affordable levels;

	cost and availability of labor;
	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and

	securing required governmental approvals in a timely manner when necessary.

Risks Related to Our Common Stock and the Share Exchange

The total number of shares of Alpine 4 common stock issuable in connection with the Share Exchange is unknown as of the date of this Report, and as such, the percentage ownership of AutoTek stockholders who participate in the Share Exchange is unknown and subject to change as more AutoTek stockholders participate in the Share Exchange.

Alpine 4 will offer the Share Exchange to AutoTek stockholders for forty-five (45) days following the Auto Tek special shareholder meeting to approve the Asset Purchase Transaction (the “Exchange Period”).  However, Alpine 4 management does not know how many AutoTek stockholders will participate in the Share Exchange, or how many shares of AutoTek common stock will be tendered or how many shares of Alpine 4 common stock will need to be issued.  As such, there can be no way of knowing the ownership percentage of Alpine 4 of any AutoTek stockholder who elects to participate in the Share Exchange, and those ownership percentages are subject to change throughout the Exchange Period.

AutoTek stockholders who participate in the Share Exchange, and others who choose to purchase shares of Alpine 4 common stock if and when offered, may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.  The AutoTek stockholders who receive shares of our common stock in connection with the Share Exchange, and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTC Bulletin Board or the OTC Markets, investors should consider any secondary market for our securities to be a limited one.

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a publicly reporting company that is providing current public information meeting the requirements of Rule 144, including affiliates, must hold their shares for a period of at least six months.  Because Alpine 4 was previously a “shell company” as defined in the rules of the SEC, Rule 144 is unavailable until one year from the date on which Alpine 4 filed “Form 10 information” with the SEC, which is contained in the Company’s Registration Statement on Form S-4 filed with the SEC on November 4, 2014.  Additionally, affiliates of Alpine 4 may not sell more than one percent of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144 once a market has developed for our common stock, the then-prevailing market prices for our common stock may be reduced.

We may, in the future, issue additional securities, which would reduce our stockholders’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes us to issue 500,000,000 shares of common stock. As of the date of this Report, we had 99,791,390 shares of common stock outstanding. Accordingly, we may issue up to an additional 400,208,610 shares of common stock.  If all of the AutoTek stockholders participate in the Share Exchange, we will issue an additional 150,000,000, for an aggregate of 249,791,390 shares outstanding, and we could issue up to an additional 250,208,610 shares of common stock.  The future issuance of additional shares of common stock may result in additional dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

Because the Share Exchange will close after the Asset Purchase Transaction has closed (assuming AutoTek Stockholder Approval), Alpine 4 management cannot determine the exact tax consequences of the Share Exchange to AutoTek or Alpine 4 shareholders.  Nevertheless, Alpine 4 management believes that it is more likely than not that the tax consequences could be material.

The Share Exchange discussed herein, and in more detail in the Company’s other SEC filings (including the registration statement on Form S-4, together with all amendments filed), which will close following the closing of the Asset Purchase Transaction (assuming AutoTek shareholder approval), may have material tax consequences to the AutoTek and Alpine 4 shareholders.  Alpine 4 management cannot determine the exact tax consequences, or the materiality of such consequences, of the Share Exchange to any individual AutoTek or Alpine 4 stockholder prior to the closing of the Share Exchange, but Alpine 4 management believes that it is more likely than not that the tax consequences could be material to AutoTek stockholders who elect to participate in the Share Exchange and to Alpine 4 shareholders.

The beliefs and statements of Alpine 4 management described above are and will be based on facts, representations, assumptions and exclusions set forth or referred to in this Report.  None of these statements or beliefs is binding on the IRS or the courts, and neither Alpine 4 nor AutoTek intend to request a ruling from the IRS regarding any matter relating to the transactions described herein. Consequently, no assurance can be given that the IRS will not assert, or that a court would not sustain a position contrary to any of those described herein. In addition, if any of the facts, representations, assumptions or exclusions upon which such statements and beliefs are based are inconsistent with the actual facts, the statements and believes relating to the tax consequences of the transactions could be affected.

Raising additional capital may cause dilution to our existing stockholders.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest in Alpine 4 will be diluted.

Raising additional capital may restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements.  To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder.  Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Market volatility may affect our stock price and the value of your shares.

Once a market for our common stock is established, the market price for our common stock is likely to be volatile, in part because our common stock has not been previously traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;

•	regulatory or legal developments in the United States and other countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts' estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

An active public market for our common stock may not develop or be sustained after the Share Exchange. We will work to negotiate and determine the initial public sale price with our market makers, but this price may not be indicative of prices that will prevail in the trading market.  As a result, AutoTek stockholders who participate in the Share Exchange may not be able to sell their shares of common stock at a price that is attractive to them, or at all.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts cover our company, the trading price and volume of our stock would likely be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

We will be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

Alpine 4’s executive officers do not have experience being an officer of a public company.   It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board or the OTC Markets, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Alpine 4 may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock.

Alpine 4’s Board of Directors may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock.  Any such provision may be deemed to have a potential anti-takeover effect, and the issuance of Preferred Stock in accordance with such provision may delay or prevent a change of control of Alpine 4.  The Board of Directors also may declare a dividend on any outstanding shares of Preferred Stock.  All outstanding shares of Preferred Stock are fully paid and non-assessable.

We may never pay dividends to shareholders, which could reduce the monetary gain shareholders may realize on their investment.

We have not declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.  If Alpine 4 does not pay dividends, Alpine 4’s common stock may be less valuable because a return on an investor’s investment will only occur if Alpine 4’s stock price appreciates.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.                     PROPERTIES.

We do not own any real property used in the operation of our current business. We maintain our corporate office at 15589 N. 77th Street, Suite B, Scottsdale, AZ, 85260. We currently occupy approximately 5,100 square feet of combined office and warehouse space.  We believe this space is sufficient for our current needs; however, as of the date of this Report, we were actively seeking a new office in the downtown Phoenix Arizona area.

ITEM 3.                     LEGAL PROCEEDINGS.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES AND DIVIDEND DATA

Stock Prices

There is no established public trading market for Alpine 4’s common stock, and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale.  Alpine 4 plans to work with a market maker and other professionals with a view to having Alpine 4’s common stock accepted for trading on the OTC Markets or the OTC Bulletin Board following the closing of the Asset Purchase Transaction and the Share Exchange.

Shareholders

As of the date of this Report, Alpine 4 had 20 shareholders of record.  The number of shareholders following the Share Exchange cannot be determined at this time, but following the closing of the Share Exchange and the issuance of the Exchange Shares, Alpine 4 will disclose the number of shareholders of record.

Dividends

Alpine 4 has not declared any cash dividends on its common stock since inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on Alpine 4’s earnings and financial position and such other facts, as the Board of Directors deems relevant.

Director Independence

Alpine 4 is not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Since inception, the Company has issued shares of its common stock in private transactions, in the following categories:

Shares issued for Services

Since inception, the Company has issued 167,491,000 shares of its common stock (of which 78,000,000 were subsequently returned for cancelation) in exchange for services or related to employment or director services provided to the Company.  Mr. Battaglini received 123,200,000 shares in connection with his employment agreement, although, as noted, he agreed to cancel 78,000,000 of those shares.  Mr. Wilson received 27,000,000 shares in connection with his employment agreement.  Mr. Wilson also received an additional 10,000,000 shares which will vest only upon the effectiveness of the Company’s registration statement on Form S-4.  The Company issued an aggregate of 4,000,000 shares to its two non-employee directors for their service to the Company.  The remaining 3,291,000 shares were issued to service providers who agreed to accept shares of the Company’s common stock in lieu of or in addition to cash payments for services rendered to the Company.

The shares of common were issued to these individuals without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder. None of the transactions involved a public offering.

Private Offerings of Shares

Since inception, the Company has also issued an aggregate of 300,390 shares in connection with private offerings to eight accredited investors.  Each investor signed a subscription agreement and indicated his or her status as an accredited investor, and made other representations, including that he or she was purchasing with investment intent, for his or her own account and not with an intent to distribute the shares, and that he or she had received sufficient information about the Company to make an informed decision about investing in the Company.

The shares of common were issued to these individuals without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder. None of the transactions involved a public offering.

ITEM 6.                     SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Companies.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Following the closing of the asset purchase transaction, the intended purpose of the Company is to use the source code to be acquired from AutoTek, as well as acquiring other potential businesses, and deploy those assets to the Company’s customer base which consists of automotive dealerships in the United States.  As of the date of this Report, the Company 4 has used AutoTek’s source code (pursuant to the License Agreement) to design, develop and market telematics devices and software for the Automotive Industry.  The Company has begun to deploy a portfolio of consumer and professional software applications, called LotWatch and ServiceWatch to the Company’s customer base.  Further, management anticipates that these products will be sold in the United States from new car automotive dealership stores. The Company’s Chairman and President is an executive officer and former majority shareholder of AutoTek.

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

Developed Products

LotWatch – Integrated Inventory Management System

LotWatch™ is a product that was designed and developed by Alpine 4 in the United States. By using information gathered from the OBD (On Board Diagnostics) port in almost any newer vehicle, and by utilizing both GPS technology and cellular based service, the LotWatch™ module gives car dealerships vehicle-specific, real-time, accurate information about your fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4’s user-friendly interface anywhere the dealership has internet access. LotWatch™ uses wireless data transmission technology.

LotWatch™ provides better inventory management by:

-	Knowing when a vehicle has left a specific geo-fence that a dealership can establish in Alpine 4’s proprietary system. With this product, dealership management can know the location of its inventory.

-
Knowing how many days any vehicle has been in the dealership’s new car inventory. The dealership’s sales team will know where the oldest vehicle on the lot is, resulting in a substantial savings in flooring fees.

-
Eliminating lost sales because the dealership team did not know a vehicle’s battery needed to be charged or the vehicle refueled before the customer did.  The LotWatch provides information about the vehicle’s status, including battery charge, fuel status, and the last time it was driven.

-	Keeping the dealership informed of customer and employee driving habits when a new vehicle leaves the lot.

-	Recording events specific to each of the dealership’s vehicles. Dealership management will know when and how many times any new vehicle on its lot has been driven.

-	Generating customized reports on a pre-determined basis. Dealership management can determine the scope and frequency of reports generated by the system.

ServiceWatch – Personalized Assistance and Diagnostic Solution

ServiceWatch is a product that uses information gathered from the OBD (On Board Diagnostics) port in almost any newer vehicle, and utilizes GPS technology and cellular based services.  The ServiceWatch module provides personalized assistance and diagnostic solutions to both the vehicle owner and the dealership that sold the vehicle. ServiceWatch is also designed to transmit information to a dealership’s service department to help improve customer service levels.

The benefits of ServiceWatch include:

-
Vehicle Awareness: real-time notifications of check-engine diagnostics and vehicle maintenance are sent to the owner of the vehicle and the selling dealership service department via text message or email.

-
Nationwide Service Support: the mobile application provides location-specific services, which can help refer a vehicle owner to the nearest dealership and recommend driving distances, based on diagnostics from the check-engine light and information obtained from the vehicle’s on board computer.

-	Convenient Access: the mobile app and a proprietary web-based interface provide vehicle owners with 24-hour convenient and easy access to vehicle information or location.

-
Lost or Stolen Vehicle Support: the embedded GPS feature enables the vehicle owner to assist local police departments with locating a lost or stolen vehicle through Alpine 4’s toll-free customer service line.

-
Personal Assistance: ServiceWatch includes Personal Assistance as an additional benefit.  Services include directory assistance, driving directions, and dining suggestions and reservations are examples of features that are available. Typical arrangements include a three-year contract for the vehicle owner which can be renewed directly with Alpine 4 if the owner desires.

-
Usage Visibility: this feature permits parents to effectively manage the safety of younger drivers by utilizing GPS services online or via the mobile app. The ability to obtain new driver habits, top speeds, panic stops, quick accelerations, curfew notifications and geo-fence guidelines are examples of the features available in ServiceWatch.

As of the date of this Report, Alpine 4 had concluded installations at four automobile dealerships in Arizona, California, and Indiana for the LotWatch and ServiceWatch products for beta testing.  In the third quarter of 2014, Alpine 4 conducted a beta launch of its LotWatch product.  That launch consisted of beta testing at the dealerships located in Arizona, California and Indiana.  Two of the dealerships were charged “installation fees,” and two dealerships were also charged LotWatch access fees to Alpine 4’s user interface.  The revenue generated during the third quarter 2014 was minimal in nature.

Alpine 4 personnel provide training in the installation of the devices, creation of the customized user interface, and use of the inventory management system.  Additionally, personnel introduce and explain the details of the products to a dealership’s sales staff, train the finance managers on the benefits of ServiceWatch and the registration process, and provide other training and support as agreed upon with the dealership.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $605,234 as of December 31, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations

Revenue

Our revenues from inception to December 31, 2014, were $0.  We expect our revenue to grow over the next 12 months.  Management’s expectations of growth in revenues is based on management’s contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4’s products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first quarter of 2015.  Additionally, management anticipates that the new campaigns will result in the Company’s adding new dealerships each month starting as early as the third quarter of 2015.

The revenue generated from inception to December 31, 2014, was from our LotWatch product.  Revenue was recognized from installation charges of installing our telematics devices at auto dealerships, and revenue was recognized for a monthly access fee for accessing vehicle information from those devices for the month of September.

General and administrative expenses

Our general and administrative expenses from inception to December 31, 2014, were $605,234, of which $275,220 was a non-cash expense related to the issuance of our common stock for services.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first half of 2015, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock and capital contribution from stockholders.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management’s expectations of growth in revenues is based on management’s contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4’s products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first quarter of 2015.  Additionally, management anticipates that the new campaigns will result in the Company’s adding new dealerships each month starting as early as the second quarter of 2015.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities. Additionally, as of the date of this Report, the Company was in negotiations to acquire two businesses, which management believes will provide additional operating revenues to the Company.  There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management, or at all.

The Company also may elect to seek bank financing or to engage in debt financing through a placement agent.  If the Company is unable to raise sufficient capital from operations or through sales of its securities or other means, we may need to delay implementation of our business plans.

Contractual Obligations

Our significant contractual obligations as of December 31, 2014 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable	$50,000	$-	$-	$-	$50,000
Purchase order for devices (1)	82,000	-	-	-	82,000
Interest on notes payable	-	-	-	-	-
Total	$132,000	$-	$-	$-	$132,000

(1)	Purchase orders to CalAmp Wireless Data Systems, Inc., for purchase of CalAmp devices to be used in connection with CalAmp Connect PULS Master Service Agreement, discussed above.

Off-Balance Sheet Arrangements

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition and inventory valuation. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Revenue Recognition

Alpine 4 has two products:  LotWatch™ and ServiceWatch™

LotWatch™ is a product for dealerships to give them vehicle inventory information. Our telematics devices use information gathered from the OBD (On Board Diagnostics) port, and by utilizing both GPS technology and cellular based service, the LotWatch™ module provides specific, real-time, accurate information about a dealership’s fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4’s interface anywhere the dealership have internet access.

ServiceWatch™ is a product for the driving consumer that also uses information gathered from the OBD port.  By utilizing both GPS technology and cellular based service, the ServiceWatch™ module provides vehicle specific real-time, accurate information to a dealership’s service department to increase sales all while improving their level of service.

When the Company enters into an agreement with a car dealership that wants to utilize its LotWatch™ service, a telematics device must be installed in each vehicle.  The Company will generally charge the car dealership a flat fee to install its telematics device in each vehicle.  The Company recognizes revenue when all the devices have been installed.  At the end of each month, the Company will charge the dealership a fee based on the average number of cars on the dealers lot during the month and revenue is recognized at that time (end of the month).

The Company will account for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  When a vehicle is sold to the driving consumer who purchases the ServiceWatch™ service, the cost of the service is added to the price of the car and the amount collected by the dealership for this service is remitted to the Company.  At the time of the vehicle is purchased, the Company recognizes revenue for the retail value of the telematics device that has been installed in the vehicle and the remaining amount is recognized over the service period of generally 24 to 36 months.

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                 CONTROLS AND PROCEDURES

1.           Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective and were not designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

2.           Changes in Internal Control Over Financial Reporting

During the most recent fiscal year, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

3.           Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

4.           Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Officer/Position	Board Member/Position
Richard Battaglini (1)	48	Former President	Former Chairman of the Board
Kent B. Wilson (2)	42	Chief Executive Officer, Chief Financial Officer, President	Director
Charles Winters (3)	38	-	Chairman of the Board
Scott Edwards	60	-	Director

(1)	On April 29, 2015, Mr. Battaglini resigned as President and Chairman of Alpine 4.

(2)	On April 29, 2015, the Board of Directors of Alpine 4 appointed Mr. Wilson as President of Alpine 4.

(3)	On April 29, 2015, the Board of Directors of Alpine 4 appointed Mr. Winters as Chairman of the Board.

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

Selling his interest in this venture in late 2012 allowed Mr. Battaglini the opportunity to pursue another venture: development of the software that would eventually be integrated into hardware resulting in LotWatch and ServiceWatch, products having a focus on Dealership Inventory Management and Real-time Customer Service Retention.

As noted above, on April 29, 2015, Mr. Battaglini resigned from all positions with Alpine 4.

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

On August 21, 2014, Mr. Wilson formed a corporation, WBK 1 Inc., a Delaware corporation.  On September 17, 2014, WBK 1 Inc. filed a Form 10 with the U.S. Securities and Exchange Commission.  WBK 1 Inc. is a “shell company” as defined in the rules of the SEC.  Mr. Wilson was the Chief Executive Officer, Secretary, Treasurer and Director of WBK 1 Inc. from its inception through December 28, 2014, when he sold all of his ownership in WBK 1 to an unrelated third party.  WBK 1 disclosed the change in ownership in a Current Report filed with the Commission on December 29, 2014.  There is no relationship between Alpine 4, AutoTek, and WBK 1 Inc.

Additionally, on December 18, 2014, Mr. Wilson formed another corporation, WBK 4 Inc., a Delaware corporation (“WBK4”).  On March 11, 2015, WBK4 filed a Form 10 with the U.S. Securities and Exchange Commission.  WBK4 is a “shell company” as defined in the rules of the SEC.  Mr. Wilson is the Chief Executive Officer, Secretary, Treasurer and Director of WBK4. There is no relationship between Alpine 4, AutoTek, and WBK4.

Biographical Information for Charles Winters

Mr. Winters graduated from Auburn University in 1999 with a BS in Economics.  For the past five years, he has been a 50% owner in Clover Auto Sales, Inc. a company that carries customer loans for people with credit challenges   For the past three years, Mr. Winters has also been a 50% owner of Lucky Auto Repair for 3 years.   Previously, Mr. Winters worked in sales for the Earnhardt Auto Dealership group for over five years, and was consistently first or second in sales for the company which sold over 4,000 cars a month.   Prior to that, Mr. Winters was also a stock broker (series 7 certified) for three years after he graduated from college.  Mr. Winters holds a Bachelor’s Degree in Economics from Auburn University.  He brings a financial background and knowledge of public companies to Alpine 4, as well as years of experience in the automotive industry.

Biographical Information for Scott Edwards

Mr. Edwards is automotive sales and marketing executive with over 19 years of experience in the automotive industry.  He currently represents a large national automotive franchise distributorship and has extensive knowledge of the inner workings of the retail and wholesale automotive market.

Mr. Edwards attended the University of Tampa from 1972-1975. He worked as floor clerk on the American Stock Exchange for 2 years for his family business.  Beginning in 1995, he was in management positions with the Earnhardt Auto Group in Arizona. As Fleet sales manager, he was responsible for more than 35 vehicle sales per month and the Customer Service Manager at Chrysler Jeep for five years.  He was also the Ford service manager for five years. He oversaw more than 75 employees.  In 2008, he moved to Earnhardt's wholesale parts department to to increase sales for 14 stores. In 2010, he partnered in a franchise wholesale parts business in Arizona, and is currently running that business.

Our bylaws authorize no fewer than one director. We currently have three directors.

Term of office. Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Family relationships. There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Director or officer involvement in certain legal proceedings. To the best of our knowledge, except as described below, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

As of the date of this Report, we did not have a standing audit, compensation, or nominating committee of the Board of Directors.  The Company has determined that the Board of Directors does not have an “Audit Committee Financial Expert” as that term is defined in Item 407(d)(5) of SEC Regulation S-K.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2014, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2014:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Richard Battaglini, Chairman of the Board, President	1	1	None
Kent Wilson, CEO, CFO, Director	2	2	None
Charles Winters, Director	1	1	None
Scott Edwards, Director	1	1	None

Code of Ethics. As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Management plans to adopt a Code of Ethics during 2015.

ITEM 11.                  EXECUTIVE COMPENSATION.

Mr. Battaglini and Mr. Wilson have employment agreements with Alpine 4.

On July 16, 2014, the Company entered into an employment agreement (the “Battaglini Agreement”) with the Company’s Chairman and President, Richard Battaglini.  The Battaglini Agreement provides, in part:

-	The term of Mr. Battaglini’s employment began on July 16, 2014 and automatically renews at the end of each year, unless Mr. Battaglini’s employment with the Company is terminated.

-
Mr. Battaglini’s base salary during the initial 60 days of employment shall be $150,000 per year. Thereafter, his annual salary will be $300,000 per year. Compensation shall be payable twice per month and the Company is entitled to deduct any applicable deductions and remittances as required by law. He is also to be provided an annual increase of 10% in base salary automatically applied at the beginning of each year. Upon the event that the Company’s stock price trades above $3.00 per share, the Company will pay Mr. Battaglini a $250,000 performance bonus. Additionally, the Company issued to Mr. Battaglini, 123,200,000 restricted common shares of stock.  (As discussed more fully below. Mr. Battaglini agreed to cancel 78,000,000 of these shares on October 23, 2014.)

-	Mr. Battaglini is entitled to a company vehicle or a $1,500 per month car allowance.

-	Mr. Battaglini is required to devote full time efforts to the Company pursuant to the Battaglini Agreement.

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

-
Mr. Wilson’s base salary during the initial 60 days of employment shall be $120,000 per year. Thereafter, his annual salary will be $300,000 per year. Compensation shall be payable twice per month and the Company is entitled to deduct any applicable deductions and remittances as required by law. He is also to be provided an annual increase of 5% in base salary automatically applied at the beginning of each year. Upon the event that the Company’s stock price trades above $3.00 per share, the Company will pay Mr. Wilson a $250,000 performance bonus. Additionally, the Company will issue to Mr. Wilson, 27,000,000 restricted common shares of stock.

-	Mr. Wilson shall also be entitled to a company vehicle or a $1,500 per month car allowance.

Mr. Wilson is to devote full time efforts to the Company pursuant to the Wilson Agreement.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Battaglini, President	2014	$0 (see note 1)	$0 (see note 3)	$2,700	0	0	0	$18,000 (see note 5)	$20,700

Kent Wilson, Chief Executive Officer (Principal Executive Officer)	2014	$0 (see note 2)	$0 (see note 3)	$12,320 (see note 4)	0	0	0	$18,000 (see note 5)	$30,320

1.
As noted above, pursuant to his employment agreement, Mr. Battaglini’s base salary during the initial 60 days of employment will be $150,000 per year. Thereafter, his annual salary will be $300,000 per year. Compensation shall be payable twice per month and the Company is entitled to deduct any applicable deductions and remittances as required by law. He is also to be provided an annual increase of 10% in base salary automatically applied at the beginning of each year.  Mr. Battaglini has elected to not take a salary from the Company until the Company has begun generating revenues, either from the LotWatch and ServiceWatch products, or from some other source.  As of the date of this Report, the Company has not accrued any salary for Mr. Battaglini.

2.
As noted above, Mr. Wilson’s base salary during the initial 60 days of employment shall be $120,000 per year. Thereafter, his annual salary will be $300,000 per year. Compensation shall be payable twice per month and the Company is entitled to deduct any applicable deductions and remittances as required by law. He is also to be provided an annual increase of 5% in base salary automatically applied at the beginning of each year.  Mr. Wilson has elected to not take a salary from the Company until the Company has begun generating revenues, either from the LotWatch and ServiceWatch products, or from some other source.  As of the date of this Report, the Company has not accrued any salary for Mr. Wilson.

3.	In the event that the Company’s stock price trades above $3.00 per share, the Company will pay Mr. Battaglini and Mr. Wilson a $250,000 performance bonus.

4.	As discussed more fully in this Report, Mr. Battaglini agreed to cancel 78,000,000 of these shares (with an aggregate value of $7,800) on October 23, 2014.

5.	Both Mr. Battaglini and Mr. Wilson are entitled to a company vehicle or a $1,500 per month car allowance.

As of December 31, 2014, because Mr. Battaglini and Mr. Wilson agreed to not take a salary from the Company until the Company had begun to generate revenues, the Company had not accrued any amounts of salary for Mr. Battaglini and Mr. Wilson.

Outstanding Equity Awards

As of December 31, 2014, the Company had no outstanding equity awards (options, units of unvested stock, or incentive plan awards).

Director Compensation

The following table sets forth the amounts paid to the Company’s directors for their service as directors of the Company.  Please note: the compensation of Mr. Battaglini and Mr. Wilson, who are also executive officers of the Company, is set forth above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard Battaglini	$0	0	$0	$0	$0	$0	$0
Kent Wilson	$0	0	$0	$0	$0	$0	$0
Charles Winters	$0	$100	$0	$0	$0	$0	$100
Scott Edwards	$0	$100	$0	$0	$0	$0	$100

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  The table also shows the percentages owned following the issuance in connection with the Share Exchange, assuming 100% participation in the Share Exchange. The percentages are based on the following figures:

-	99,791,390 shares of Alpine 4 outstanding prior to the Share Exchange;

-	25,000,000 shares of AutoTek outstanding prior to the Share Exchange; and

-
0 shares of AutoTek common stock outstanding following the Share Exchange (assumes that all AutoTek stockholders participate fully in the Share Exchange, although there can be no guarantee that any of the AutoTek stockholders or how many will participate in the Share Exchange).

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 99,791,390 shares of common stock issued and outstanding on March 31, 2014:

Name and Address of beneficial owner (1)	Amount of beneficial ownership prior to Share Exchange	Percentage of Class prior to Share Exchange	Amount of beneficial ownership following Share Exchange	Percentage of Class following Share Exchange (2)
Richard Battaglini, Chairman of the Board and President	55,226,000	55.34%	55,226,000	22.11%
Kent B. Wilson, Chief Executive Officer, Chief Financial Officer, Director	34,316,890	34.39%	34,316,890	13.74%
Scott Edwards, Director	2,000,000	2.00%	2,000,000	0.80%
Charles Winters, Director	2,000,000	2.00%	2,000,000	0.80%
All Officers and Directors As a Group (4 persons)	93,542,890	93.74%	93,260,890	37.45%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Automotive Technologies Ltd., 15589 N. 77th Street, Suite B., Scottsdale, AZ 85260.

(2)
The percentages listed in the table are based on 99,791,390 shares of Alpine 4 common stock prior to the Share Exchange, and following a hypothetical exchange of all 25,000,000 shares of AutoTek common stock (constituting 100% of the known outstanding shares of AutoTek common stock) for 150,000,000 shares of Alpine 4 common stock, an aggregate of 249,791,390 shares of Alpine 4 common stock outstanding.  There can be no guarantee as to the total number of shares of AutoTek common stock that will be exchanged in the Share Exchange.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).  Richard Battaglini, the Company's President, Chairman, and majority shareholder, is also the President and Chairman of AutoTek.

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Anton & Chia, was the Company’s independent registered public accounting firm from inception through 2014. Set below are aggregate fees billed by Anton & Chia for professional services rendered for the year ended December 31, 2014.

Audit Fees

The fees for the audit and review services billed and to be billed by Anton & Chia for the period from January 1, 2014, to December 31, 2014 were $25,000.

Audit Related Fees

The fees for the audit related services billed and to be billed by Anton & Chia for the period from January 1, 2014, to December 31, 2014 were $15,000.

Tax Fees

None.

PART IV

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the joint proxy statement/prospectus forming part of Alpine 4’s registration statement, previously filed with the SEC).

3.1	Certificate of Incorporation of Alpine 4 Automotive Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.4	By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

10.1	Pure Mobility Asset Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

10.2
PULS™ Master Service Agreement by and between Alpine 4 and CalAmp Wireless Data Systems, Inc., dated as of August 15, 2014. Portions of this exhibit were redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission on January 15, 2015.

10.3	Rescission of Asset Purchase Agreement with Pure Mobility (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on February 25, 2015)

10.4	Clean Choice Solar Membership Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on January 30, 2015)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Proxy Card of AutoTek Incorporated (incorporated by reference to Exhibit 99.1 to Alpine 4’s Registration Statement on Form S-4, Amendment No. 1, filed with the Commission on January 20, 2015)

99.2
Form of Share Exchange Election Form for AutoTek Incorporated stockholders (incorporated by reference to Exhibit 99.2 to Alpine 4’s Registration Statement on Form S-4, filed with the Commission on November 4, 2014)

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.

Date: May 4, 2015	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson,
	Title:	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson	Chief Executive Officer, President	May 4, 2015
Kent B. Wilson	Chief Financial Officer, Director

/s/ Scott Edwards	Director	May 4, 2015
Scott Edwards

/s/ Charles Winters	Chairman of the Board	May 4, 2015
Charles Winters

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpine 4 Automotive Technologies Ltd.

We have audited the accompanying balance sheet of Alpine 4 Automotive Technologies Ltd. (“the Company”) as of December 31, 2014, and for the period from inception (April 22, 2014) to December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Alpine 4 Automotive Technologies Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine 4 Automotive Technologies Ltd. as of December 31, 2014, and for the period from inception (April 22, 2014) to December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licenses or others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP

Newport Beach

May 4, 2015

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
BALANCE SHEET

December 31,
2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$758
Inventory	224,100
Total current assets	224,858

TOTAL ASSETS	$224,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$359,626
Accrued expenses	16,498
Notes payable	50,000
Total current liabilities	426,124

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 85,050,390 shares issued and outstanding	8,505
Additional paid-in capital	395,463
Accumulated deficit	(605,234)
Total stockholders' deficit	(201,266)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,858

The accompanying notes are an integral part of these financial statements.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
STATEMENT OF OPERATIONS

For the Period From
April 22, 2014
(Inception) through
December 31,
2014

Revenue	$-

Operating expenses:
General and administrative expenses	605,234
Total operating expenses	605,234
Loss from operations	(605,234)

Loss before income tax	(605,234)

Income tax	-

Net loss	$(605,234)

Weighted average shares outstanding :
Basic	90,113,336
Diluted	90,113,336

Loss per share
Basic	$(0.01)
Diluted	$(0.01)

The accompanying notes are an integral part of these financial statements.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 22, 2014 (Date of inception)	-	$-	$-	$-	$-

Issue shares of common stock for cash	10,300,390	1,030	91,848	-	92,878
Issue shares of common stock for services	152,750,000	15,275	259,945		275,220
Cancellation of previously issued shares	(78,000,000)	(7,800)	7,800		-
Capital contribution from majority stockholder			35,870		35,870
Net loss	-	-	-	(605,234)	(605,234)

Balance, December 31, 2014	$85,050,390	$8,505	$395,463	$(605,234)	$(201,266)

The accompanying notes are an integral part of these financial statements.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
STATEMENT OF CASH FLOWS

For the Period From
April 22, 2014
(Inception) through
December 31,
2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(605,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	275,220
Change in current assets and liabilities:
Inventory	(224,100)
Accounts payable	359,626
Accrued expenses	16,498
Net cash used in operating activities	(177,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	92,878
Capital contribution from majority stockholder	35,870
Proceeds from issuances of notes payable	50,000
Net cash provided by financing activities	178,748

NET INCREASE IN CASH AND CASH EQUIVALENTS	758

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$758

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 1 – Description of Business and History

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

On September 19, 2014, the Company entered into a non-binding letter of intent (the “LOI”) with Pure Mobility International Inc. (“PMII”) relating to the proposed purchase by the Company of the outstanding shares of stock, or all of the assets (to be determined by the parties) of PMII.  Pursuant to the LOI, the Company and PMII anticipated that the Company would acquire assets of PMII including certain distributor agreements, contracts, accounts receivable, and certain inventory of PMII.  The Company proposed to issue shares of its restricted common stock with an aggregate value of approximately five million dollars ($5,000,000).  The Company and PMII further agreed to negotiate a definitive agreement to set forth the material terms of the transaction, following appropriate due diligence.

On December 11, 2014, the Company entered into a definitive Asset Purchase Agreement (the “ Asset Purchase Agreement”) with PMII. The Company purchased certain assets of PMII, and issued 8,000,000 shares of the Company’s restricted common stock, and 500,000 shares of restricted Series A Convertible Preferred Stock.

Subsequently, on February 23, 2015, the Company and PMI mutually agreed that it would be in the best interest of both entities to terminate the Asset Purchase Agreement and rescind the purchase of the Assets and the Asset Purchase Agreement.  Pursuant to the Termination Agreement, the Company and PMI agree to rescind fully and completely the purchase of the assets by the Company, and to terminate fully the Asset Purchase Agreement.  PMI agreed to return all of the Common Shares and the Preferred Shares to the Company, and agreed that it had no further right, title, or interest in or to the Common Shares or the Preferred Shares. As this transaction with PMI was fully and completely rescinded, it has not been reflected in the December 31, 2014, financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders’ deficit and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP.

Use of estimates

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of December 31, 2014, the Company had no cash equivalents.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company’s inventory at December 31, 2014 is finished goods inventory.

Earnings (loss) per share

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

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.   The Company adopted the provisions of ASU 2014-10 effective for its financial statements since interim period ended June 30, 2014, and will no longer present the inception-to-date information formerly required.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $605,234 as of December 31, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 4 – Notes Payable

At December 31, 2014, the Company had two outstanding notes payable for $25,000 each for a total of $50,000.  Both notes payable are unsecured, non-interest bearing and payable upon demand.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014, no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of December 31, 2014, 85,050,390 shares were issued and outstanding.

Upon formation of the Company on April 22, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

On July 16, 2014, the Company entered into an employment agreement with Richard Battaglini, pursuant to which the Company issued to Mr. Battaglini 123,200,000 shares of the Company’s restricted common stock. The value of the shares issued of $12,320 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.  In October 2014, Mr. Battaglini returned 78,000,000 shares of common stock for no consideration that were canceled by the Company.

Additionally, on July 16, 2014, the Company entered into an employment agreement with Kent Wilson, pursuant to which the Company issued to Mr. Wilson 27,000,000 shares of the Company’s restricted common stock.  The value of the shares issued of $2,700 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

In July 2014, the Company issued an aggregate of 2,000,000 shares of common stock to two Directors of the Company in connection with their service to the Company.  The value of the shares issued of $200 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

In 2014, the Company sold 300,390 shares of common stock for gross proceeds of $91,878.

In 2014, the Company issued 550,000 shares of common stock to two consultants of the Company.  The value of the shares issued of $260,000 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

Mr. Battaglini, the Company’s majority shareholder, made contributions totaling $35,870 to the Company during 2014, which was recorded as additional paid-in capital.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 6 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2014 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the period ended December 31, 2014.

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31:

	Amount	Percent

Federal statutory rates	$(205,780)	34.0%
State income taxes	(32,262)	5.0%
Allowance for uncollectible accounts	8,140	-1.3%
Permanent differences	107,336	-17.7%
Valuation allowance against net deferred tax assets	120,566	-20.0%
Effective rate	$-	0.0%

At December 31, 2014 and 2013, the significant components of the deferred tax assets are summarized below:

Deferred income tax assets:
Net operation loss carryforwards	120,566
Book to tax differences for allowance for uncollectible accounts	8,140
Total deferred income tax assets	128,706
Less: valuation allowance	(128,706)
Total deferred income tax asset	$-

The valuation allowance increased by $128,706 in 2014 as a result of the Company generating additional net operating losses.

The Company has recorded as of December 31, 2014 a valuation allowance of $128,706 as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2014.

The Company has net operating loss carry-forwards of approximately $309,000. Such amounts are subject to IRS code section 382 limitations and expire in 2029. The 2014 tax year is still subject to audit.

  ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 7 – Related Party Transaction

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

Note 8 – Subsequent Events

Termination of PMII Agreement

As noted above, on February 23, 2015, the Company and PMI mutually agreed that it would be in the best interest of both entities to terminate the Asset Purchase Agreement and rescind the purchase of the Assets and the Asset Purchase Agreement.  Pursuant to the Termination Agreement, the Company and PMI agree to rescind fully and completely the purchase of the assets by the Company, and to terminate fully the Asset Purchase Agreement.  PMI agreed to return all of the Common Shares and the Preferred Shares to the Company, and agreed that it had no further right, title, or interest in or to the Common Shares or the Preferred Shares. As this transaction with PMI was fully and completely rescinded, it has not been reflected in the December 31, 2014, financial statements.

Termination of Novatel Agreement

In July 2014, Alpine 4 entered into a Supply and Service Agreement (the “Novatel Agreement”) with Novatel Wireless, Inc. (“NWI”) for the purchase of devices, access to NWI’s network, and use of NWI’s software.  The Novatel Agreement governed the provisions of NWI products and services, constituting the “NWI Solution” to Alpine 4.  Pursuant to the Novatel Agreement, NWI agreed to sell certain devices with embedded advanced diagnostics software, capable of reading vehicle identification numbers, odometer readings, battery voltage, and fuel levels on certain vehicles.  Pursuant to the Novatel Agreement, the Company would submit purchase orders for devices, and pay a monthly fee for each device delivered to Alpine 4 for a period of 24 months.  The Company had submitted one order under the Novatel Agreement, and Novatel had made the first delivery of devices to the Company.

Subsequently, on March 20, 2015, pursuant to mutual agreement, Alpine 4 and Novatel agreed to terminate the Novatel Agreement.  The Company agreed to return all devices delivered and to pay a fee for any that could not be returned.  Additionally, the Company agreed to pay approximately $3,000 as the remaining obligation under the Novatel Agreement, following which, the Novatel Agreement and all obligations owed thereunder would be terminated.