Form 10-Q
period 2015-03-31
Alpine 4 Automotive Technologies Ltd.
filed 2015-05-20
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55205

Alpine 4 Automotive Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4742 N. 24th Street Suite 300
Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 855-777-0077 ext 801

15589 N. 77th Street, Suite B
Scottsdale, AZ 85260
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 13, 2015, the issuer had 67,242,392 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.
Alpine 4 Automotive Technologies Ltd.
Financial Statements
(Unaudited)

Alpine 4 Automotive Technologies Ltd.
Condensed Balance Sheet
(Unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,625	$758
Inventory	224,100	224,100
Total current assets	227,725	224,858

TOTAL ASSETS	$227,725	$224,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$435,762	$359,626
Accrued expenses	8,019	16,498
Notes payable	124,535	50,000
Total current liabilities	568,316	426,124

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized,
101,866,390 and 85,050,390 shares issued and outstanding	10,187	8,505
Additional paid-in capital	8,801,781	395,463
Accumulated deficit	(9,152,559)	(605,234)
Total stockholders' deficit	(340,591)	(201,266)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$227,725	$224,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
Condensed Statements of Operations
(Unaudited)

Three
Months Ended
March 31,
2015

Revenue	$-

Operating expenses:
General and administrative expenses	8,547,325
Total operating expenses	8,547,325
Loss from operations	(8,547,325)

Loss before income tax	(8,547,325)

Income tax	-

Net loss	$(8,547,325)

Weighted average shares outstanding :
Basic	93,664,279
Diluted	93,664,279

Loss per share
Basic	$(0.09)
Diluted	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
Condensed Statement of Cash flows
(Unaudited)

Three
Months Ended
March 31,
2015

OPERATING ACTIVITIES:
Net loss	$(8,547,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	8,408,000
Change in current assets and liabilities:
Accounts payable	76,136
Accrued expenses	(8,479)
Net cash used in operating activities	(71,668)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable	74,535
Net cash provided by financing activities	74,535

NET INCREASE IN CASH	2,867

CASH, BEGINNING BALANCE	758

CASH, ENDING BALANCE	$3,625

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Automotive Technologies Ltd.
Notes to Condensed Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Automotive Technologies Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on May 5, 2015. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Description of Business

The Company was incorporated under the laws of the State of Delaware on April 22, 2014. The Company originally intended to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.  The Company has subsequently entered into a License Agreement with AutoTek Incorporated (“AutoTek”), pursuant to which AutoTek licensed to the Company the right to use certain source code for the development of products.  Subsequent to the entry into the License Agreement, the Company entered into an Asset Purchase and Share Exchange Agreement with AutoTek, relating to the purchase of the source code asset.  The closing of the transaction is subject to the approval of AutoTek’s shareholders.

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

Subsequently, on February 23, 2015, the Company and PMI mutually agreed that it would be in the best interest of both entities to terminate the Asset Purchase Agreement and rescind the purchase of the Assets and the Asset Purchase Agreement.  Pursuant to the Termination Agreement, the Company and PMI agree to rescind fully and completely the purchase of the assets by the Company, and to terminate fully the Asset Purchase Agreement.  PMI agreed to return all of the Common Shares and the Preferred Shares to the Company, and agreed that it had no further right, title, or interest in or to the Common Shares or the Preferred Shares. As this transaction with PMI was fully and completely rescinded, it was not reflected in the December 31, 2014, financial statements.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of March 31, 2015, and December 31, 2014, the Company had no cash equivalents.

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company’s inventory at March 31, 2015 and December 31, 2014, was finished goods inventory.

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

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) .   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers .  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation .  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015.  Early adoption is permitted.   The Company adopted the provisions of ASU 2014-10 effective for its financial statements since interim period ended June 30, 2014, and will no longer present the inception-to-date information formerly required.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity .   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,152,559 as of March 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Note 4 – Notes Payable

At March 31, 2015, and December 31, 2014, notes payable consisted of the following:

	March 31,	December 31,
	2015	2014

Note payable to individual; non-interest bearing; due upon demand; unsecured	$91,800	$25,000
Note payable to individual; non-interest bearing; due upon demand; unsecured	25,000	25,000
Note payable to officer; non-interest bearing; due upon demand; unsecured	7,735	-
	$124,535	$50,000

Note 5 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of March 31, 2015, and December 31, 2014, 101,866,390 and 85,050,390 shares, respectively, were issued and outstanding.

During the three months ended March 31, 2015, the Company issued 16,816,000 shares of common stock to consultants and professional of the Company for services rendered.  The value of the shares issued of $8,408,000 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

Note 6 – Related Party Transaction

On August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).  Richard Battaglini, the Company’s former President, former Chairman, and a majority shareholder, is also the President and Chairman of AutoTek.

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

Cancellation of Shares by Mr. Battaglini

Additionally, on April 29, 2015, in connection with his resignation (discussed in more detail below), Mr. Battaglini agreed to the cancellation of 34,623,998 shares of the Company’s common stock owned by him.  Following such cancellation, he owned 20,602,002 shares of the Company’s restricted common stock.

Also see Note 4.

Note 7 – Agreements

Termination of PMII Agreement

As noted above, on February 23, 2015, the Company and PMI mutually agreed that it would be in the best interest of both entities to terminate the Asset Purchase Agreement and rescind the purchase of the Assets and the Asset Purchase Agreement.  Pursuant to the Termination Agreement, the Company and PMI agree to rescind fully and completely the purchase of the assets by the Company, and to terminate fully the Asset Purchase Agreement.  PMI agreed to return all of the Common Shares and the Preferred Shares to the Company, and agreed that it had no further right, title, or interest in or to the Common Shares or the Preferred Shares. As this transaction with PMI was fully and completely rescinded, it was not reflected in the December 31, 2014, financial statements.

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

Execution of Membership Interest Purchase Agreement, Future Closing of Transaction

On January 28, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Clean Choice Solar, LLC, a California limited liability company (“CCS”), and its two members, Kort Potter and Barnaby Baker (collectively, the “Sellers”). CCS works with residential customers to provide solar energy generation products.

Pursuant to the Agreement, the Company, CCS, and Messrs. Potter and Baker agreed on the terms pursuant to which the Company would purchase from the Sellers all of the outstanding membership interests of CCS (the “Interests”).  The purchase price to be paid by the Company for the Interests consists of cash, securities, and certain accounts receivable.  The “Securities Consideration” will consist of 2,500,000 shares of Alpine 4 restricted common stock, with 1,250,000 shares to be issued to each Seller.  The Sellers will have the right to require the Company to redeem the shares within 14 days after the two year anniversary of the closing of the transaction, at a redemption price of $1 per share.  The “Cash Consideration” to be paid is the aggregate amount of $5,900,000, with $2,800,000 being paid to each Seller, and $300,000 deposited with CCS for use as working capital.  The “Accounts Receivable” consideration will consist of the total amount collected by CCS from accounts receivable owed to CCS as of the Closing Date (defined below), and will be paid to the Sellers on a pro rata basis.

Also pursuant to the Agreement, the Company, CCS, and the Sellers all acknowledged and agreed that between the execution of the Agreement and the date of the closing of the purchase of the Interests (the “Closing Date”), the Sellers and CCS would continue to provide information to the Company.

The foregoing summary of the terms and conditions of the Membership Interest Purchase Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Membership Interest Purchase Agreement filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 30, 2015.

Note 8 – Subsequent Events

Resignation of Richard Battaglini; Appointment of Kent Wilson; Search for Additional Directors

On April 29, 2015, Richard Battaglini, who had been serving as the Company’s President and Chairman, resigned from all positions with the Company, effective immediately.   Mr. Battaglini’s resignation was for personal reasons, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with his resignation, Mr. Battaglini also agreed to the termination of his employment agreement with the Company, and waived claims to any severance pay under the agreement.

Mr. Battaglini will remain the President of AutoTek Incorporated, the company from which Alpine 4 has agreed to purchase certain assets, subject to the approval of the shareholders of AutoTek, all as outlined above and in Alpine 4’s registration statement on Form S-4 filed with the SEC.

Additionally, on April 29, 2015, in connection with his resignation, Mr. Battaglini agreed to the cancellation of 34,623,998 shares of the Company’s common stock owned by him.  Following such cancellation, he owned 20,602,002 shares of the Company’s restricted common stock.

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

Change of Control

With the cancellation of the 34,623,998 shares by Mr. Battaglini as discussed above, the Company’s issued and outstanding shares were reduced by that amount.  Following the cancellation and that reduction, Mr. Battaglini is no longer the majority shareholder of the Company, and Mr. Wilson has become the majority stockholder of the Company, owning approximately 51.03% of the Company’s outstanding shares as of the date of this Report.

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

The Company has begun to deploy a portfolio of consumer and professional software applications, called 6thSenseAuto (formerly LotWatch and ServiceWatch, discussed in more detail below) to the Company’s customer base.  Further, management anticipates that these products will be sold in the United States from new car automotive dealership stores. The Company’s former Chairman and former President is an executive officer and former majority shareholder of AutoTek.

In March 2015, the Company completed its beta testing phase of its LotWatch and ServiceWatch dealership products and after extensive market research and communication with its beta test dealerships decided to rebrand these products into one cohesive product called 6thSenseAuto.

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

LotWatch™ provides better inventory management by:

•	Knowing when a vehicle has left a specific geo-fence that a dealership can establish in Alpine 4’s proprietary system. With this product, dealership management can know the location of its inventory.

•
Knowing how many days any vehicle has been in the dealership’s new car inventory. The dealership’s sales team will know where the oldest vehicle on the lot is, resulting in a substantial savings in flooring fees.

•
Eliminating lost sales because the dealership team did not know a vehicle’s battery needed to be charged or the vehicle refueled before the customer did.  The LotWatch provides information about the vehicle’s status, including battery charge, fuel status, and the last time it was driven.

•	Keeping the dealership informed of customer and employee driving habits when a new vehicle leaves the lot.

•	Recording events specific to each of the dealership’s vehicles. Dealership management will know when and how many times any new vehicle on its lot has been driven.

•	Generating customized reports on a pre-determined basis. Dealership management can determine the scope and frequency of reports generated by the system.

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

•
Vehicle Awareness: real-time notifications of check-engine diagnostics and vehicle maintenance are sent to the owner of the vehicle and the selling dealership service department via text message or email.

•
Nationwide Service Support: the mobile application provides location-specific services, which can help refer a vehicle owner to the nearest dealership and recommend driving distances, based on diagnostics from the check-engine light and information obtained from the vehicle’s on board computer.

•	Convenient Access: the mobile app and a proprietary web-based interface provide vehicle owners with 24-hour convenient and easy access to vehicle information or location.

•
Lost or Stolen Vehicle Support: the embedded GPS feature enables the vehicle owner to assist local police departments with locating a lost or stolen vehicle through Alpine 4’s toll-free customer service line.

•
Personal Assistance: ServiceWatch includes Personal Assistance as an additional benefit.  Services include directory assistance, driving directions, and dining suggestions and reservations are examples of features that are available. Typical arrangements include a three-year contract for the vehicle owner which can be renewed directly with Alpine 4 if the owner desires.

•
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

As noted above, the Company has rebranded the LotWatch and ServiceWatch products into a portfolio of consumer and professional software applications, called 6thSenseAuto.  Subsequent to the development of 6thSenseAuto, the Company entered into agreements with two large dealerships in Arizona for the dealerships to sell the 6thSenseAuto product.   Based on conversations with management of the two dealerships, the Company anticipates strong demand from each of these dealerships for its 6thSenseAuto product, and believes that once these dealerships are fully trained and brought into our sales cycle, the Company projects that it is likely to sell a significant amount of the product per year at these locations.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,152,559 as of March 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations

Revenue

Our revenues for the three months ended March 31, 2015, were $0.  We expect our revenue to grow over the next 12 months.  Management’s expectations of growth in revenues is based on management’s contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4’s products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second or third quarter of 2015.  Additionally, management anticipates that the new 6thSenseAuto campaigns will result in the Company’s adding new dealerships each month starting as early as the third quarter of 2015.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2015, were $8,547,325, of which $8,408,000 was a non-cash expense related to the issuance of our common stock for services.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first half of 2015, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock and capital contributions from stockholders.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management’s expectations of growth in revenues is based on management’s contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4’s products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second and third quarters of 2015.  Additionally, management anticipates that the new campaigns will result in the Company’s adding new dealerships each month starting as early as the second or third quarter of 2015.

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

Revenue Recognition

Alpine 4 has a portfolio of consumer and professional software applications called 6thSenseAuto, which consists primarily of the Company’s two products previously branded as  LotWatch™ and ServiceWatch™.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Recent Developments

Resignation of Richard Battaglini; Appointment of Kent Wilson; Search for Additional Directors

On April 29, 2015, Richard Battaglini, who had been serving as the Company’s President and Chairman, resigned from all positions with the Company, effective immediately.   Mr. Battaglini’s resignation was for personal reasons, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with his resignation, Mr. Battaglini also agreed to the termination of his employment agreement with the Company, and waived claims to any severance pay under the agreement.

Mr. Battaglini will remain the President of AutoTek Incorporated, the company from which Alpine 4 has agreed to purchase certain assets, subject to the approval of the shareholders of AutoTek, all as outlined above and in Alpine 4’s registration statement on Form S-4 filed with the SEC.

Additionally, on April 29, 2015, in connection with his resignation, Mr. Battaglini agreed to the cancellation of 34,623,998 shares of the Company’s common stock owned by him.  Following such cancellation, he owned 20,602,002 shares of the Company’s restricted common stock.

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

Change of Control of Company

In connection with the cancellation of the 34,623,998 shares by Mr. Battaglini as discussed above, the Company’s issued and outstanding shares were reduced by that amount.  Following the cancellation and that reduction, Mr. Battaglini is no longer the majority shareholder of the Company, and Mr. Wilson has become the majority stockholder of the Company, owning approximately 51.03% of the Company’s outstanding shares as of the date of this Report.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

Not required for Smaller Reporting Companies.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company issued an aggregate of 16,816,000 shares of its restricted common stock for services rendered to the Company.

The 16,816,000 shares included an issuance of 10,000,000 shares to the Company’s chief executive officer that will vest once the Company’s registration statement on Form S-4 goes effective; 2,000,000 shares to directors of the Company for their services; 4,000,000 issued to two employees of the Company  (2,000,000 shares each) pursuant to employment agreements; and 816,000 shares issued to various consultants of the Company for services rendered.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mining Safety Disclosures

Not applicable.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company’s Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.1	Share Purchase Agreement (previously filed with the Commission as an exhibit to the Company’s Form 8-K on June 25, 2014, and incorporated herein by reference)

10.2	Kent B. Wilson Employment Contract (previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 18, 2014, and incorporated herein by reference)

10.3	Licensing Agreement between the Company and AutoTek Incorporated (previously filed with the Commission as an exhibit to the Company’s Form 8-K on August 8, 2014, and incorporated herein by reference)

10.4	Pure Mobility Asset Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

10.5
PULS™ Master Service Agreement by and between Alpine 4 and CalAmp Wireless Data Systems, Inc., dated as of August 15, 2014. Portions of this exhibit were redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission on January 15, 2015.

10.6	Rescission of Asset Purchase Agreement with Pure Mobility (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on February 25, 2015)

10.7	Clean Choice Solar Membership Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on January 30, 2015)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Automotive Technologies Ltd.

Dated: May ___, 2015

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President, and Secretary (Principal Executive Officer, Principal Financial Officer)