Form 10-Q
period 2015-06-30
Alpine 4 Technologies Ltd.
filed 2015-08-14
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2015

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
Commission file number:  000-55205

Alpine 4 Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4742 N. 24th Street Suite 300
Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2015, the issuer had 67,301,624 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	4

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 and the Period from April 22, 2014 (inception) to June 30, 2014 (Unaudited)	5

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2015 and the Period from April 22, 2014 (inception) to June 30, 2014 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$33,006	$758
Inventory	224,100	224,100
Total current assets	257,106	224,858

TOTAL ASSETS	$257,106	$224,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$409,791	$359,626
Accrued expenses	10,063	16,498
Notes payable	131,635	50,000
Convertible notes payable, net of discount of $47,947	11,353	-
Total current liabilities	562,842	426,124

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 67,301,624 and 85,050,390 shares issued and outstanding	6,731	8,505
Additional paid-in capital	8,903,037	395,463
Accumulated deficit	(9,215,504)	(605,234)
Total stockholders' deficit	(305,736)	(201,266)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$257,106	$224,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

		April 22,		April 22,
	Three	2014	Six	2014
	Months Ended	(inception) to	Months Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	50,467	3,169	8,597,792	3,169
Total operating expenses	50,467	3,169	8,597,792	3,169
Loss from operations	(50,467)	(3,169)	(8,597,792)	(3,169)

Other expenses
Interest expense	(12,478)	-	(12,478)	-
Total other expenses	(12,478)	-	(12,478)	-

Loss before income tax	(62,945)	(3,169)	(8,610,270)	(3,169)

Income tax	-	-	-	-

Net loss	$(62,945)	$(3,169)	$(8,610,270)	$(3,169)

Weighted average shares outstanding :
Basic	78,282,931	10,000,000	85,931,115	10,000,000
Diluted	78,282,931	10,000,000	85,931,115	10,000,000

Loss per share
Basic	$(0.00)	$(0.00)	$(0.10)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.10)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six	April 22, 2014
	Months Ended	(inception) to
	June 30,	June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(8,610,270)	$(3,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	8,408,000	-
Amortization of debt discounts	11,353
Change in current assets and liabilities:
Accounts payable	50,165	1,169
Accrued expenses	(6,435)	-
Net cash used in operating activities	(147,187)	(2,000)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable	87,835	-
Repayments of notes payable	(6,200)	-
Proceeds from convertible notes payable	59,300	-
Proceeds from the sale of common stock	38,500	-
Proceeds from contributed capital	-	2,000
Net cash provided by financing activities	179,435	2,000

NET INCREASE IN CASH	32,248	-

CASH, BEGINNING BALANCE	758	-

CASH, ENDING BALANCE	$33,006	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Technologies Ltd.
Notes to Condensed Financial Statements
 (Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on May 5, 2015. The results for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

On December 11, 2014, the Company entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with PMII. The Company purchased certain assets of PMII, and issued 8,000,000 shares of the Company’s restricted common stock, and 500,000 shares of restricted Series A Convertible Preferred Stock.

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

On February 11, 2015, the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name to Alpine 4 Technologies Ltd., and recommended the amendment to the shareholders of the Company.  On May 29, 2015, the shareholders approved the name change and the filing of an Amended and Restated Certificate of Incorporation to change the name and incorporate all amendments to date.

On June 1, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to Alpine 4 Technologies Ltd. and to file the Amended and Restated Certificate.  The name change and the Amended and Restated Certificate became effective on the date of filing.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company’s inventory at June 30, 2015 and December 31, 2014 was finished goods inventory.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from US GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s financial statements. Early adoption is permitted.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s  financial statements. Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,215,504 as of June 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Note 4 – Notes Payable

At June 30, 2015, and December 31, 2014, notes payable consisted of the following:

	June 30,	December 31,
	2015	2014

Note payable to individual; non-interest bearing; due upon demand; unsecured	$105,100	$25,000
Note payable to individual; non-interest bearing; due upon demand; unsecured	25,000	25,000
Note payable to officer; non-interest bearing; due upon demand; unsecured	1,535	-
	$131,635	$50,000

Note 5 – Convertible Notes Payable

At June 30, 2015, convertible notes payable consisted of the following:

June 30,
2015

Note payable to stockholder and former officer; interest at 10% for each six-month period; due on November 24, 2015; unsecured; convertible into shares of common stock at $0.10 per shares at option of note holder	$57,300
Note payable to individual; interest at 10% for each six-month period; due on November 4, 2015; unsecured; convertible into shares of common stock at $0.10 per shares at option of note holder	2,000
Total convertible notes payable	59,300
Debt discount	(47,947)
$11,353

Both of the above convertible notes payable contain a provision allows the note holder to convert the outstanding balance into shares of the Company’s common stock at $0.10 per shares.  The Company determined that the convertible notes payable contained a beneficial conversion feature which is limited to the face amount of the note.  This beneficial conversion feature has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible notes payable. The debt discount is being amortized over the remaining term of the note.  The Company recognized interest expense of $11,353 during the six months ended June 30, 2015 related to the amortization of the debt discount.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of June 30, 2015, and December 31, 2014, 67,301,624 and 85,050,390 shares, respectively, were issued and outstanding.

During the six months ended June 30, 2015, the Company issued 16,816,000 shares of common stock to consultants and professional of the Company for services rendered.  The value of the shares issued of $8,408,000 was the fair value of the Company’s common stock at the date of issuance which is based on prior sales of the Company’s common stock for cash.

Also, during the six months ended June 30, 2015, the Company issued 59,232 shares of the Company’s restricted common stock in private placement transactions to investors, in exchange for capital raised of approximately $38,500.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Additionally, as noted below, on April 29, 2015, in connection with his resignation (discussed in more detail below), Mr. Battaglini agreed to the cancellation of 34,623,998 shares of the Company’s common stock owned by him.  Following such cancellation, he owned 20,602,002 shares of the Company’s restricted common stock.

Note 7 – Related Party Transaction

On August 5, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with AutoTek Incorporated (“AutoTek”).  Richard Battaglini, the Company’s former President, former Chairman and former majority shareholder of the Company, is also the President and Chairman of AutoTek.

AutoTek is the owner of software source code (the “Source Code”) which AutoTek licensed to the Company under the Agreement.  The Company then developed that Source Code into a portfolio of consumer and professional software applications, called 6thSenseAuto (formerly LotWatch and ServiceWatch) products designed to assist automobile dealerships.  Prior to August 2014, AutoTek had started the development of the Source Code of LotWatch and ServiceWatch, but had not completed it, and had not taken further steps to commercialize such asset.
6th Sense provides real-time information relating to each vehicle on a dealer’s lot, and interfaces with a new vehicle, and provides information to a dealership service department about the vehicle, designed to improve communications between a dealer and a customer, and to provide better service to the customer.  Collectively, LotWatch and ServiceWatch were referred to in the Agreement as the “Licensed Technology.”

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

Also see Note 4 relating to notes payable to an officer of the Company.

Note 8 – Agreements

Execution of Membership Interest Purchase Agreement, Future Closing of Transaction

As previously disclosed, on January 28, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Clean Choice Solar, LLC, a California limited liability company (“CCS”), and its two members, Kort Potter and Barnaby Baker (collectively, the “Sellers”). CCS works with residential customers to provide solar energy generation products.

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

Note 9 – Subsequent Events

On August 4, 2015, the Company and AutoTek entered into a First Amendment to Licensing Agreement, which served to extend the deadline of the August 5, 2014, until the earlier of (a) the closing of the purchase by the Company of certain Source Code (identified in the Amendment Agreement) from AutoTek or (b) the second anniversary of the original agreement, namely August 5, 2016.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (formerly ALPINE 4 Inc. and Alpine 4 Automotive Technologies Ltd.) (the “Company”) was incorporated in the State of Delaware on April 22, 2014.  The Company was in the developmental stage and conducted virtually no business operations.  On August 5, 2014, the Company entered into a Licensing Agreement (the “License Agreement”) with AutoTek Incorporated (“AutoTek”).  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sublicensable) worldwide perpetual license of the source code that could be developed into the LotWatch and ServiceWatch Products, to make, use, iport, lease, and sell products incorporating the LotWatch and ServiceWatch products (the “Licensed Products”).  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

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

Following the closing of the asset purchase transaction, the intended purpose of the Company is to use the source code to be acquired from AutoTek, as well as acquiring other potential businesses, and deploy those assets to the Company’s customer base which consists of automotive dealerships in the United States.  As of the date of this Report, the Company has used AutoTek’s source code (pursuant to the License Agreement) to design, develop and market telematics devices and software for the Automotive Industry.

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

Revenues from Operations

In July 2015, the Company began producing revenues from operations through the Company’s 6thSense Auto line of products.  The Company has agreements with three automobile dealerships selling the 6thSense Auto products.  Management anticipates that the Company will continue to add dealerships and grow revenues, although there can be no guarantee of the Company’s ability to grow its business as anticipated.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,215,504 as of June 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations

Revenue

Our revenues for the three and six months ended June 30, 2015, were $0.  We expect our revenue to grow over the next 12 months.  Management’s expectations of growth in revenues is based on management’s contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4’s products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns which began in the second quarter and which will continue through 2015.  Additionally, management anticipates that the new 6thSenseAuto campaigns will result in the Company’s adding new dealerships each month starting as early as the third quarter of 2015.

General and administrative expenses

Our general and administrative expenses for the three and six months ended June 30, 2015, were $50,467 and $8,597,792.  For the six months ended June 30, 2015, $8,408,000 of our general and administrative expenses was a non-cash expense related to the issuance of our common stock for services.  For the period from April 22, 2014 to June 30, 2014, our general and administrative expenses were $3,169.  The significant increase in general and administrative expenses is due to the issuance of common stock for services and the expansion of our business in 2015.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first half of 2015, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management’s expectations of growth in revenues is based on management’s contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4’s products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second and third quarters of 2015.  Additionally, management anticipates that the new campaigns will result in the Company’s adding new dealerships each month, which began in the second quarter and continues through the third quarter of 2015.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Name Change; Amended and Restated Certificate of Incorporation

On February 11, 2015, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to change the name to Alpine 4 Technologies Ltd., and recommended the amendment to the shareholders of the Company.  On May 29, 2015, the shareholders approved the name change and the filing of an Amended and Restated Certificate of Incorporation to change the name and incorporate all amendments to date.

On June 1, 2015, the Company filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to Alpine 4 Technologies Ltd. and to file the Amended and Restated Certificate.  The name change and the Amended and Restated Certificate became effective on the date of filing.

Advisory Board

On June 15, 2015, the Company announced that it had formed an exploratory committee headed by Ian Kantrowitz, the Company’s Director of Investor Relations, for the identification and creation of a new Advisory Board to guide the Company’s strategic direction.  The goal is to help foster and bring powerful voices to the executive leadership team of Alpine 4.

The goal of the exploratory committee was to identify a diverse advisory board representing a wide breadth of various professional experiences.

Subsequently, on August 12, 2015, the Company announced that it had concluded its search for advisory board members and has selected an initial advisory board consisting of five individuals: Shannon Rigney, Daniel McIntosh, Michael Parsons, Kelsey Womack, and Christophe Jeunot.  Alpine 4 announced that Ms. Shannon Rigney has been appointed as Chair of the Advisory Board.

Biographical information about the new Advisory Board Members is included below.

Shannon Rigney: Ms. Rigney currently serves as Alpine 4’s VP of Acquisitions and Director of Finance.  Prior to joining Alpine 4, Ms. Rigney was a financial analyst for Bard Peripheral Vascular, Inc, a division of C.R. Bard. She has a degree in Business Administration from The Eller College of Management at the University of Arizona.

Daniel McIntosh: Mr. McIntosh is a Lecturer in the W.P. Carey School of Business at Arizona State University teaching courses in Marketing Research, Sports Management and Analytics. Mr. McIntosh is also President of Cardinal Advising, a consultancy practice that assists organization in understanding and leveraging big data.  Prior to joining ASU, Mr. McIntosh was a full time faculty instructor of Mathematics and Marketing at Grand Canyon University for 5 years.

Michael Parsons:  Mr. Parsons currently serves as the Privacy and Data Management Manager for PayPal, Inc.   Mr. Parsons has over 10 years of professional data protection experience in the fields of privacy, information security, data governance, risk management, IT audit, and healthcare compliance. Michael's experience includes working with various small and large federal and commercial organizations including Fortune 500 companies and has served as a trusted advisor to senior leadership and has managed teams of various sizes. Mr. Parsons’s credentials include a BS in computer science, an MBA, and certifications in CIPP, CISSP, CISA, and ITIL.

Christophe Jeunot:  Mr. Jeunot holds a Master’s Degree from one of the leading business school in Paris, France. Mr. Jeunot worked in the marketing department for M.B.S the leader in media managing in France before relocating to Los Angeles where he enjoyed started a successful career carrier with several advertizing agencies and productions companies. His long time clients include accounts such as  EBAY, ESPN, L'Oréal, The Surgeon General, HONDA, DISCOVERY CHANNEL, and CHASE BANK.

Kelsey Womack:  Mr. Womack currently serves as the Director of IT for Alpine 4 and has nearly 20 years experience in technology development. Mr. Womack specializes in platform development, from concept to launch.  Mr. Womack has brought several start-ups to life in various industries, including financial, intellectual property, telecommunications, social, charitable, and now, telematics.

New Director Appointed

On August 12, 2015, the Company announced that Ian Kantrowitz, the Company’s Director of Investor Relations, had been appointed to the Alpine 4 Board of Directors, to fill a vacancy on the Board.

Prior to his appointment to the Board, Mr.Kantrowitz had been serving as Chairman of the Advisory Board, but he resigned that position upon his appointment to the Board of Directors.

As of the date of this report, Alpine 4’s Board had not determined on what committees, if any, Mr. Kantrowitz will serve in his capacity as Director.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2015, the Company sold an aggregate of 59,232 shares of its restricted common stock in private offerings.  The Company raised an aggregate of approximately $38,500.

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

10.5	Clean Choice Solar Membership Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on January 30, 2015)

10.6	First Amendment to Licensing Agreement between the Company and AutoTek Incorporated, dated August 4, 2015.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: August 14, 2015

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President, and Secretary (Principal Executive Officer, Principal Financial Officer)