Form 10-Q
period 2015-09-30
Alpine 4 Technologies Ltd.
filed 2015-11-23
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2015

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

Registrant's telephone number, including area code: 855-777-0077 ext 801

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 20, 2015, the issuer had 55,066,243 shares of its Class A common stock issued and outstanding and 16,000,000 shares of its Class B common stock issued and outstanding.

TABLE OF CONTENTS

PART I		Page

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	4

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2015, and the Period from April 22, 2014, to September 30, 2014 (Unaudited)	5

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2015, and the Period from April 22, 2014, to September 30, 2014 (Unaudited)	6

Notes to Condensed Financial Statements(Unaudited)	7

Alpine 4 Technologies Ltd.
Condensed Balance Sheet
(Unaudited)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,154	$758
Inventory	223,470	224,100
Total current assets	230,624	224,858

TOTAL ASSETS	$230,624	$224,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$444,889	$359,626
Accrued expenses	15,602	16,498
Deferred revenue	7,430	-
Notes payable	131,635	50,000
Convertible notes payable, net of discount of $40,740	43,560	-
Total current liabilities	643,116	426,124

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 54,808,550 and 85,050,390 shares issued and outstanding	5,481	8,505
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 16,000,000 and 0 shares issued and outstanding	1,600	-
Additional paid-in capital	11,207,187	395,463
Accumulated deficit	(11,626,760)	(605,234)
Total stockholders' deficit	(412,492)	(201,266)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,624	$224,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Technologies Ltd.
Condensed Statements of Operations
(Unaudited)

	Three	Three	Nine	April 22,
	Months Ended	Months Ended	Months Ended	2014 to
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$2,911	$-	$2,911	$-
Cost of revenue	630	-	630
Gross Profit	2,281	-	2,281	-

Operating expenses:
General and administrative expenses	2,378,134	148,481	10,975,926	151,650
Total operating expenses	2,378,134	148,481	10,975,926	151,650
Loss from operations	(2,375,853)	(148,481)	(10,973,645)	(151,650)

Other expenses
Interest expense	(35,403)	-	(47,881)	-
Total other expenses	(35,403)	-	(47,881)	-

Loss before income tax	(2,411,256)	(148,481)	(11,021,526)	(151,650)

Income tax	-	-	-	-

Net loss	$(2,411,256)	$(148,481)	$(11,021,526)	$(151,650)

Weighted average shares outstanding :
Basic	67,303,998	162,401,150	79,653,845	98,933,880
Diluted	67,303,998	162,401,150	79,653,845	98,933,880

Loss per share
Basic	$(0.04)	$(0.00)	$(0.14)	$(0.00)
Diluted	$(0.04)	$(0.00)	$(0.14)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Nine	April 22,
	Months Ended	2014 to
	September 30,	September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(11,021,526)	$(151,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	10,683,000	25,220
Amortization of debt discounts	43,560
Change in current assets and liabilities:
Accounts receivable	-	(9,551)
Inventory	630	(224,100)
Accounts payable	85,263	295,975
Accrued expenses	(896)	-
Deferred revenue	7,430
Net cash used in operating activities	(202,539)	(64,106)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable	87,835	-
Repayments of notes payable	(6,200)	-
Proceeds from convertible notes payable	84,300	-
Proceeds from the sale of common stock	43,000	54,378
Proceeds from contributed capital	-	11,000
Net cash provided by financing activities	208,935	65,378

NET INCREASE IN CASH	6,396	1,272

CASH, BEGINNING BALANCE	758	-

CASH, ENDING BALANCE	$7,154	$1,272

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
25,000 shares of common stock for stock subscription receivable	$-	$12,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alpine 4 Technologies Ltd.
Notes to Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2015
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on May 5, 2015. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
Description of Business

The Company was incorporated under the laws of the State of Delaware on April 22, 2014. The Company originally intended to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.  The Company has subsequently entered into a License Agreement with AutoTek Incorporated ("AutoTek"), pursuant to which AutoTek licensed to the Company the right to use certain source code for the development of products.  Subsequent to the entry into the License Agreement, the Company entered into an Asset Purchase and Share Exchange Agreement with AutoTek, relating to the purchase of the source code asset.  The closing of the transaction is subject to the approval of AutoTek's shareholders.

On June 27, 2014, the Board of Director and sole stockholder of Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from ALPINE 4 Inc. to Alpine 4 Automotive Technologies Ltd. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

Additionally, on June 30, 2014, the Board of Director and majority stockholder of the Company approved a further amendment to the Company's Certificate of Incorporation to increase the authorized number of common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock.  On that date, the officers of the Company filed a Certificate of Amendment relating to the increase in authorized capital with the State of Delaware.

On September 19, 2014, the Company entered into a non-binding letter of intent (the "LOI") with Pure Mobility International Inc. ("PMII") relating to the proposed purchase by the Company of the outstanding shares of stock, or all of the assets (to be determined by the parties) of PMII.  Pursuant to the LOI, the Company and PMII anticipated that the Company would acquire assets of PMII including certain distributor agreements, contracts, accounts receivable, and certain inventory of PMII.  The Company proposed to issue shares of its restricted common stock with an aggregate value of approximately five million dollars ($5,000,000).  The Company and PMII further agreed to negotiate a definitive agreement to set forth the material terms of the transaction, following appropriate due diligence.

On December 11, 2014, the Company entered into a definitive Asset Purchase Agreement (the "Asset Purchase Agreement") with PMII. The Company purchased certain assets of PMII, and issued 8,000,000 shares of the Company's restricted common stock, and 500,000 shares of restricted Series A Convertible Preferred Stock.

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

On February 11, 2015, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the name to Alpine 4 Technologies Ltd., and recommended the amendment to the shareholders of the Company.  On May 29, 2015, the shareholders approved the name change and the filing of an Amended and Restated Certificate of Incorporation to change the name and incorporate all amendments to date.

On June 1, 2015, the Company filed a Certificate of Amendment (the "Amendment") to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to Alpine 4 Technologies Ltd. and to file the Amended and Restated Certificate.  The name change and the Amended and Restated Certificate became effective on the date of filing.

On August 14, 2015, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the capital structure of the Company, and recommended the amendment to the shareholders of the Company.  On August 24, 2015, the shareholders approved the filing of a Second Amended and Restated Certificate of Incorporation to change the capital structure of the Company.  On August 26, 2015, the Company filed a Certificate of Amendment (the "Amendment") to the Certificate of Incorporation with the Secretary of State of Delaware to change the capital structure of the Company and to file the Second Amended and Restated Certificate.  The Second Amended and Restated Certificate became effective on the date of filing.

Change in Capital Structure

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of common stock: Class A common stock, which will have one vote per share, and Class B common stock, which will have ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock will be identical. The rights of these classes of common stock are discussed in greater detail below.

The Company's authorized capital stock now consists of 605,000,000 shares, each with a par value of $0.0001 per share, of which:

•	500,000,000 shares are designated as Class A common stock. The previously issued shares of common stock were redesignated as Class A common stock.

•	100,000,000 shares are designated as Class B common stock.

•	5,000,000 shares are designated as preferred stock.

Execution of Stock Purchase Agreement for Paragon Fabricators Incorporated and Paragon Field Services, Inc., Future Closing of Transaction

On October 19, 2015, the Company entered into a Stock Purchase Agreement (the "Paragon SPA") with Paragon Fabricators Incorporated and Paragon Field Services, Inc., both Texas corporations (collectively, "Paragon"), and their two shareholders, James Saulsberry and H.M. Nipp Sr. (collectively, the "Paragon Sellers").

Pursuant to the Paragon SPA the Company, Paragon, and the Paragon Sellers agreed on the terms pursuant to which the Company would purchase from the Paragon Sellers all of the outstanding shares of common stock of both Paragon entities (the "Paragon Shares"). The purchase price to be paid by the Company for the Paragon Shares consists of cash, securities, and a promissory note.  The "Securities Consideration" will consist of 500,000 shares of the Company's restricted Class A common stock.  The Company will have the right to redeem the shares after the two year anniversary of the closing of the transaction, at a redemption price of $1 per share, unless the Paragon Sellers have sold their shares in the market.  The "Cash Consideration" to be paid is the aggregate amount of $2,850,000, with $1,425,000 being paid to each Seller.  The "Promissory Note Consideration" will consist of a secured promissory note (the "Paragon Note") in the amount of $2,250,000, secured by a subordinated security interest in the assets of the Paragon entities.  Additionally, the Company agreed to issue 500,000 shares of a to-be-created Series B Preferred Stock, which are redeemable by the Company pursuant to terms to be agreed on by the Company and the Paragon Sellers.  The Paragon  Note will bear interest at 5%, and will be payable in full on the 12-month anniversary of the closing date of the transaction.

Agreement to Issue Shares of Restricted Common Stock

As noted above, in connection with the Paragon SPA, the Company agreed to issue an aggregate of 500,000 shares of its restricted Class A common stock to the Paragon Sellers as part of the purchase price paid, as well as 500,000 shares of a to-be-created Series B Preferred Stock.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of September 30, 2015, and December 31, 2014, the Company had no cash equivalents.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company's inventory at September 30, 2015 and December 31, 2014, was finished goods inventory.

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

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company's experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

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

Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Revenue Recognition

Alpine 4 has a portfolio of consumer and professional software applications called 6thSenseAuto, which consists primarily of the Company's two products previously branded as  LotWatch™ and ServiceWatch™.

LotWatch™ is a product for dealerships to give them vehicle inventory information. Our telematics devices use information gathered from the OBD (On Board Diagnostics) port, and by utilizing both GPS technology and cellular based service, the LotWatch™ module provides specific, real-time, accurate information about a dealership's fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4's interface anywhere the dealership have internet access.

ServiceWatch™ is a product for the driving consumer that also uses information gathered from the OBD port.  By utilizing both GPS technology and cellular based service, the ServiceWatch™ module provides vehicle specific real-time, accurate information to a dealership's service department to increase sales all while improving their level of service.

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
Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ deficit.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.
In June 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company's financial statement presentation and disclosures.
In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company's financial statements. Early adoption is permitted.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805).  Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of ASU 2015-016 is not expected to have a material effect on the Company's financial statements.
Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,626,760 as of September 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Note 4 – Notes Payable

At September 30, 2015, and December 31, 2014, notes payable consisted of the following:

	September 30,	December 31,
	2015	2014

Note payable to individual; non-interest bearing; due upon demand; unsecured	$105,100	$25,000
Note payable to individual; non-interest bearing; due upon demand; unsecured	25,000	25,000
Note payable to officer; non-interest bearing; due upon demand; unsecured	1,535	-
	$131,635	$50,000

Note 5 – Convertible Notes Payable

At September 30, 2015, convertible notes payable consisted of the following:

September 30,
2015

Note payable to stockholder and former officer; interest at 10% for each six-month period; due on November 24, 2015; unsecured; convertible into shares of common stock at $0.10 per shares at option of note holder	$57,300
Note payable to individual; interest at 10% for each six-month period; due on November 4, 2015; unsecured; convertible into shares of common stock at $0.10 per shares at option of note holder	2,000
Note payable to officer; interest at 10% for each six-month period; due on March 15, 2016; unsecured; convertible into shares of common stock at $0.10 per shares at option of note holder	25,000
Total convertible notes payable	84,300
Debt discount	(40,740)
$43,560

All of the above convertible notes payable contain a provision allows the note holder to convert the outstanding balance into shares of the Company's common stock at $0.10 per shares.  The Company determined that the convertible notes payable contained a beneficial conversion feature which is limited to the face amount of the note.  This beneficial conversion feature has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible notes payable. The debt discount is being amortized over the remaining term of the note.  The Company recognized interest expense of $43,560 during the nine months ended September 30, 2015 related to the amortization of the debt discount.

Note 6 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2015, no shares of preferred stock were outstanding.

Common Stock

On August 14, 2015, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the capital structure of the Company, and recommended the amendment to the shareholders of the Company.  On August 24, 2015, the shareholders approved the filing of a Second Amended and Restated Certificate of Incorporation to change the capital structure of the Company.  On August 26, 2015, the Company filed a Certificate of Amendment (the "Amendment") to the Certificate of Incorporation with the Secretary of State of Delaware to change the capital structure of the Company and to file the Second Amended and Restated Certificate.  The Second Amended and Restated Certificate became effective on the date of filing.

Change in Capital Structure

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of common stock: Class A common stock, which will have one vote per share, and Class B common stock, which will have ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock will be identical. The rights of these classes of common stock are discussed in greater detail below.

The Company's authorized capital stock now consists of 605,000,000 shares, each with a par value of $0.0001 per share, of which:

•	500,000,000 shares are designated as Class A common stock. The previously issued shares of common stock were redesignated as Class A common stock.

•	100,000,000 shares are designated as Class B common stock.

•	5,000,000 shares are designated as preferred stock.

During the nine months ended September 30, 2015, the Company issued 20,316,000 shares of its Class A common stock to consultants and professional of the Company for services rendered.  The value of the shares issued of $10,683,000 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash.

During the nine months ended September 30, 2015, the Company issued 16,000,000 shares of its Class B common stock in exchange for an equal number of shares of Class A common stock which were canceled by the holders, who are also the Directors of the Company.

Also, during the nine months ended September 30, 2015, the Company issued 66,157 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $43,000.

Note 7 – Related Party Transactions

Licensing Agreement

On August 5, 2014, the Company entered into a Licensing Agreement (the "Agreement") with AutoTek Incorporated ("AutoTek").  Richard Battaglini, the Company's former President, former Chairman and former majority shareholder of the Company, is also the President and Chairman of AutoTek.

AutoTek is the owner of software source code (the "Source Code") which AutoTek licensed to the Company under the Agreement.  The Company then developed that Source Code into a portfolio of consumer and professional software applications, called 6thSenseAuto (formerly LotWatch and ServiceWatch) products designed to assist automobile dealerships.  Prior to August 2014, AutoTek had started the development of the Source Code of LotWatch and ServiceWatch, but had not completed it, and had not taken further steps to commercialize such asset.
6th Sense provides real-time information relating to each vehicle on a dealer's lot, and interfaces with a new vehicle, and provides information to a dealership service department about the vehicle, designed to improve communications between a dealer and a customer, and to provide better service to the customer.  Collectively, LotWatch and ServiceWatch were referred to in the Agreement as the "Licensed Technology."

Pursuant to the Agreement, AutoTek granted to the Company an exclusive, transferable (including sub licensable) worldwide perpetual license of the Licensed Technology, to make, use, iport, lease, and sell products incorporating the Licensed Technology (the "Licensed Products").  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

As drafted, the term of the Agreement originally ran from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek's issued capital stock or AutoTek's assets and intellectual property rights related to the source code, or (B) the first annual anniversary of the effective date.  The Company and AutoTek subsequently extended the licensing agreement until August 5, 2016.

Notes Payable

Note 4 describes the terms of a note payable to an officer of the Company, and Note 5 describes the terms of a a convertible note payable to another officer of the Company.

Note 8 – Agreements

Execution of Membership Interest Purchase Agreement, Future Closing of Transaction

As previously disclosed, on January 28, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Agreement") with Clean Choice Solar, LLC, a California limited liability company ("CCS"), and its two members, Kort Potter and Barnaby Baker (collectively, the "Sellers"). CCS works with residential customers to provide solar energy generation products.

Pursuant to the Agreement, the Company, CCS, and Messrs. Potter and Baker agreed on the terms pursuant to which the Company would purchase from the Sellers all of the outstanding membership interests of CCS (the "Interests").  The purchase price to be paid by the Company for the Interests consists of cash, securities, and certain accounts receivable.  The "Securities Consideration" will consist of 2,500,000 shares of Alpine 4 restricted common stock, with 1,250,000 shares to be issued to each Seller.  The Sellers will have the right to require the Company to redeem the shares within 14 days after the two year anniversary of the closing of the transaction, at a redemption price of $1 per share.  The "Cash Consideration" to be paid is the aggregate amount of $5,900,000, with $2,800,000 being paid to each Seller, and $300,000 deposited with CCS for use as working capital.  The "Accounts Receivable" consideration will consist of the total amount collected by CCS from accounts receivable owed to CCS as of the Closing Date (defined below), and will be paid to the Sellers on a pro rata basis.

Also pursuant to the Agreement, the Company, CCS, and the Sellers all acknowledged and agreed that between the execution of the Agreement and the date of the closing of the purchase of the Interests (the "Closing Date"), the Sellers and CCS would continue to provide information to the Company.

The foregoing summary of the terms and conditions of the Membership Interest Purchase Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Membership Interest Purchase Agreement filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 30, 2015.
Employment Agreement – Shannon Rigney

On September 30, 2015, the Company entered into an employment agreement with Shannon Rigney, pursuant to which Ms. Rigney agreed to serve as the VP of acquisitions.  Her duties will include identifying, evaluating, and defining acquisition strategies; implementation of negotiation strategies; negotiate letters of intent and definitive agreements; preparation of reports, demographics, and analyses; monitoring acquisition prospects through negotiation and closing; and other related duties. Pursuant to the agreement, the Company will pay Ms. Rigney an annual salary of $70,000. Additionally, the Company issued 3,500,000 shares of Class A common stock to Ms. Rigney.  She is also entitled to reimbursement for expenses incurred in accordance with the Company's reimbursement policies.  The agreement included non-disclosure provisions relating to the Company's confidential information, as well as a non-compete agreement for a period of 2 years following the termination of her employment.  Pursuant to the agreement, Ms. Rigney is an at-will employee, and either party may terminate the agreement at any time.

Note 9 – Subsequent Events

Execution of Stock Purchase Agreement for Paragon Fabricators Incorporated and Paragon Field Services, Inc., Future Closing of Transaction

As previously disclosed in the Company's Current Report filed on October 21, 2015, on October 19, 2015, the Company entered into a Stock Purchase Agreement (the "Paragon SPA") with Paragon Fabricators Incorporated and Paragon Field Services, Inc., both Texas corporations (collectively, "Paragon"), and their two shareholders, James Saulsberry and H.M. Nipp Sr. (collectively, the "Paragon Sellers").

Pursuant to the Paragon SPA Alpine 4, Paragon, and the Paragon Sellers agreed on the terms pursuant to which Alpine 4 would purchase from the Paragon Sellers all of the outstanding shares of common stock of both Paragon entities (the "Paragon Shares"). The purchase price to be paid by the Company for the Paragon Shares consists of cash, securities, and a promissory note. The "Securities Consideration" will consist of 500,000 shares of the Company's restricted Class A common stock. The Company will have the right to redeem the shares after the two year anniversary of the closing of the transaction, at a redemption price of $1 per share, unless the Paragon Sellers have sold their shares in the market. The "Cash Consideration" to be paid is the aggregate amount of $2,850,000, with $1,425,000 being paid to each Seller. The "Promissory Note Consideration" will consist of a secured promissory note (the "Paragon Note") in the amount of $2,250,000, secured by a subordinated security interest in the assets of the Paragon entities. Additionally, the Company agreed to issue 500,000 shares of a to-be-created Series B Preferred Stock, which are redeemable by the Company pursuant to terms to be agreed on by the Company and the Paragon Sellers. The Paragon Note will bear interest at 5%, and will be payable in full on the 12-month anniversary of the closing date of the transaction.

Agreement to Issue Shares of Restricted Common Stock

As noted above, in connection with the Paragon SPA, the Company agreed to issue an aggregate of 500,000 shares of its restricted Class A common stock to the Paragon Sellers as part of the purchase price paid, as well as 500,000 shares of a to-be-created Series B Preferred Stock.

The shares of Class A common and Series B preferred stock will be issued to the Paragon Sellers without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Amendment to Registration Statement

On October 21 and November 16, 2015, the Company filed amendments to its registration statement on Form S-4 to respond to comments from the U.S. Securities and Exchange Commission. The Amendments include financial information for AutoTek Incorporated, the entity with which the Company has entered into an Asset Purchase and Share Exchange Agreement, described in more detail in the registration statement.

Issuances of Additional Shares of Class A common stock

Subsequent to September 30, 2015, the Company issued an additional 257,693 shares of its Class A common stock. An aggregate of 250,000 shares were issued in connection with the continuing negotiation with Clean Choice Solar to the two principals of that company.  An additional 7,693 shares were sold to investors in a private offering in which the Company raised an additional $5,000.

Payment of Convertible Note

On November 20, 2015, the Company paid off the $2,000 convertible note that was due on November 4, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (formerly ALPINE 4 Inc. and Alpine 4 Automotive Technologies Ltd.) (the "Company") was incorporated in the State of Delaware on April 22, 2014.  The Company was in the developmental stage and conducted virtually no business operations.  On August 5, 2014, the Company entered into a Licensing Agreement (the "License Agreement") with AutoTek Incorporated ("AutoTek").  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sublicensable) worldwide perpetual license of the source code that could be developed into the LotWatch and ServiceWatch Products, to make, use, iport, lease, and sell products incorporating the LotWatch and ServiceWatch products (the "Licensed Products").  The Company is required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

As originally drafted, the term of the License Agreement ran from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of all of AutoTek's issued capital stock or AutoTek's assets and intellectual property rights relating to the source code, or (B) the first annual anniversary of the effective date.  Alpine 4 and AutoTek subsequently extended the term of the licensing agreement through August 5, 2016.

Following the entry into the Licensing Agreement, the Company and AutoTek negotiated an Asset Purchase and Share Exchange Agreement (the "Asset Purchase Agreement"), pursuant to which the Company would purchase the source code asset from AutoTek.  The Company agreed to pay $30,000, and to offer to all of the AutoTek shareholders to issue shares of the Company's common stock in exchange for shares of AutoTek's stock tendered.  The closing of the asset purchase transaction is conditioned upon receipt of the approval of a majority of the AutoTek shareholders.

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

As noted, the Company offered to issue shares of the Company's common stock to the AutoTek shareholders who elect to exchange their AutoTek shares.  The AutoTek shareholders are not required to exchange their shares, and any AutoTek shareholders who elect to not participate in the share exchange will remain AutoTek shareholders.  The AutoTek shareholders who elect to exchange their shares will receive six (6) shares of the Company's common stock for each one share of AutoTek stock tendered for exchange.  As of the date of this Report, AutoTek had 25,000,000 shares of stock outstanding.  Assuming that 100% of the shares are exchanged, the Company would have to issue 150,000,000 shares of common stock to the AutoTek stockholders.  There can be no guarantee that all of the AutoTek stockholders will exchange their shares, or that the Company will be required to issue the full 150,000,000 shares.  Until the share exchange is completed, the Company cannot determine how many shares of its common stock will be issued to the AutoTek stockholders.

Following the closing of the asset purchase transaction, the intended purpose of the Company is to use the source code to be acquired from AutoTek, as well as acquiring other potential businesses, and deploy those assets to the Company's customer base which consists of automotive dealerships in the United States.  As of the date of this Report, the Company 4 has used AutoTek's source code (pursuant to the License Agreement) to design, develop and market telematics devices and software for the Automotive Industry.

The Company has begun to deploy a portfolio of consumer and professional software applications, called 6thSenseAuto (formerly LotWatch and ServiceWatch, discussed in more detail below) to the Company's customer base.  Further, management anticipates that these products will be sold in the United States from new car automotive dealership stores. The Company's former Chairman and former President is an executive officer and former majority shareholder of AutoTek.

In March 2015, the Company completed its beta testing phase of its LotWatch and ServiceWatch dealership products and after extensive market research and communication with its beta test dealerships decided to rebrand these products into one cohesive product called 6thSenseAuto.

The new product was designed and developed in the United States and uses information gathered from the OBD (On Board Diagnostics) port of a vehicle.  By utilizing both GPS technology and cellular based service, the Company's new technology module gives automobile dealerships vehicle-specific, real-time, accurate information about the dealership's fleet of new vehicles. This information is easily accessed and viewed on the Company's user-friendly interface anywhere the dealer or salespeople have internet access.

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

Revenues from Operations

In July 2015, the Company began producing revenues from operations through the Company's 6thSense Auto line of products.  The Company has agreements with three automobile dealerships selling the 6thSense Auto products.  Management anticipates that the Company will continue to add dealerships and grow revenues, although there can be no guarantee of the Company's ability to grow its business as anticipated.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative telematics hardware, software and services. The Company's business strategy is to leverage its unique ability to design and develop its own user interface operating systems, and third party hardware and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. As part of its strategy, following the planned acquisition of certain assets of AutoTek, the Company plans to continue to expand its platform for the discovery and delivery of automotive related businesses, services and products. The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company's products and services greatly enhances its ability to attract and retain customers. Therefore, the Company's strategy also includes enhancing and expanding its own automotive dealership distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience.

Developed Products

LotWatch – Integrated Inventory Management System

LotWatch™ is a product that was designed and developed by Alpine 4 in the United States. By using information gathered from the OBD (On Board Diagnostics) port in almost any newer vehicle, and by utilizing both GPS technology and cellular based service, the LotWatch™ module gives car dealerships vehicle-specific, real-time, accurate information about your fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4's user-friendly interface anywhere the dealership has internet access. LotWatch™ uses wireless data transmission technology.

LotWatch™ provides better inventory management by:

•	Knowing when a vehicle has left a specific geo-fence that a dealership can establish in Alpine 4's proprietary system. With this product, dealership management can know the location of its inventory.

•
Knowing how many days any vehicle has been in the dealership's new car inventory. The dealership's sales team will know where the oldest vehicle on the lot is, resulting in a substantial savings in flooring fees.

•
Eliminating lost sales because the dealership team did not know a vehicle's battery needed to be charged or the vehicle refueled before the customer did.  The LotWatch provides information about the vehicle's status, including battery charge, fuel status, and the last time it was driven.

•	Keeping the dealership informed of customer and employee driving habits when a new vehicle leaves the lot.

•	Recording events specific to each of the dealership's vehicles. Dealership management will know when and how many times any new vehicle on its lot has been driven.

•	Generating customized reports on a pre-determined basis. Dealership management can determine the scope and frequency of reports generated by the system.

ServiceWatch – Personalized Assistance and Diagnostic Solution

ServiceWatch is a product that uses information gathered from the OBD (On Board Diagnostics) port in almost any newer vehicle, and utilizes GPS technology and cellular based services.  The ServiceWatch module provides personalized assistance and diagnostic solutions to both the vehicle owner and the dealership that sold the vehicle. ServiceWatch is also designed to transmit information to a dealership's service department to help improve customer service levels.

The benefits of ServiceWatch include:

•
Vehicle Awareness: real-time notifications of check-engine diagnostics and vehicle maintenance are sent to the owner of the vehicle and the selling dealership service department via text message or email.

•
Nationwide Service Support: the mobile application provides location-specific services, which can help refer a vehicle owner to the nearest dealership and recommend driving distances, based on diagnostics from the check-engine light and information obtained from the vehicle's on board computer.

•	Convenient Access: the mobile app and a proprietary web-based interface provide vehicle owners with 24-hour convenient and easy access to vehicle information or location.

•
Lost or Stolen Vehicle Support: the embedded GPS feature enables the vehicle owner to assist local police departments with locating a lost or stolen vehicle through Alpine 4's toll-free customer service line.

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

As of the date of this Report, Alpine 4 had concluded installations at four automobile dealerships in Arizona, California, and Indiana for the LotWatch and ServiceWatch products for beta testing.  In the third quarter of 2014, Alpine 4 conducted a beta launch of its LotWatch product.  That launch consisted of beta testing at the dealerships located in Arizona, California and Indiana.  Two of the dealerships were charged "installation fees," and two dealerships were also charged LotWatch access fees to Alpine 4's user interface.  The revenue generated during the third quarter 2014 was minimal in nature.

Alpine 4 personnel provide training in the installation of the devices, creation of the customized user interface, and use of the inventory management system.  Additionally, personnel introduce and explain the details of the products to a dealership's sales staff, train the finance managers on the benefits of ServiceWatch and the registration process, and provide other training and support as agreed upon with the dealership.

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

Business Seasonality and Product Introductions

Following the planned acquisition of the AutoTek assets, the Company expects to experience higher net sales in its first and third quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand and the automotive industry model year end that typically concludes in the third quarter of each year.  Additionally, new automotive models introductions can significantly impact our products ability to communicate properly and therefore product costs and operating expenses may rise. Product introductions can also impact the Company's net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and dealerships anticipate a vehicle introduction.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,626,760 as of September 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations

Revenue

Our revenues for the three and nine months ended September 30, 2015, were $2,911 and $2,911, respectively.  We expect our revenue to grow over the next 12 months.  Management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns which began in the second quarter and which will continue through 2015.

Cost of Revenue

Our cost of revenues for the three and nine months ended September 30, 2015, were $630 and $630, respectively.  We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses for the three and nine months ended September 30, 2015, were $2,378,134 and $10,975,926.  For the three and nine months ended September 30, 2015, $2,275,000 and $10,683,000, respectively, of our general and administrative expenses was a non-cash expense related to the issuance of our common stock for services.  For the three months ended September 30, 2014, and the period from April 22, 2014, to September 30, 2014, our general and administrative expenses were $148,481 and $151,650, respectively.  The significant increase in general and administrative expenses is due to the issuance of common stock for services and the expansion of our business in 2015.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first half of 2015, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the third and fourth quarters of 2015.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships each month, which began in the second quarter and continues through the end of 2015.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes.  Note 2, "Summary of Significant Accounting Policies" of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition and inventory valuation. Management considers these policies critical because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Revenue Recognition

Alpine 4 has a portfolio of consumer and professional software applications called 6thSenseAuto, which consists primarily of the Company's two products previously branded as  LotWatch™ and ServiceWatch™.

LotWatch™ is a product for dealerships to give them vehicle inventory information. Our telematics devices use information gathered from the OBD (On Board Diagnostics) port, and by utilizing both GPS technology and cellular based service, the LotWatch™ module provides specific, real-time, accurate information about a dealership's fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4's interface anywhere the dealership have internet access.

ServiceWatch™ is a product for the driving consumer that also uses information gathered from the OBD port.  By utilizing both GPS technology and cellular based service, the ServiceWatch™ module provides vehicle specific real-time, accurate information to a dealership's service department to increase sales all while improving their level of service.

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

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Recent Developments

Installations at Dealerships

Subsequent to the execution of the License Agreement with AutoTek, the Company has contacted numerous automobile dealerships relating to agreements for the installation for and the use of the LotWatch and ServiceWatch products. As of the date of this report, the Company has concluded installations at four automobile dealerships in Arizona, California, and Indiana.  In the third quarter of 2014, the Company conducted a beta launch of its LotWatch product.  That launch consisted of beta testing at the dealerships located in Arizona, California and Indiana.  Two of the dealerships were charged "installation fees," and two dealerships were also charged LotWatch access fees to the Company's user interface.  The revenue generated during the third quarter of 2014 was minimal in nature.

In July 2015, the Company began producing revenues from operations through the Company's 6thSense Auto line of products.  The Company has agreements with three automobile dealerships selling the 6thSense Auto products.  Management anticipates that the Company will continue to add dealerships and grow revenues, although there can be no guarantee of the Company's ability to grow its business as anticipated.

Issuance of Unregistered Securities

During the quarter ended September 30, 2015, the Company issued 3,506,922 shares of its Class A common stock in private placement transactions.

Execution of Stock Purchase Agreement for Paragon Fabricators Incorporated and Paragon Field Services, Inc., Future Closing of Transaction

On October 19, 2015, the Company entered into a Stock Purchase Agreement (the "Paragon SPA") with Paragon Fabricators Incorporated and Paragon Field Services, Inc., both Texas corporations (collectively, "Paragon"), and their two shareholders, James Saulsberry and H.M. Nipp Sr. (collectively, the "Paragon Sellers").

Paragon has been serving the petro-chemical industry since 1975, and offers their clients a staff of professional engineers, latest software, designers and fabrication personnel.  The Paragon companies offer a single source engineering, fabrication, planning and scheduling, field installation, start-up and warranty package. Their goal is to engineer and manufacture process equipment using sound engineering and cost saving applications.  Paragon Field Services Inc. is a quick response contractor for projects in the five million dollar range, which caters to clients in the gas processing industry as well as the petro-chemical plants.

Pursuant to the Paragon SPA, the Company Paragon, and the Paragon Sellers agreed on the terms pursuant to which the Company would purchase from the Paragon Sellers all of the outstanding shares of common stock of both Paragon entities (the "Paragon Shares"). The purchase price to be paid by the Company for the Paragon Shares consists of cash, securities, and a promissory note.  The "Securities Consideration" will consist of 500,000 shares of the Company's restricted Class A common stock.  The Company will have the right to redeem the shares after the two year anniversary of the closing of the transaction, at a redemption price of $1 per share, unless the Paragon Sellers have sold their shares in the market.  The "Cash Consideration" to be paid is the aggregate amount of $2,850,000, with $1,425,000 being paid to each Seller.  The "Promissory Note Consideration" will consist of a secured promissory note (the "Paragon Note") in the amount of $2,250,000, secured by a subordinated security interest in the assets of the Paragon entities.  Additionally, the Company agreed to issue 500,000 shares of a to-be-created Series B Preferred Stock, which are redeemable by the Company pursuant to terms to be agreed on by the Company and the Paragon Sellers.  The Paragon  Note will bear interest at 5%, and will be payable in full on the 12-month anniversary of the closing date of the transaction.

Paragon will provide information to the Company, including financial statements, prior to the Closing Date, and the parties will continue to negotiate other agreements, including the consulting agreements, as necessary.  Once the Company has closed the purchase of the Paragon Shares, Alpine 4 will provide additional disclosures relating to Paragon and the Paragon Sellers, including required financial statements, as required by the rules of the Commission.

The foregoing summary of the terms and conditions of the Paragon SPA does not purport to be complete, and is qualified in its entirety by reference to the full text of the Paragon  SPA attached as an exhibit to the Current Report filed by the Company on October 20, 2015.

Agreement to Issue Shares of Restricted Common Stock

As noted above, in connection with the Paragon SPA, the Company agreed to issue an aggregate of 500,000 shares of its restricted Class A common stock to the Paragon Sellers as part of the purchase price paid, as well as 500,000 shares of a to-be-created Series B Preferred Stock.

In the Paragon  SPA, each of the Paragon Sellers made certain representations and warranties to the Company, including that each is an accredited investor, that they were acquiring the shares for their own individual accounts and not in connection with any resale or distribution, that they had reviewed the Company's public filings, and that they understood that the shares are restricted securities.  Upon the Closing of the transaction, the Company's management anticipates that the Company will issue certificates for the Class A common shares and the Series B Preferred Shares which include a restrictive legend.

The shares of Class A common and Series B preferred stock will be issued to the Paragon Sellers without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Amendment to Certificate of Incorporation; Change in Capital Structure

On August 14, 2015, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to change the capital structure of the Company, and recommended the amendment to the shareholders of the Company.  On August 24, 2015, the shareholders approved the filing of a Second Amended and Restated Certificate of Incorporation to change the capital structure of the Company.  On August 26, 2015, the Company filed a Certificate of Amendment (the "Amendment") to the Certificate of Incorporation with the Secretary of State of Delaware to change the capital structure of the Company and to file the Second Amended and Restated Certificate.  The Second Amended and Restated Certificate became effective on the date of filing.

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of common stock: Class A common stock, which will have one vote per share, and Class B common stock, which will have ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock will be identical. The rights of these classes of common stock are discussed in greater detail below.

The Company's authorized capital stock now consists of 605,000,000 shares, each with a par value of $0.0001 per share, of which:

•	500,000,000 shares are designated as Class A common stock. The previously issued shares of common stock were redesignated as Class A common stock.

•	100,000,000 shares are designated as Class B common stock.

•	5,000,000shares are designated as preferred stock.

Employment Agreement – Shannon Rigney

On September 30, 2015, the Company entered into an employment agreement with Shannon Rigney, pursuant to which Ms. Rigney agreed to serve as the VP of acquisitions.  Her duties will include identifying, evaluating, and defining acquisition strategies; implementation of negotiation strategies; negotiate letters of intent and definitive agreements; preparation of reports, demographics, and analyses; monitoring acquisition prospects through negotiation and closing; and other related duties. Pursuant to the agreement, the Company will pay Ms. Rigney an annual salary of $70,000. Additionally, the Company issued 3,500,000 shares of Class A common stock to Ms. Rigney.  She is also entitled to reimbursement for expenses incurred in accordance with the Company's reimbursement policies.  The agreement included non-disclosure provisions relating to the Company's confidential information, as well as a non-compete agreement for a period of 2 years following the termination of her employment.  Pursuant to the agreement, Ms. Rigney is an at-will employee, and either party may terminate the agreement at any time.

Related Party Transaction – Promissory Note

On September 15, 2015, Ms. Rigney loaned $25,000 to the Company pursuant to a convertible promissory note.  The note is due on March 15, 2016, and accrues interest at a rate of 10% for each six-month period.  The note is convertible into shares of the Company's common stock at a price of $0.10 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.  Investors may review the Company's registration statement on Form S-4, as amended, filed with the U.S. Securities and Exchange Commission, which includes risk factors relating to the Company, its business and operations, and ownership of the Company's securities.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015, the Company sold an aggregate of 6,922 shares of its restricted Class A common stock in private offerings.  The Company raised an aggregate of approximately $4,500.  Additionally, the Company issued 3,500,000 shares of its restricted class A common stock in connection with the employment agreement between the Company and Shannon Rigney, discussed in more detail above.

Subsequent to September 30, 2015, the Company issued an additional 257,693 shares of its Class A common stock. An aggregate of 250,000 shares were issued in connection with the continuing negotiation with Clean Choice Solar to the two principals of that company.  An additional 7,693 shares were sold to investors in a private offering in which the Company raised an additional $5,000.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mining Safety Disclosures

Not applicable.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

10.1	Share Purchase Agreement (previously filed with the Commission as an exhibit to the Company's Form 8-K on June 25, 2014, and incorporated herein by reference)

10.2	Kent B. Wilson Employment Contract (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

10.3	Licensing Agreement between the Company and AutoTek Incorporated (previously filed with the Commission as an exhibit to the Company's Form 8-K on August 8, 2014, and incorporated herein by reference)

10.4
PULS™ Master Service Agreement by and between Alpine 4 and CalAmp Wireless Data Systems, Inc., dated as of August 15, 2014. Portions of this exhibit were redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission on January 15, 2015. ( previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q on August 14, 2015, and incorporated herein by reference)

10.5	Clean Choice Solar Membership Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4's Current Report on Form 8-K filed with the Commission on January 30, 2015)

10.6
First Amendment to Licensing Agreement between the Company and AutoTek Incorporated, dated August 4, 2015 ( previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q on August 14, 2015, and incorporated herein by reference)

10.7
Stock Purchase Agreement by and among Alpine 4 Technologies, Inc., and Paragon Fabricators Incorporated and Paragon Field Services, Inc., dated as of October 19, 2015 (incorporated by reference to Exhibit 10.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on October 21, 2015).

10.8	Shannon Rigney Employment Agreement, dated as of September 30, 2015

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: November 20, 2015

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President, and Secretary (Principal Executive Officer, Principal Financial Officer)

28