Form 10-K
period 2015-12-31
Alpine 4 Technologies Ltd.
filed 2016-03-29
CIK 1606698

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  000-55205

Alpine 4 Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4742 N 24th St. Suite 300
Phoenix AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (855) 777-0077

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicated by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer (do not check if a smaller reporting company)	[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $0.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates.

The number of shares of the Registrant's Class A common stock outstanding as of March 25, 2016, was 208,705,690.  The number of shares of the Registrant's Class B common stock outstanding as of March 25, 2016, was 16,000,000.

ALPINE 4 TECHNOLOGIES LTD.
FISCAL YEAR ENDED DECEMBER 31, 2015
ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words "believes," "project," "expects," "anticipates," "estimates," "forecasts," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1.                      BUSINESS.

Our Business

Company Background and History

Alpine 4 Technologies Ltd. ("Alpine 4" or the "Company") was incorporated in Delaware on April 22, 2014, as ALPINE 4 Inc. From inception, the Company was in the developmental stage and conducted only limited business operations, and was formed as a vehicle to pursue a business combination. The Company selected December 31 as its fiscal year end.

On June 30, the Board and shareholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to Alpine 4 Automotive Technologies Ltd.  Subsequently, on June 1, 2015, the Company filed a Certificate of Amendment (the "Amendment") to the Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to Alpine 4 Technologies Ltd.

Business Strategy

Who We Are

Alpine 4 is a publicly held enterprise with four principles at the core of its business: Synergy, Innovation, Drive, and Excellence (S.I.D.E.).  At Alpine 4, we believe synergistic innovation drives excellence. By anchoring these words to our combined experience and capabilities, we are able to aggressively pursue opportunities within and across vertical markets. We deliver solutions that not only drive industry standards, but also increase value for our shareholders.

At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. We strive to develop strategic synergies between our holdings to create value and operational excellence within a unique long-term perspective.

Our Core Business

We are a technology holding company with a heavy concentration in the automotive industry. We provide a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention through 6th Sense Auto. Our flagship program, 6th Sense Auto, uses disruptive technology to improve inventory management, reduce costs, increase sales and enhance service. The 6th Sense Auto program serves a two-fold solution addressing both business to business and business to consumer market needs. The 6th Sense Auto product is discussed in more detail below.

Market Size and Growth

There are approximately 60,000 auto dealerships in the United States. This includes, new car dealerships affiliated with an auto manufacturer and independent used car dealerships ranging from small lots to megadealers such as AutoNation. In 2014, 40.5 million used vehicles were sold representing approximately two and half times the number of new vehicles sold. Total used vehicle sales by new car dealers increased 8 percent in 2014 to 15 million units, the highest level since 2005. Having almost 55.5 million vehicles sold each year, our 6th Sense Auto program has a $12 billion dollar market opportunity.

Diversification

In addition to our push for marketplace adoption of our 6th Sense Auto product, we have also been actively pursuing diversification through planned acquisitions of other businesses.   It is our goal to help drive Alpine 4 into a leading multi-faceted holding company with diverse products and services that not only benefit from one another as whole but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership, while working synergistically with other Alpine 4 holdings.   Alpine 4 has been set up with a holding company model, with Presidents who will run each business, and Managers with specific industry related experience who, along with Kent Wilson, the CEO of Alpine 4, will help guide our portfolio of companies as needed.  Alpine 4 will work with our Presidents and Managers to ensure that our motto of S.I.D.E (Synergistic, Innovation, Drives, Excellence) is utilized.  Further, we plan to work with our subsidiaries and capital partners to provide the proper capital allocation and, to work to make sure each business is executing at high levels.

For the greater part of 2016, Alpine 4's primary interests will lie in the following: automotive and green energy technologies, logistics, companies that provide energy infrastructure manufacturing or those companies that support these industries.  At the core of our acquisition strategy is our focus on existing smaller middle market operating companies with revenues of $5 to $50 million.  In this target-rich environment, we believe that businesses generally sell at more reasonable multiples, present greater opportunities for operational and strategic improvements and have greater potential for growth.

Developed Products

Alpine 4 has a portfolio of consumer and professional software applications called 6thSenseAuto, which consists primarily of the Company's two products previously branded as LotWatch™ and ServiceWatch™, which together are now presented as 6th Sense Auto.

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

-	Keeping the dealership informed of customer and employee driving habits when a new vehicle leaves the lot.

-	Recording events specific to each of the dealership's vehicles. Dealership management will know when and how many times any new vehicle on its lot has been driven!

-	Generating customized reports on a pre-determined basis. Dealership management can determine the scope and frequency of reports generated by the system.

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

As of the date of this Report, Alpine 4 had concluded installations at four automobile dealerships in Arizona, California, and Indiana for the 6th Sense Auto Product. Ending in the 1st quarter 2016 , Alpine 4 finished a beta launch of its 6th Sense Auto product.  That launch consisted of beta testing at the dealerships located in Arizona, California and Indiana.

Alpine 4 personnel provide training in the installation of the devices, creation of the customized user interface, and use of the inventory management system.  Additionally, personnel introduce and explain the details of the products to a dealership's sales staff, train the finance managers on the benefits of 6th Sense Auto and the registration process, and provide other training and support as agreed upon with the dealership.

Alpine 4 has an agreement with one principal manufacturer and supplier of the devices, CalAmp (discussed below).

Alpine 4 has an agreement with one principal manufacturer and supplier of the devices.

CalAmp Wireless Data Systems, Inc.

Additionally, in August 2014, Alpine 4 entered into a CalAmp Connect – PULSTM Master Service Agreement (the "CalAmp Agreement") with CalAmp Wireless Data Systems, Inc. ("CalAmp"), pursuant to which Alpine 4 is entitled to access the CalAmp Connect Device Enablement Platform, and the Programming Update Logistics System (PULS) Application Services platform and use CalAmp's services related to the devices.  CalAmp sells hardware devices (the "CalAmp Devices") that collect and report real-time information about vehicles through the CalAmp platform of application services (the "CalAmp Application Services").  Pursuant to the CalAmp Agreement, CalAmp granted to Alpine 4 a license to use CalAmp's Application Services with CalAmp device(s) and ancillary accessories that directly interface with CalAmp's software application(s), including but not limited to PULS and the device enablement platform.  CalAmp's Application Services include fleet management and tracking, features which, when incorporated with Alpine 4's proprietary software solutions, provide automobile dealerships with real-time information about vehicle inventory.  Pursuant to the CalAmp Agreement, Alpine 4 agreed to pay monthly fees for each installed device.  The fees include access to a set amount of pooled data per device, transmitted over CalAmp's contract network.  The initial term of the CalAmp Agreement was for one year from the effective date (August 15, 2014), with automatic month-to-month renewals following the initial term. Alpine 4 has purchased devices from CalAmp, pursuant to purchase orders rather than a separate manufacturing agreement.

The agreement with CalAmp was previously filed as an exhibit to the Company's Registration Statement/Proxy Statement on Form S-4.

Business Seasonality and Product Introductions

Following the acquisition of the AutoTek source code assets, the Company expects to experience higher net sales in its first and third quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand and the automotive industry model year end that typically concludes in the third quarter of each year. Additionally, new automotive models introductions can significantly impact our products ability to communicate properly and therefore product costs and operating expenses may rise. Product introductions can also impact the Company's net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and dealerships anticipate a vehicle introduction.

Recent Developments

AutoTek Special Meeting, Results

On December 21, 2015, the Alpine 4 announced the positive results of a special meeting of the shareholders of AutoTek Incorporated ("AutoTek"), who voted to approve a transaction whereby Alpine 4 would purchase a source code asset (the "Source Code") from AutoTek.  Prior to the shareholder meeting, the Company has been using the Source Code pursuant to a License Agreement with AutoTek.

The special meeting was held on December 21, 2015.  At the special meeting, sufficient shares were represented in person or by proxy to constitute a quorum of the AutoTek shares, and the holders of a majority of the total outstanding shares of AutoTek common stock voted in favor of the entry into the Asset Purchase Agreement by AutoTek and the sale of the Source Code asset to the Company (the "Asset Purchase Transaction").  The Company and AutoTek worked together to close the Asset Purchase Transaction on February 4, 2016, in conjunction with the closing of the Share Exchange.

Share Exchange; Issuance of Shares

In light of the approval by the stockholders of AutoTek of the Asset Purchase Transaction, the Share Exchange Offer commenced on December 21, 2015, and was open for a period (the "Exchange Period") of forty-five (45) calendar days, or through Thursday, February 4, 2016.  AutoTek stockholders could tender shares of AutoTek stock for participation in the Share Exchange during the Exchange Period.  Any AutoTek stockholder who tendered AutoTek shares in the Share Exchange had the right to withdraw any such shares tendered at any time until the closing of the Exchange Period.  The Company agreed to use its best efforts to issue the shares of Alpine 4 Class A common stock within fifteen (15) Business Days following the Close of the Exchange Period.  The Company and AutoTek agreed that upon the expiration of the Exchange Period, the Share Exchange offer would be terminated, and any AutoTek shareholders who had not tendered their shares of AutoTek's common stock would not be able to participate in the Share Exchange.  Additionally, any AutoTek stockholders who to elected to not participate in the Share Exchange would remain stockholders of AutoTek

The Share Exchange closed on February 4, 2016.  As of the closing of the Exchange Period, AutoTek shareholders had tendered an aggregate of 25,000,000 shares of AutoTek common stock (representing 100% of the outstanding shares of AutoTek), and Alpine 4 issued 150,000,000 shares of Class A Common Stock to the former AutoTek shareholders pursuant to the Registration Statement on Form S-4 filed by Alpine 4 with the U.S. Securities and Exchange Commission.

Acquisition of Quality Circuit Assembly

On March 15, 2016, Alpine 4 entered into a Stock Purchase Agreement (the "QCA SPA") with Quality Circuit Assembly, Inc., a California company ("QCA") and its two shareholders, Jeffrey Moss and Dwight Hargreaves (collectively, the "QCA Sellers").

Since 1988, QCA has been providing electronic contract manufacturing solutions delivered to its customers via strategic business partnerships. This relationship is core to the outsourcing process, and once established, drives efficiency, cost savings and continuous process improvement. Their abilities encompass a wide variety of skills, beginning with your prototypes and culminating in the ongoing manufacturing of a complete product or assembly. Turnkey solutions are tailored around each customer's specific requirements.

Pursuant to the QCA SPA, Alpine 4, QCA, and the QCA Sellers agreed on the terms pursuant to which Alpine 4 would purchase from the QCA Sellers all of the outstanding shares of common stock of both Quality Circuit Assembly entities (the "Quality Circuit Assembly Shares"). The purchase price to be paid by Alpine 4 for the Interests consists of cash, and a convertible promissory note.   The "Cash Consideration" to be paid is the aggregate amount of $3,000,000, with $1,650,000 being paid to Mr. Moss, and $1,350,000 being paid to Mr. Hargreaves.  The "Promissory Note Consideration" will consist of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000, secured by a subordinated security interest in the assets of the Quality Circuit Assembly entities.  Additionally, the Sellers will have the opportunity to convert the Quality Circuit Assembly Note into shares of Alpine 4's Class A common stock at a conversion price of $1 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5%, and will be payable in full on the 36-month anniversary of the closing date of the transaction.

Alpine 4 has also agreed to hire Terry Protto as the QCA Division President:  Mr. Protto is a senior executive and entrepreneur with more than thirty years of senior executive management experience in several industries. Mr. Protto is a university graduate in business and law.  He is a former field grade US Army officer, and received an ROTC scholarship.  He has worked as an entrepreneur and as a small business owner.  He is a Strategic planner and a highly effective tactician.  His special interest and skills include being a business owner in the People's Republic of China, Taiwan and Hong Kong. He speaks functional Mandarin, Spanish and Italian.

In the QCA SPA, Mr. Moss and Mr. Hargreaves acknowledged and agreed that their entry into consulting agreements with Alpine 4 was an integral part of the transaction contemplated by the QCA SPA. As such, Mr. Moss and Mr. Hargreaves agreed to enter into consulting agreements with Alpine 4 and QCA, and continue to work with QCA for a period of time agreed upon by Alpine 4 and Mr. Moss and Mr. Hargreaves.  The QCA Sellers, QCA, and Alpine 4 anticipate that they will complete the negotiation of the terms of the consulting agreements before the Closing Date.

Also pursuant to the QCA SPA, Alpine 4, QCA, and the QCA Sellers all acknowledged and agreed that between the execution of the Agreement and the date of the closing of the purchase of the Interests (the "Closing Date"), the QCA Sellers and QCA would continue to provide information to Alpine 4. Additionally, Alpine 4, QCA, and the QCA Sellers acknowledged and agreed that Alpine 4 has the right to terminate the Agreement in the event that information provided by the QCA Sellers or QCA to Alpine 4 differs materially from that information provided prior to the execution of the QCA SPA.

The QCA SPA includes certain conditions to the closing of the transaction, including certain working capital requirements, limits on accounts payable, requirements for accounts receivable, and payment of taxes.  The QCA SPA also includes certain post-closing covenants relating to the transition period, confidentiality, and the entry into the consulting agreement by Mr. Moss and Mr. Hargreaves

QCA will provide information to Alpine 4, including financial statements, prior to the Closing Date, and the parties will continue to negotiate other agreements, including the consulting agreements, as necessary.  Once Alpine 4 has closed the purchase of the QCA Shares, Alpine 4 will provide additional disclosures relating to QCA and the QCA Sellers, including required financial statements, as required by the rules of the Commission.

Change in Capital Structure

Pursuant to the Second Amended and Restated Certificate of Incorporation, Alpine 4 is authorized to issue two classes of common stock: Class A common stock, which will have one vote per share, and Class B common stock, which will have ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock will be identical. The rights of these classes of common stock are discussed in greater detail below.

Alpine 4's authorized capital stock consists of 605,000,000 shares, each with a par value of $0.0001 per share, of which:

•	500,000,000 shares are designated as Class A common stock. The previously issued shares of common stock are redesignated as Class A common stock

•	100,000,000 shares are designated as Class B common stock.

•	5,000,000 shares are designated as preferred stock.

Common Stock

Voting Rights

Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Holders of shares of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. We have not provided for cumulative voting for the election of directors in our certificate of incorporation.

Dividends

Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock shall be entitled to share equally in any dividends that our board of directors may determine to issue from time to time. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock shall receive Class A common stock, or rights to acquire Class A common stock, as the case may be, and the holders of Class B common stock shall receive Class B common stock, or rights to acquire Class B common stock, as the case may be.

Liquidation Rights

Upon our liquidation, dissolution or winding-up, the holders of Class A common stock and Class B common stock shall be entitled to share equally all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock.

Conversion

Our Class A common stock is not convertible into any other shares of our capital stock.

Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock shall convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain transfers described in our certificate of incorporation.

Once transferred and converted into Class A common stock, the Class B common stock shall not be reissued. No class of common stock may be subdivided or combined unless the other class of common stock concurrently is subdivided or combined in the same proportion and in the same manner.

The foregoing description of the Second Amended and Restated Certificate of Incorporation is qualified in its entirety by reference to the text of the Amendment attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 27, 2015, and incorporated therein by reference.

Employees

As of the date of this Report, we had 6 full-time and 2 part-time employees. We believe our relationships with our employees is good. Other than as disclosed in this Report, we have no employment agreements with our employees.

ITEM 1A.                      RISK FACTORS

Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS ASSOCIATED WITH ALPINE 4:

Alpine 4 is an "emerging growth company," and the reduced disclosure requirements applicable to "emerging growth companies" could make our common stock less attractive to investors.

Alpine 4 is an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company's first filed registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

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

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company's first filed registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a 'large accelerated filer' as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Alpine 4 has incurred net losses of $14,009,214 since inception through December 31, 2015.   Because we have yet to attain profitable operations, in their report on our financial statements for the period ended December 31, 2015, , our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern.  We will continue to experience net operating losses in the foreseeable future.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

Management of Alpine 4 cannot guarantee that Alpine 4 will continue to generate revenues which could result in a total loss of the value of your investment if it is unsuccessful in its business plans.

Alpine 4 has generated only limited revenues during its history.  Additionally, there can be no assurance that Alpine 4 will be able to continue to generate revenues or that revenues will be sufficient to maintain its business.  As a result, investors or shareholders could lose all of their investment if Alpine 4 is not successful in its proposed business plans.

Alpine 4's needs could exceed the amount of time or level of experience its officers and directors may have.  Alpine 4 will be dependent on key executives, and the loss of the services of the current officers and directors could severely impact Alpine 4's business operations.

Alpine 4's business plan does not provide for the hiring of any additional employees other than outlined in its plan of operations until sales will support the expense.  Until that time, the responsibility of developing Alpine 4's business and fulfilling the reporting requirements of a public company will fall upon the officers and the directors.  In the event they are unable to fulfill any aspect of their duties to Alpine 4, it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

Additionally, the management of future growth will require, among other things, continued development of Alpine 4's financial and management controls and management information systems, stringent control of costs, increased marketing activities, and the ability to attract and retain qualified management, research, and marketing personnel.  The loss of key executives or the failure to hire qualified replacement personnel would compromise Alpine 4's ability to generate revenues or otherwise have a material adverse effect on Alpine 4.  There can be no assurance that Alpine 4 will be able to successfully attract and retain skilled and experienced personnel.

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

As we review our internal controls and procedures, we may determine that they are ineffective or have material weaknesses, which could impact the market's acceptance of our filings and financial statements.

In connection with the preparation of this Annual Report, we conducted a review of our internal control over financial reporting for the purpose of providing the management report required by these rules. During the course of our review and testing, we have identified deficiencies and have been unable to remediate them before we were required to provide the required reports. Furthermore, because we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Even if we are able to remediate the material weaknesses, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file in a timely manner accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended.  Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the market or trading facility where our shares may trade, or other adverse consequences that would materially harm our business.

Because Alpine 4 has shown a net loss since inception, ownership of Alpine 4 shares is highly risky and could result in a complete loss of the value of your investment if Alpine 4 is unsuccessful in its business plans.

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

Growth and development of operations will depend on the acceptance of Alpine 4's proposed businesses.  If Alpine 4's products are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate future revenues, which would result in a failure of the business and a loss of the value of your investment.

The acceptance of Alpine 4's automotive products, and specifically the LotWatch and ServiceWatch products to be purchased from AutoTek, is critically important to our success. Alpine 4 cannot be certain that the services that it will be offering will be appealing and as a result there may not be any demand for these products and its sales could be limited and it may never realize any revenues. In addition, there are no assurances that if we alter or change the products we offers in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products Alpine 4 plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment.

Demand for products which we intend to sell depends on many factors, including:

•	the number of customers Alpine 4 is able to attract and retain over time;

•	the economy, and in periods of rapidly declining economic conditions, customers may defer purchases of new vehicles, which will impact the sales and deployment of products such as ours;

•	the competitive environment in the automotive aftermarket product market may force us to reduce prices below our desired pricing level or increase promotional spending; and

•	the ability to anticipate changes in consumer preferences and to meet customers' needs in a timely cost effective manner.

For the long term, demand for the products we plan to offer may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment.

•
delivery of its information globally, geopolitical changes, changes in liquor regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability.

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition.  Holders of Alpine 4 Common Stock could lose their entire investment as a result.

Alpine 4 has limited management resources, and will be dependent on key executives.  The loss of the services of the current officers and directors could severely impact Alpine 4's business operations and future development, which could result in a loss of revenues and adversely impact the ability to ever sell any Exchange Shares received through participation in the Share Exchange.

Alpine 4 is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, Chief Financial Officer, and Secretary, and Charles Winters, our Chairman of the Board of Directors.  Mr. Wilson intend to serve full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson.  If he chooses not to serve as an officer or if he is unable to perform his duties, this could have an adverse effect on Company business operations, financial condition and operating results if we are unable to replace Mr. Wilson or Mr. Winters with other individuals qualified to develop and market our business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.

Competition that Alpine 4 faces is varied and strong.

Alpine 4's products and industry as a whole are subject to extreme competition.  There is no guarantee that we can sustain our market position or expand our business.  We anticipate that the intensity of competition in the future will increase.

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

Additionally, our third party providers themselves are subject to the intensely competitive market.  We rely on such providers for underlying services and products that enable and/or facilitate the creation of our products.  Competition may affect our suppliers' ability to innovate and to continue existing product and service offerings, which could result in the loss of the value of your entire investment in AutoTek if you participate in the Share Exchange.

Our success in business and operations will depend on general economic conditions.

The success of Alpine 4 depends, to a large extent, on certain economic factors that are beyond its control.  Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond Alpine 4's control may have an adverse effect on Alpine 4's ability to sell its products and to collect sums due and owing to it.

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

Successful implementation of our business strategy depends on factors specific to the automotive and specifically the dealership repair service industries, and the state of the financial industry and numerous other factors that may be beyond our control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

☐	The competitive environment in the automotive repair service industry that may force us to reduce prices below the optimal pricing level or increase promotional spending;

☐	Our ability to anticipate changes in consumer preferences and to meet customers' needs for our products in a timely cost effective manner; and

☐	Our ability to establish, maintain and eventually grow market share in a competitive environment.

Alpine 4 management anticipates that the Company will depend on a limited number of suppliers, and any issues with cost and availability of raw materials could have a material adverse impact on the Company

In the construction of the devices necessary to install the 6th Sense Auto products, Alpine 4 has initially relied and intends to continue to rely upon a limited number of suppliers for raw materials used to make and package Alpine 4's devices.  Alpine 4's success will depend in part upon our ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets our requirements.  The price and availability of these materials are subject to market conditions.  Increases in the price of our products due to the increase in the cost of raw materials could have a negative effect on our business.

While Alpine 4 management believes that its relations with its suppliers are good, there can be no assurance that these suppliers will be able or willing to supply Alpine 4 with materials at the current pricing levels, or at all, or that we will be successful in engaging alternative suppliers on commercially reasonable terms which meet the quality or pricing levels currently experienced by Alpine 4.  As a result, should Alpine 4's costs increase and if those increases are unable to be passed on to its customers, our business, financial condition, and results of operations and cash flows may be materially adversely impacted, which could result in the loss of your entire investment.

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

Our ability to execute our business plan also depends on other factors, including:

☐	there is no guarantee that we will enter into definitive agreements with distributors and on acceptable terms;

☐	hiring and training qualified personnel in local markets;

☐	managing marketing and development costs at affordable levels;

☐	cost and availability of labor;

☐	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and

☐	securing required governmental approvals in a timely manner when necessary.

Risks Related to Our Common Stock

Alpine 4 stockholders, and others who choose to purchase shares of Alpine 4 common stock if and when offered, may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.  Current Alpine 4 stockholders and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having our shares available for trading on the OTC Markets, investors should consider any secondary market for our securities to be a limited one.

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a publicly reporting company that is providing current public information meeting the requirements of Rule 144, including affiliates, must hold their shares for a period of at least six months.  Because Alpine 4 was previously a "shell company" as defined in the rules of the SEC, Rule 144 is unavailable until one year from the date on which Alpine 4 filed "Form 10 information" with the SEC, which is contained in the Company's Registration Statement on Form S-4 filed with the SEC on November 4, 2014.  Additionally, affiliates of Alpine 4 may not sell more than one percent of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144 once a market has developed for our common stock, the then-prevailing market prices for our common stock may be reduced.

We may, in the future, issue additional securities, which would reduce our stockholders' percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended to date, authorizes us to issue 500,000,000 shares of  Class A common stock, and 100,000,000 shares of Class B common stock. As of the date of this Annual Report, we had 208,705,690 shares of Class A common stock outstanding, and 16,000,000 shares of Class B common stock outstanding. Accordingly, we may issue up to an additional 291,294,310 shares of Class A common stock, and an additional 84,000,000 shares of Class B common stock.  The future issuance of additional shares of Class A common stock may result in additional dilution in the percentage of our Class A common stock held by our then existing stockholders. We may value any  Class A common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our Class A common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will become a "penny stock", and we will become subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule". This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Alpine 4's executive officers do not have experience being officers of a public company.   It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board or the OTC Markets, another over-the-counter quotation system, or in the "pink sheets." In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Alpine 4 may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock.

Alpine 4's Board of Directors may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Common Stock.  Any such provision may be deemed to have a potential anti-takeover effect, and the issuance of Preferred Stock in accordance with such provision may delay or prevent a change of control of Alpine 4.  The Board of Directors also may declare a dividend on any outstanding shares of Preferred Stock.  All outstanding shares of Preferred Stock are fully paid and non-assessable.

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

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.  If Alpine 4 does not pay dividends, Alpine 4's common stock may be less valuable because a return on an investor's investment will only occur if Alpine 4's stock price appreciates.

Although we expect to apply for quotation on the OTC Markets, we may not be approved, and even if approved, we may not be approved for trading on the OTC Markets; therefore purchasers of shares of our Class A common stock may not have a market to sell their Alpine 4 shares, either in the near term or in the long term, or both.

As of the date of this Report, there was no public market for our Class A Common Stock or Class B Common Stock. The Company is working with a market maker to apply to have the Class A common shares quoted on the OTC Markets. The OTC Markets are a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTC Markets are not an issuer listing service, market or exchange. To be eligible for quotation on the OTC QB or QX Markets, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. If our application is rejected, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated. As of the date of this filing, there have been no discussions or understandings between Alpine 4 and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our Class A common stock, it will be difficult for you to sell any Alpine 4 Class A common shares. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our Class A common stock quoted on a public trading market, your Class A common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.                      PROPERTIES.

We do not own any real property used in the operation of our current business. We maintain our corporate office in rented offices at 4742 N. 24th Street, Suite 300, Phoenix, AZ 85016. The monthly rent obligation is approximately $1,700 per month.

ITEM 3.                      LEGAL PROCEEDINGS.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES AND DIVIDEND DATA

Stock Prices

As of the date of this Report, there was no established public trading market for Alpine 4's common stock, and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale.  Alpine 4 plans to work with a market maker and other professionals with a view to having Alpine 4's common stock accepted for trading on the OTC Markets or the OTC Bulletin Board following the closing of the Asset Purchase Transaction and the Share Exchange.

Shareholders

As of the date of this Report, Alpine 4 had 397 shareholders of record.

Dividends

Alpine 4 has not declared any cash dividends on its common stock since inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on Alpine 4's earnings and financial position and such other facts, as the Board of Directors deems relevant.

Director Independence

Alpine 4 is not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Private Offerings of Shares

Since inception, the Company has also issued an aggregate of 452,506 shares in connection with private offerings to accredited investors.  Each investor signed a subscription agreement and indicated his or her status as an accredited investor, and made other representations, including that he or she was purchasing with investment intent, for his or her own account and not with an intent to distribute the shares, and that he or she had received sufficient information about the Company to make an informed decision about investing in the Company.

During the quarter ended December 31, 2015, the Company sold an aggregate of 85,958 shares of the Company's Class A common stock in privately negotiated transactions and private offerings to accredited investors. Each investor signed a subscription agreement and indicated his or her status as an accredited investor, and made other representations, including that he or she was purchasing with investment intent, for his or her own account and not with an intent to distribute the shares, and that he or she had received sufficient information about the Company to make an informed decision about investing in the Company.  The Company raised approximately $57.000 from the sales of the shares.

The shares of common were issued to these individuals without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder. None of the transactions involved a public offering.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Companies.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview and Highlights

Company Background

ALPINE 4 Inc. was incorporated in the State of Delaware on April 22, 2014.  The Company was a start-up  company and conducted virtually no business operations.  On August 5, 2014, the Company entered into a Licensing Agreement (the "License Agreement") with AutoTek Incorporated ("AutoTek").  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sublicensable) worldwide perpetual license of the source code that could be developed into the LotWatch and ServiceWatch Products, to make, use, iport, lease, and sell products incorporating the LotWatch and ServiceWatch products (the "Licensed Products").  The Company was required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The term of the License Agreement (as amended) ran from its execution through the earlier of (A) the execution and closing of the definitive purchase agreement by the parties and providing for the acquisition of AutoTek's assets and intellectual property rights relating to the source code, or (B) the second annual anniversary of the effective date.

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

The Company filed a registration statement/proxy statement on Form S-4 (the "Registration Statement") with the SEC on November 4, 2014.  The Registration Statement provided information about the Company and the asset purchase transaction to the shareholders of AutoTek, and provided that a special meeting of the AutoTek shareholders would be held where they could vote on the asset purchase transaction.  The registration statement/proxy statement was declared effective on December 7, 2015.  Following the effectiveness of the Registration Statement, AutoTek held its Special Meeting on December 21, 2015, where the AutoTek shareholders approved the asset purchase transaction, and the Company and AutoTek closed the transaction shortly thereafter.

As noted, the Company offered to issue shares of the Company's common stock to the AutoTek shareholders who elected to exchange their AutoTek shares.  The AutoTek shareholders were not required to exchange their shares, and any AutoTek shareholders who elected to not participate in the share exchange would remain AutoTek shareholders.  The AutoTek shareholders who elected to exchange their shares received six (6) shares of the Company's Class A common stock for each one share of AutoTek stock tendered for exchange.  The Share Exchange closed on February 4, 2016, by which date the AutoTek shareholders tendered an aggregate of 25,000,000 shares of AutoTek common stock, in exchange for which the Company issued an aggregate of 150,000,000 shares of the Company's Class A common stock.

Following the closing of the asset purchase transaction, the Company is continuing to use the source code acquired from AutoTek, as well as seeking to acquire other potential businesses, and deploy those assets to the Company's customer base which consists of automotive dealerships in the United States.  As of the date of this Report, the Company 4 has used AutoTek's source code (pursuant to the License Agreement) to design, develop and market telematics devices and software for the Automotive Industry.  The Company has begun to deploy a portfolio of consumer and professional software applications, called 6thSense Auto (discussed in more detail below), which combined the Company's two prior products that were based on the source code acquired from AutoTek, LotWatch and ServiceWatch, to the Company's customer base.  Further, management anticipates that these products will be sold in the United States from new car automotive dealership stores.

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

Developed Products

6th Sense Auto ("6SA") can provide automobile dealerships with industry-leading sales team management information.  Utilizing our proprietary business intelligence platform, 6SA can help dealership sales departments; track customers from the time they enter a dealer's lot; let sales managers know in real-time when a salesperson is with a customer, on a test drive; or permit dealers and managers to review vehicles in inventory.  The 6SA system delivers a wide range of operational efficiencies, which the Company believes will maximize everything dealership sales managers need to know into one unique dashboard.

•
Sales Personnel Management System:  6SA comes with a revolutionary Sales Personnel App for IOS, Windows and Android, which gives a dealership's sales team the ability to search for any car in inventory, know exactly where it is at, and check to see if the battery is charged and if it has fuel.  This revolutionary app also allows dealership sales teams to intake information about the "deal" such as customer profile info, driver's license information, and all needed vehicle trade information (including pictures), and then simultaneously push that information to the sales department, used car manager, or whoever the dealership or management designates.

•
Sales KPI Management Dashboards:  Anyone in management knows the challenges of managing multitudes of individuals.  The 6SA Sales Management Dashboard is essentially an enhanced virtual deal board.  It permits dealership management to get the latest up-to-date information on the sales team, how many customers are on the dealer's lot, how many test drives have occurred or are occurring, how many deals have been submitted, and much more.

•
Remote Management:  This component allows dealership personnel to manage the team and inventory from their smartphones, computers, or tablets. The 6SA app and web based UI lets the management team manage from anywhere, on or off of the lot.

Inventory Management and Vehicle Location:  The 6SA Inventory Management System easily allows dealership personnel to locate vehicles in inventory so their sales team can easily guide a customer to the exact car they are looking for, which allows them to:

•	Locate the exact vehicle(s) they are looking for and not have to search the lot;

•	See if the vehicle has fuel and the battery is charged (Dead batteries kill deals!); and

•	Respond to customer's inquiries more quickly and as a result drive sales.

Customer Retention & Fix Ops Management:  The 6SA Customer Retention Platform (CRP) provides vehicle-specific, real-time, accurate information to a dealership's service department.   According to data provided by the National Automobile Dealers Association, it is estimated that at least 30% percent of a new car dealership's profit comes from its service department, and as such, new car dealerships spend roughly $34 per month retaining a new customer!

6th Sense Auto Customer Retention Platform reduces that monthly expense by passing that expense to the consumer.

The CRP lets the service department know in real-time the status of a customer's vehicle.  The system can track information with respect to any Diagnostic Trouble (DTC) codes or check engine lights, actual mileage of the vehicle, and if there are any recommended services that are needed at the time, and also communicates that information to the consumer via email, text, or phone.

Management believes that this will increases a dealership's profitability by:

•	Increasing quantity of Repair Orders;.

•	Bringing the customer back to the dealership more often;

•	Connecting the Customer and the Service Advisor in real-time every time their vehicle needs service or when a notification alert is sent.

Customer Vehicle Knowledge & Location System:  The 6SA Vehicle Knowledge & Location System is a consumer product that gives automobile owners real-time information about their car such as:

•	Vehicle Location;

•	DTC & Check Engine Lights;

•	Service Alerts;

•	Battery & Fuel Information Alerts;

•	If their car is being towed;

•	Exiting or Entering a Geo Fence; and

•	Speed History.

As of the date of this Report, Alpine 4 had concluded installations at four automobile dealerships in Arizona, California, and Indiana for the 6SA system.

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

Business Seasonality and Product Introductions

Following the acquisition of the AutoTek assets, the Company expects to experience higher net sales in its first and third quarters compared to other quarters in its fiscal year, due in part to seasonal holiday demand and the automotive industry model year end that typically concludes in the third quarter of each year.  Additionally, new automotive models introductions can significantly impact our products ability to communicate properly and therefore product costs and operating expenses may rise. Product introductions can also impact the Company's net sales to its indirect distribution channels as these channels are filled with new product inventory following a product introduction, and often, channel inventory of a particular product declines as the next related major product launch approaches. Net sales can also be affected when consumers and dealerships anticipate a vehicle introduction.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $14,009,214 as of December 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations
Revenue
Our revenues from inception to December 31, 2014 and for the year ended December 31, 2015, were $0 and $21,840, respectively.  We began selling our products and services during the second half of 2015, and expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second quarter of 2015.
Cost of Revenue
Our cost of revenues from inception to December 31, 2014 and for the year ended December 31, 2015 were $0 and $1,170, respectively.  We expect our cost of revenue to increase over the next 12 months as our revenue increases.
General and administrative expenses
Our general and administrative expenses from inception to December 31, 2014 and for the year ended December 31, 2015, were $605,234 and $13,293,644, respectively. From inception to December 31, 2014 and for the year ended December 31, 2015, $275,220 and $12,671,750 of our general and administrative expenses were non-cash expenses related to the issuance of our common stock for services.  The significant increase in general and administrative expenses is due to the issuance of common stock for services and the expansion of our business in 2015.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As we increase our advertising and brand and product/service awareness campaigns and as we hire additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contribution from stockholders and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the third and fourth quarters of 2015.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships each month, which began in the second quarter and continues through the end of 2015.

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

Contractual Obligations
Our significant contractual obligations as of December 31, 2015 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable, related parties	$111,635	$-	$-	$-	$111,635
Convertible notes payable	330,850	-	-	-	330,850
Interest on notes	25,158	-	-	-	25,158
Total	$467,643	$-	$-	$-	$467,643

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2, "Summary of Significant Accounting Policies" of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

ServiceWatch™ is a product for the driving consumer that also uses information gathered from the OBD port.  By utilizing both GPS technology and cellular based service, the ServiceWatch™ module provides vehicle-specific, real-time, detailed information to a dealership's service department to increase service-related sales all while improving their level of service.

When the Company enters into an agreement with a car dealership to utilize its LotWatch™ service, a telematics device must be installed in each vehicle.  The Company will generally charge the car dealership a flat fee to install its telematics device in each vehicle.  The Company recognizes revenue when all the devices have been installed.  At the end of each month, the Company will charge the dealership a fee based on the average number of cars on the dealers lot during the month and revenue is recognized at that time (end of the month).

The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  When a vehicle is sold to the driving consumer who purchases the ServiceWatch™ service, the cost of the service is added to the price of the car and the amount collected by the dealership for this service is remitted to the Company.  At the time of the vehicle is purchased, the Company recognizes revenue for the retail value of the telematics device that has been installed in the vehicle and the remaining amount is recognized over the service period of generally 24 to 36 months.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the inventory at December 31, 2015, is finished goods.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Anton & Chia, LLP

On December 10, 2015, the Board of Directors of Alpine 4 terminated the engagement of Anton & Chia, LLP ("Anton"), as the Company's independent certifying accountant.  Other than an explanatory paragraph included in Anton's audit report for the Registrant's fiscal year ended December 31, 2014, relating to the uncertainty of the Registrant's ability to continue as a going concern, the audit report for fiscal year ended December 31, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. As described below, the change in independent public accounting firms is not the result of any disagreement with Anton.

Anton was appointed by the Board of Directors to be the auditor from inception of the Company, and provided an initial audit report dated May 7, 2014.  There were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Anton, would have caused Anton to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Appointment of Malone Bailey LLP

On December 10, 2015, the Company's Board of Directors approved the engagement of Malone Bailey LLP, of Houston, Texas ("Malone Bailey"), as the Company's independent registered public accounting firm.

The Company has not consulted with Malone Bailey during its two most recent fiscal years or during any subsequent interim period prior to its appointment as the Company's independent registered public accounting firm with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's financial statements, or any other matters or reportable events as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company disclosed the change in auditors in a Current Report on Form 8-K filed with the SEC on December 16, 2015.

ITEM 9A.                          CONTROLS AND PROCEDURES

1.            Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective..

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

3.            Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

-	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on  the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2015, due to the following material weaknesses:
•	Inadequate segregation of duties;

•	Inadequate control activities and monitoring processes; and

•	Failure in the process for identification and disclosure of related party transactions.

Management plans to review these material weaknesses as well as alternatives to remediate the controls and procedures to resolve or remove these weaknesses.  Management believes that it will be able to begin to remediate these weaknesses during the second quarter of 2016, although the remediation efforts will be subject to the Company's operations, and there can be no guarantee that the Company will be able to remediate these weaknesses on the planned time schedule.
4.            Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2015.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:
Name	Age	Officer/Position	Board Member/Position
Kent B. Wilson	43	President, Chief Executive Officer, Chief Financial Officer	Director
Charles Winters	39	-	Chairman of the Board
Scott Edwards	61	-	Director
Ian Kantrowitz	35	-	Director

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

On August 21, 2014, Mr. Wilson formed a corporation, WBK 1 Inc., a Delaware corporation.  On September 17, 2014, WBK 1 Inc. filed a Form 10 with the U.S. Securities and Exchange Commission.  WBK 1 Inc. is a "shell company" as defined in the rules of the SEC.  Mr. Wilson was the Chief Executive Officer, Secretary, Treasurer and Director of WBK 1 Inc. from its inception through December 28, 2014, when he sold all of his ownership in WBK 1 to an unrelated third party.  WBK 1 disclosed the change in ownership in a Current Report filed with the Commission on December 29, 2014.  There is no relationship between Alpine 4, AutoTek, and WBK 1 Inc.

Biographical Information for Charles Winters

Mr. Winters is an automotive executive with over 10 years of automotive dealership experience.  He is also a principal in several automotive dealerships and repair shops throughout the southwest.  Mr. Winters holds a Bachelor's Degree in Economics from Auburn University.

Biographical Information for Scott Edwards

Mr. Edwards is automotive sales and marketing executive with over 19 years of experience in the automotive industry.  He currently represents a large national automotive franchise distributorship and has extensive knowledge of the inner workings of the retail and wholesale automotive market.

Biographical Information for Ian Kantrowitz

As Director of Investor Relations, Mr. Kantrowitz is accountable for creating and presenting a consistently applied investment message to our shareholders and the investment community on behalf of Alpine 4. Furthermore, he is responsible for monitoring and presenting management with the opinions of the investment community regarding the company's performance.

Prior to joining the Alpine 4 team, Mr. Kantrowitz was a project manager for two major homebuilders in Phoenix, AZ, Continental Homes and Engle Homes.  Mr. Kantrowitz has also been actively involved in the automotive industry where his in-depth knowledge of the auto industry lends a valuable perspective to our in house product, 6thsenseauto. Additionally, he was a top performing banker for Wells Fargo Bank, ranked number 5 in the country.

Our bylaws authorize no fewer than one director. We currently have four directors.

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

As of the date of this Report, we did not have a standing audit, compensation, or nominating committee of the Board of Directors.  The Company has determined that the Board of Directors does not have an "Audit Committee Financial Expert" as that term is defined in Item 407(d)(5) of SEC Regulation S-K.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2015:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, CFO, Director	1	2	None
Charles Winters, Director	1	1	None
Scott Edwards, Director	1	1	None

Code of Ethics. During the year ended December 31, 2015, the Board of Directors adopted a Code of Business Conduct that applies to the Board of Directors and to all employees of the Company, which includes our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The Company has provided a copy of the Company's Code of Business on the Company's website at: http://www.alpine4.com/#!code-of-conduct/c1bnw. (Please note: information contained on the Company's website does not constitute part of this Annual Report.)

ITEM 11.                           EXECUTIVE COMPENSATION.

As noted above, Alpine 4 entered into employment agreements with both Mr. Battaglini and Mr. Wilson in 2014.  On April 29, 2015, Mr. Battaglini resigned from all positions with Alpine 4, terminated his employment agreement, and waived all rights to any severance payments under the Employment Agreement.

Kent Wilson

Additionally, on July 16, 2014, the Company entered into an employment agreement with Kent B. Wilson (the "Wilson Agreement"), the Company's Chief Executive Officer, and Chief Financial Officer.  The Wilson Agreement provides, in part:

-	The term of Mr. Wilson's employment began on July 16, 2014 and automatically renews at the end of each year, unless Mr. Wilson's employment with the Company is terminated.

-	Mr. Wilson's principal duties, as Chief Executive Officer, include:

o	Monitor the overall performance of Alpine 4 Technologies, Ltd.;

o
Meet with management reporting to this position on a regular basis to establish goals, objective and long-range plans for:  Profit, Revenue, Expense, Capital, Sales & Marketing, and Business Development;

o	Provide budgetary guidelines;

o	Establish or approve all corporate policies, including: Operations Policy, Fiscal Policy, Sales and Marketing Policy, Compensation and Benefit Policy, Personnel Policy;

o	Meet with Chief Financial Officer/Controller to monitor the overall financial condition of Alpine 4 Technologies, Ltd.;

o	Establish and execute plans for purchase and/or replacement of equipment and facilities to ensure continued growth; and

o	Ensure that adequate working capital is available to operate the business.

-	Mr. Wilson's principal duties as Chief Financial officer, include:

o	Work with the CEO and the Board of Directors (BOD) in the financial management and planning of Alpine 4 Technologies, Ltd.;

o	Plan: Plan daily activities that accomplish correct completion of duties of financial reporting staff schedule to sufficiently maintain high levels of work processing and accuracy;

o	Direct: Develop Assigned Task Lists (ATL) and supervise the completion of duties of the financial reporting staff to assure the accomplishment of departmental goals and objectives;

o	Control: Performance is controlled through the Cash Flow, Executive Summary and Monthly Budget Variance Report and evaluating pertinent financial information and take action to correct variances; and

o
Take any reasonable action necessary to carry out the responsibilities of the position, while it is consistent with 1) established company policy, 2) sound business judgment and 3) the achievement of profit.

-	Mr. Wilson's base salary during the initial 60 days of employment shall be $120,000 per year, until the company completes its first acquisition, at which time it will change to $200,000 per year.

Mr. Wilson is to devote full time efforts to the Company pursuant to the Wilson Agreement.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kent Wilson, Chief Executive Officer (Principal Executive Officer)	2014	$ 0 (see note 1)	$ 0 (see note 2)	$12,320	0	0	0	$18,000	$30,320
2015		15,000	0	$5,000,000	0	0	0	$12,000	0
Richard Battaglini, President	2014	$0	$0	$2,700	0	0	0	$18,000	$20,700
2015		0	0	0	0	0	0	0	0

1.	Mr. Wilson's base salary during the initial 60 days of employment shall be $120,000 per year, until the company completes its first acquisition, at which time it will change to $200,000 per year.

2.	In the event that the Company's stock price trades above $3.00 per share, the Company will pay Mr. Wilson a $250,000 performance bonus.

3.
As discussed more fully in this Annual Report, Mr. Battaglini agreed to cancel 78,000,000 of these shares (with an aggregate value of $7,800) on October 23, 2014, and agreed to cancel an additional 34, 623, 998 of these shares on April 29, 2015, in connection with his resignation from Alpine 4.

Outstanding Equity Awards

As of December 31, 2015, the Company had no outstanding equity awards (options, units of unvested stock, or incentive plan awards).

Director Compensation
The following table sets forth the amounts paid to the Company's directors for their service as directors of the Company.  Please note: the compensation of Mr. Battaglini and Mr. Wilson, who are also executive officers of the Company, is set forth above.
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Kantrowitz	$0	0	$0	$0	$0	$0	$0
Kent Wilson	$0	0	$0	$0	$0	$0	$0
Charles Winters	$0	$100	$0	$0	$0	$0	$100
Scott Edwards	$0	$100	$0	$0	$0	$0	$100

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 common stock as of March 25, 2016, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group.  The percentages are based on the following figures:

-	208,705,690 shares of Alpine 4 Class A common stock outstanding as of March 23, 2016; and

-	16,000,000 shares of Alpine 4 Class B common stock outstanding as of March 23, 2016.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1)	Amount of beneficial ownership of Class A Common Stock	Amount of beneficial ownership of Class B Common Stock	Percentage of Class A Common Stock (2)	Percentage of Class B Common Stock	Voting Power (3)
Richard Battaglini, Former Chairman of the Board and Former President	21,232,302	0	10.17%		10.17%
Kent B. Wilson, Chief Executive Officer, Chief Financial Officer, Director(4)	24,316,890	10,000,000	11.65%	62.50%	59.57%
Scott Edwards, Director (5)	2,520,000	2,000,000	1.21%	12.50%	10.79%
Charles Winters, Director (6)	7,098,000	2,000,000	3.40%	12.50%	12.98%
Ian Kantrowitz, Director (7)	5,210,940	2,000,000	2.50%	12.50%	12.08%
All Officers and Directors As a Group (4 persons)	39,145,830	16,000,000	18.76%	100.00%	95.42%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Technologies Ltd., 4742 N. 24th Street, Suite 300, Phoenix AZ 85016.
(2)	The percentages listed in the table are based on 208,705,690 shares of Alpine 4 Class A common stock outstanding as of March 23, 2016.
(3)
The Voting Power column includes the effect of shares of Class B common stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  The total voting power for each person is also explained in the footnotes below.

(4)
Mr. Wilson owns 24,316,890 shares of Class A common stock, and 10,000,000 shares of Class B common stock, which represents an aggregate of 124,316,890 votes, or approximately 59.57% of the voting power.

(5)
Mr. Edwards owned as of the AutoTek Record Date, directly or indirectly, 420,000 shares of AutoTek common stock. Mr. Edwards participated in the Share Exchange and received 2,520,000 shares of Class A Common Stock Exchange Shares of Alpine 4 Common Stock for his 420,000 shares of AutoTek common stock in the Share Exchange.  Additionally, Mr. Edward owns 2,000,000 shares of Alpine 4 Class B Common Stock which together with the Exchange Shares will represent an aggregate of 22,520,000 votes, or approximately 10.79 % of the voting power.

(6)
Mr. Winters owned as of the AutoTek Record Date, directly or indirectly, 1,183,000 shares of AutoTek common stock. Mr. Winters participated in the Share Exchange and received 7,098,000 Shares of Class A Common Stock in the Share Exchange.  Additionally, Mr. Winters owns 2,000,000 shares of Alpine 4 Class B Common Stock which together with the Exchange Shares will represent an aggregate of 27,098,000 votes, or approximately 12.98% of the voting power.

(7)
Mr. Kantrowitz owned as of the AutoTek Record Date, directly or indirectly, 868,490 shares of AutoTek common stock. Mr. Kantrowitz participated in the Share Exchange and received 5,210,940 shares of Class A Common Stock in the Share Exchange.  Additionally, Mr. Kantrowitz owns 2,000,000 shares of Alpine 4 Class B Common Stock which together with the Exchange Shares will represent an aggregate of 25,210,940 votes, or approximately 12.08% of the voting power.

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transaction – Promissory Note

On September 15, 2015, Ms. Rigney loaned $25,000 to the Company pursuant to a convertible promissory note.  The note is due on March 15, 2016, and accrues interest at a rate of 10% for each six-month period.  The note is convertible into shares of the Company's common stock at a price of $0.10 per share.

Related Party Notes

At December 31, 2015, the Company had three outstanding notes payable to officers and directors of the Company.  All the notes payable are unsecured, non-interest bearing and payable upon demand.  The notes payable amount outstanding at December 31, 2015 and 2014, was $111,635 and $50,000, respectively.

Related Party Convertible Notes

During the year ended December 31, 2015, the Company entered into convertible note agreements with investors, including related parties.  The convertible notes are unsecured; bear interest at 10-20% annually, and are due from March 16, 2016, to December 31, 2016.  All of the convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $0.10 per shares.  The Company determined that the convertible notes payable contained a beneficial conversion feature which is limited to the face amount of the note.  This beneficial conversion feature amounting to $390,150 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible notes payable. The debt discount is being amortized over the terms of the convertible notes payable.  The Company recognized interest expense of $118,618 during the year ended December 31, 2015, related to the amortization of the debt discount.

Licensing Agreement

On August 5, 2014, the Company entered into a Licensing Agreement (the "Agreement") with AutoTek Incorporated ("AutoTek").  Richard Battaglini, the Company's former President, former Chairman and former majority shareholder of the Company, is also the President and Chairman of AutoTek.  Mr. Battaglini owns approximately 30% of the Company's common stock and has no stock ownership in AutoTek.

AutoTek was the owner of software source code which the Company used in its 6thSenseAuto products under the terms of the license agreement. The agreement provided that the Company has an exclusive, transferable (including sub licensable) worldwide perpetual license of AutoTek's technology.  The Company was required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the technology.

The license term under the agreement and its amendments would last until the earlier of the closing of a transaction whereby Alpine acquired AutoTek's outstanding common stock or August 5, 2016. As discussed in Note 9, the Company closed the asset purchase transaction on February 4, 2016, which ended the term of the license.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 Anton & Chia

Anton & Chia, was the Company's independent registered public accounting firm from inception through 2014. Set below are aggregate fees billed by Anton & Chia for professional services rendered for the year ended December 31, 2014.

Audit Fees

The fees for the audit and review services billed and to be billed by Anton & Chia for the period from January 1, 2014, to December 31, 2014 were $25,000.

Audit Related Fees

The fees for the audit related services billed and to be billed by Anton & Chia for the period from January 1, 2014, to December 31, 2014 were $15,000.
Tax Fees
None.
Malone Bailey
As discussed above, on December 10, 2015, the Company's Board of Directors terminated the engagement of Anton & Chia, LLP ("Anton"), as the Company's independent certifying accountant, and approved the engagement of Malone Bailey LLP, of Houston, Texas ("Malone Bailey"), as the Company's independent registered public accounting firm for the year ended December 31, 2015.
Set below are aggregate fees billed by Malone Bailey for professional services rendered for the year ended December 31, 2015.
Audit Fees

The fees for the audit and review services billed and to be billed by Malone Bailey for the period from December 10, 2015, to December 31, 2015 were $17,500.
Audit Related Fees
The fees for the audit related services billed and to be billed by Malone Bailey for the period from December 10, 2015, to December 31, 2015 were $0.
Tax Fees
The fees for the tax related services billed and to be billed by Malone Bailey for the period from December 10, 2015, to December 31, 2015 were $0.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firms

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the joint proxy statement/prospectus forming part of Alpine 4's registration statement, previously filed with the SEC).

3.1	Certificate of Incorporation of Alpine 4 Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4's Registration Statement on Form 10, filed May 8, 2014).

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4's Current Report on Form 8-K filed July 18, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4's Current Report on Form 8-K filed July 18, 2014).

3.4	Second Amended and Restated Certificate of Incorporation, dated August 24, 2015 (incorporated by reference to Exhibit 3.1 to Alpine 4's Current Report on Form 8-K filed August 27, 2015)

3.5	By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4's Registration Statement on Form 10, filed May 8, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Alpine 4's Registration Statement on Form 10, filed May 8, 2014).

10.1
PULS™ Master Service Agreement by and between Alpine 4 and CalAmp Wireless Data Systems, Inc., dated as of August 15, 2014. Portions of this exhibit were redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission on January 15, 2015.

10.2	Clean Choice Solar Membership Purchase Agreement (incorporated by reference to Exhibit 99 to Alpine 4's Current Report on Form 8-K filed with the Commission on January 30, 2015)

10.3
First Amendment to Licensing Agreement between the Company and AutoTek Incorporated, dated August 4, 2015. (incorporated by reference to Exhibit 10.6 to Alpine 4's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2015)

10.4	Stock Purchase Agreement dated as of October 19, 2015 (incorporated by reference to Exhibit 99 to Alpine 4's Current Report on Form 8-K filed with the Commission on October 21, 2015)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE 4 TECHNOLOGIES LTD.

Date: March 28, 2016	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson,
	Title:	Chief Executive Officer (Principal ExecutiveOfficer), Chief Financial Officer (Principal Financial Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson	Chief Executive Officer, President	March 28, 2016
Kent B. Wilson	Chief Financial Officer, Director

/s/ Scott Edwards	Director	March 28, 2016
Scott Edwards

/s/ Charles Winters	Chairman of the Board	March 28, 2016
Charles Winters

/s/ Ian Kantrowitz	Director	March 28, 2016
Ian Kantrowitz

ALPINE 4 TECHNOLOGIES LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpine 4 Technologies, Ltd.
Phoenix, Arizona

We have audited the accompanying balance sheet of Alpine 4 Technologies, Ltd. ( the "Company") as of December 31, 2015, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine 4 Technologies, Ltd. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception and had an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpine 4 Automotive Technologies Ltd.

We have audited the accompanying balance sheet of Alpine 4 Automotive Technologies Ltd. ("the Company") as of December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the period from inception (April 22, 2014) to December 31, 2014. Alpine 4 Automotive Technologies Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpine 4 Automotive Technologies Ltd. as of December 31, 2014, and the results of their operations and cash flows for the period from inception (April 22, 2014) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licenses or others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

May 4, 2015

ALPINE 4 TECHNOLOGIES LTD.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$174,988	$758
Accounts receivable	4,086	-
Inventory	222,930	224,100
Total current assets	402,004	224,858

TOTAL ASSETS	$402,004	$224,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$434,381	$359,626
Accrued expenses	13,019	16,498
Deferred revenue	1,617	-
Notes payable, related parties	111,635	50,000
Convertible notes payable, net of discount of $271,532 (including related parties of $14,698)	59,318	-
Total current liabilities	619,970	426,124

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized,none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized,58,699,808 and 85,050,390 shares issued and outstanding	5,870	8,505
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized,16,000,000 and 0 shares issued and outstanding	1,600	-
Additional paid-in capital	13,783,778	395,463
Accumulated deficit	(14,009,214)	(605,234)
Total stockholders' deficit	(217,966)	(201,266)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$402,004	$224,858

The accompanying notes are an integral part of these audited financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
STATEMENTS OF OPERATIONS

		For the Period From
	Year	April 22, 2014
	Ended	(Inception) through
	December 31,	December 31,
	2015	2014

Revenue	$21,840	$-
Cost of revenue	1,170
Gross Profit	20,670	-

Operating expenses:
General and administrative expenses	13,293,644	605,234
Total operating expenses	13,293,644	605,234
Loss from operations	(13,272,974)	(605,234)

Other expenses
Interest expense	(131,006)	-
Total other expenses	(131,006)	-

Loss before income tax	(13,403,980)	(605,234)

Income tax	-	-

Net loss	$(13,403,980)	$(605,234)

Weighted average shares outstanding :
Basic	77,738,500	90,113,336
Diluted	77,738,500	90,113,336

Loss per share
Basic	$(0.17)	$(0.01)
Diluted	$(0.17)	$(0.01)

The accompanying notes are an integral part of these audited financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 22, 2014 (Date of inception)	-	$-	-	$-	$-	$-	$-

Issue shares of common stock for cash	10,300,390	1,030			91,848		92,878
Issue shares of common stock for services	152,750,000	15,275			259,945		275,220
Cancellation of previously issued shares	(78,000,000)	(7,800)			7,800		-
Capital contribution from majority stockholder					35,870		35,870
Net loss						(605,234)	(605,234)

Balance, December 31, 2014	85,050,390	8,505	-	-	395,463	(605,234)	(201,266)

Issue shares of common stock for cash	152,116	15			99,835		99,850
Issue shares of common stock to officers and directors for services	19,500,000	1,950			10,573,050		10,575,000
Issue shares of common stock to consultants for services	3,741,000	374			2,096,376		2,096,750
Issue shares of common stock for purchase extension	250,000	25			162,475		162,500
Issue shares of common stock to related party for convertible note payable and accrued interest	630,300	63			62,967		63,030
Cancellation of previously issued shares	(34,623,998)	(3,462)			3,462		-
Beneficial converstion feature associated with convertible notes					390,150		390,150
Exchange of Class A common stock for Class B common stock	(16,000,000)	(1,600)	16,000,000	1,600
Net loss						(13,403,980)	(13,403,980)

Balance, December 31, 2015	58,699,808	$5,870	16,000,000	$1,600	$13,783,778	$(14,009,214)	$(217,966)

The accompanying notes are an integral part of these audited financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
STATEMENT OF CASH FLOWS
		For the Period From
		April 22, 2014
	Year	(Inception)
	Ended	through
	December 31,	December 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(13,403,980)	$(605,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock to officers and directors for services	10,575,000	-
Issuance of common stock to consultants for services	2,096,750	275,220
Issuance of common stock for purchase extension	162,500	-
Amortization of debt discounts	118,618
Change in current assets and liabilities:
Accounts receivable	(4,086)	-
Inventory	1,170	(224,100)
Accounts payable	74,755	359,626
Accrued expenses	2,251	16,498
Deferred revenue	1,617
Net cash used in operating activities	(375,405)	(177,990)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	86,435	50,000
Repayments of notes payable, related party	(24,800)	-
Proceeds from convertible notes payable (including $82,300 from related party)	390,150	-
Repayments of convertible notes payable	(2,000)	-
Proceeds from the sale of common stock	99,850	92,878
Proceeds from contributed capital from related party	-	35,870
Net cash provided by financing activities	549,635	178,748

NET INCREASE IN CASH	174,230	758

CASH, BEGINNING BALANCE	758	-

CASH, ENDING BALANCE	$174,988	$758

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued to related party for convertible note payable and accrued interest	$63,030	$-
Discount on convertible debentures	$390,150	$-
Cancelation of 34,623,998 previously issued shares in 2015	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 1 – Description of Business

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.  As of the date of this Report, the Company was a technology holding company with a heavy concentration in the automotive industry. The Company provides a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention through 6th Sense Auto. The Company's flagship program, 6th Sense Auto, uses disruptive technology to improve inventory management, reduce costs, increase sales and enhance service. The 6th Sense Auto program serves a two-fold solution addressing both business to business and business to consumer market needs.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of December 31, 2015 and 2014, the Company had no cash equivalents.

Accounts Receivable

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

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company's inventory at December 31, 2015 and December 31, 2014, was finished goods inventory.

Revenue Recognition

The Company has a portfolio of consumer and professional software applications called 6thSenseAuto, which consists primarily of the Company's two products previously branded as  LotWatch™ and ServiceWatch™.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debentures, but they are anti-dilutive due to the net loss incurred.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board ("FASB") ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
Reclassifications
Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders' deficit.

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

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.
Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $14,009,214 as of December 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Note 4 – Notes Payable, Related Parties

At December 31, 2015, the Company had three outstanding notes payable to officers and directors of the Company.  All the notes payable are unsecured, non-interest bearing and payable upon demand.  The notes payable amount outstanding at December 31, 2015 and 2014, was $111,635 and $50,000, respectively.

Note 5 – Convertible Notes Payable, Including Related Parties

During the year ended December 31, 2015, the Company entered into convertible note agreements with investors, including related parties.  The convertible notes are unsecured; bear interest at 10-20% annually, and are due from March 16, 2016, to December 19, 2016.  All of the convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $0.10 per shares.  The Company determined that the convertible notes payable contained a beneficial conversion feature which is limited to the face amount of the note.  This beneficial conversion feature amounting to $390,150 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible notes payable. The debt discount is being amortized over the terms of the convertible notes payable.  The Company recognized interest expense of $118,618 during the year ended December 31, 2015, related to the amortization of the debt discount.

Convertible notes payable at December 31, 2015, consisted of the following:

Outstanding principal amount due under convertible note payable agreements	$330,850
Debt discount	(271,532)
Balance, December 31, 2015	$59,318

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

A rollforward of the convertible notes payable is below:

Balance outstanding, December 31, 2014	$-
Issuance of convertible notes payable	390,150
Repayment of convertible note payable	(2,000)
Conversion of note payable to common stock – related party	(57,300)
Beneficial conversion feature recognized	(390,150)
Amortization of debt discount	118,618
Balance outstanding, December 31, 2015	$59,318

Note 6 – Stockholders' Deficit

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2015, no shares of preferred stock were outstanding.

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

The Company's authorized capital stock consists of 605,000,000 shares, each with a par value of $0.0001 per share, of which:

•	500,000,000 shares are designated as Class A common stock. The previously issued shares of common stock were redesignated as Class A common stock.

•	100,000,000 shares are designated as Class B common stock.

•	5,000,000 shares are designated as preferred stock.

Liquidation Rights

Upon the Company's liquidation, dissolution or winding-up, the holders of Class A common stock and Class B common stock shall be entitled to share equally all assets remaining after the payment of any liabilities and the liquidation preferences on any outstanding preferred stock.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Company had the following transactions in its common stock during 2015:

•	issued 152,116 shares of its Class A common stock in private placement transactions to investors, in exchange for capital raised of $99,850;

•
issued 19,500,000 shares of its Class A common stock to officers and directors of the Company for services rendered.  The value of the shares issued of $10,575,000 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash;

•
issued 3,741,000 shares of its Class A common stock to consultants and professionals of the Company for services rendered.  The value of the shares issued of $2,096,750 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash

•
issued 250,000 shares of its Class A common stock as consideration for an extension on the closing date for an acquisition. The value of the shares issued of $162,500 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash;

•	issued 630,300 shares of its Class A common stock to a related party in connection with the conversion of a convertible note payable and accrued interest of $57,300 and $5,730, respectively;

•	canceled 34,623,998 shares of its Class A common previously issued to the Company's former CEO (there was no consideration given for the cancelation of these shares); and

•	issued 16,000,000 shares of its Class B common stock in exchange for an equal number of shares of Class A common stock which were canceled by the holders, who are also the Directors of the Company.

The Company had the following transactions in its common stock during 2014:

•
issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company during the period ended June 30, 2014, which was recorded as additional paid-in capital;

•
issued to Mr. Battaglini 123,200,000 shares of the Company's restricted common stock. The value of the shares issued of $12,320 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash.  In October 2014, Mr. Battaglini returned 78,000,000 shares of common stock for no consideration that were canceled by the Company;

•
issued to Mr. Wilson 27,000,000 shares of the Company's restricted common stock.  The value of the shares issued of $2,700 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash;

•
issued an aggregate of 2,000,000 shares of common stock to two Directors of the Company in connection with their service to the Company.  The value of the shares issued of $200 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash;

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

•	issued 300,390 shares of common stock in private placement transactions to investors, in exchange for capital raised of $91,878; and

•
issued 550,000 shares of common stock to two consultants of the Company.  The value of the shares issued of $260,000 was the fair value of the Company's common stock at the date of issuance which is based on prior sales of the Company's common stock for cash.

Mr. Battaglini made contributions totaling $35,870 to the Company during 2014, which was recorded as additional paid-in capital.

Note 7 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2015 and 2014, based on estimates of recoverability. The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2015 and 2014.

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31:

	2015		2014
	Amount	Percent	Amount	Percent

Federal statutory rates	$(4,557,353)	34.0%	$(205,780)	34.0%
State income taxes	(670,199)	5.0%	(30,262)	5.0%
Allowance for uncollectible accounts	(8,140)	0.1%	8,140	-1.3%
Permanent differences	5,051,619	-37.7%	107,336	-17.7%
Valuation allowance against net deferred tax assets	184,073	-1.4%	120,566	-20.0%
Effective rate	$-	0.0%	$-	0.0%

At December 31, 2015 and 2014, the significant components of the deferred tax assets are summarized below:

Deferred income tax assets:
Net operation loss carryforwards	312,213	120,566
Book to tax differences for allowance for uncollectible accounts	-	8,140
Total deferred income tax assets	312,213	128,706
Less: valuation allowance	(312,213)	(128,706)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $183,507 and $128,706 in 2015 and 2014, respectively, as a result of the Company's generating additional net operating losses.

The Company has recorded as of December 31, 2015 and 2014 a valuation allowance of $312,213 and $128,706, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company's lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2015.

The Company has net operating loss carry-forwards of approximately $800,000. Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029. The 2014 and 2015 tax year is still subject to audit.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 8 – Related Party Transactions

Licensing Agreement

On August 5, 2014, the Company entered into a Licensing Agreement (the "Agreement") with AutoTek Incorporated ("AutoTek").  Richard Battaglini, the Company's former President, former Chairman and former majority shareholder of the Company, is also the President and Chairman of AutoTek.  Mr. Battaglini owns approximately 30% of the Company's common stock and has no stock ownership in AutoTek.

AutoTek was the owner of software source code which the Company used in its 6thSenseAuto products under the terms of the license agreement. The agreement provided that the Company has an exclusive, transferable (including sub licensable) worldwide perpetual license of AutoTek's technology.  The Company was required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the technology.

The license term under the agreement and its amendments would last until the earlier of the closing of a transaction whereby Alpine acquired AutoTek's outstanding common stock or August 5, 2016. As discussed in Note 9, the Company closed the asset purchase transaction on February 4, 2016, which ended the term of the license.

Also see Notes 4 and 5, with respect to related party promissory notes, and Note 6, with respect to shares issued to related parties.

Note 9 – Share Exchange Agreement

As noted above, on December 21, 2015, the shareholders of AutoTek voted to approve a transaction whereby the Company would purchase the software source code from AutoTek. The transaction took the form of a Share Exchange wherein AutoTek stockholders could tender shares of AutoTek stock in exchange for Class A common stock in the Company.  The Share Exchange closed on February 4, 2016.  In conjunction with the Share Exchange, AutoTek shareholders had tendered an aggregate of 25,000,000 shares of AutoTek common stock, and the Company issued 150,000,000 shares of Class A Common Stock to the former AutoTek shareholders. In connection with the closing of the Share Exchange, on February 4, 2016, the Company and AutoTek finalized and closed the asset purchase transaction for the purchase of the source code asset.

Note 10 – Agreement

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

Note 11 – Subsequent Event

As discussed in Note 9, the Company entered into a Share Exchange transaction with the shareholders of AutoTek. The Share Exchange closed on February 4, 2016.  In conjunction with the transaction, AutoTek shareholders had tendered an aggregate of 25,000,000 shares of AutoTek common stock, and Alpine 4 issued 150,000,000 shares of Class A Common Stock to the former AutoTek shareholders. The transaction will be accounted for as a business combination.  The Company is unable to make all the disclosures required by ASC 805-10-50-2 that this time as the initial accounting for this business combination is incomplete.