Form 10-Q
period 2016-03-31
Alpine 4 Technologies Ltd.
filed 2016-05-16
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 10, 2016, the issuer had 210,750,690 shares of its Class A common stock issued and outstanding and 16,000,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$342,786	$174,988
Accounts receivable	179	4,086
Inventory	222,930	222,930
Total current assets	565,895	402,004

Intangible asset, net	141,667	-

TOTAL ASSETS	$707,562	$402,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$504,822	$434,381
Accrued expenses	12,500	13,019
Advances from related parties	342,500	-
Deferred revenue	998	1,617
Notes payable, related parties	108,635	111,635
Convertible notes payable, net of discount of $162,422 and $271,532 (including related parties of $0 and $14,698)	131,928	59,318
Total current liabilities	1,101,383	619,970

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 209,200,690 and 58,699,808 shares issued and outstanding	20,920	5,870
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 16,000,000 and 0 shares issued and outstanding	1,600	1,600
Additional paid-in capital	13,883,108	13,783,778
Accumulated deficit	(14,299,449)	(14,009,214)
Total stockholders' deficit	(393,821)	(217,966)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$707,562	$402,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$7,115	$-
Cost of revenue	82
Gross Profit	7,033	-

Operating expenses:
General and administrative expenses	167,148	8,547,325
Total operating expenses	167,148	8,547,325
Loss from operations	(160,115)	(8,547,325)

Other expenses
Interest expense	(130,120)	-
Total other expenses	(130,120)	-

Loss before income tax	(290,235)	(8,547,325)

Income tax	-	-

Net loss	$(290,235)	$(8,547,325)

Weighted average shares outstanding :
Basic	167,059,562	93,664,279
Diluted	167,059,562	93,664,279

Loss per share
Basic	$(0.00)	$(0.09)
Diluted	$(0.00)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(290,235)	$(8,547,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,333	-
Issuance of common stock to consultants for services	-	8,408,000
Amortization of debt discounts	117,610	-
Change in current assets and liabilities:
Accounts receivable	3,907	-
Accounts payable	(13,179)	76,136
Accrued expenses	3,981	(8,479)
Deferred revenue	(619)	-
Net cash used in operating activities	(170,202)	(71,668)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	-	74,535
Repayments of notes payable, related party	(3,000)	-
Proceeds from convertible notes payable	8,500	-
Proceeds from the sale of common stock	5,000	-
Advances from related party	327,500	-
Net cash provided by financing activities	338,000	74,535

NET INCREASE IN CASH	167,798	2,867

CASH, BEGINNING BALANCE	174,988	758

CASH, ENDING BALANCE	$342,786	$3,625

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$49,500	$-
Discount on convertible debentures	$8,500	$-
Issuance of 150,000,000 shares of common stock for acquisition	$51,380	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2016
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited condensed consolidated financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2016. The results for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
Description of Business

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company was a technology holding company with a heavy concentration in the automotive industry. The Company provides a distinctive and powerful advantage to management, sales, finance, and service departments at automotive dealerships in order to increase productivity, profitability and customer retention through the Company's flagship program, 6th Sense Auto. The 6th Sense Auto program uses disruptive technology to improve inventory management, reduce costs, increase sales and enhance service. The 6th Sense Auto program serves a two-fold solution addressing both business to business and business to consumer market needs.

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

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  All of the Company's inventory at March 31, 2016 and December 31, 2015 was finished goods inventory.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AutoTek, Incorporated ("AutoTek").  The results of operations for AutoTek have only been included since February 4, 2016, the date of the closing of the asset purchase transaction and the acquisition of ownership of the shares of common stock of AutoTek. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.
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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its financial statements.
Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $14,299,449 as of March 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Note 4 – Notes Payable, Related Parties

At March 31, 2016, and December 31, 2015, notes payable consisted of the following:

	March 31,	December 31,
	2016	2015

Note payable; non-interest bearing; due upon demand; unsecured	$92,100	$95,100
Note payable; non-interest bearing; due upon demand; unsecured	15,000	15,000
Note payable; non-interest bearing; due upon demand; unsecured	1,535	1,535
	$108,635	$111,635

Note 5 – Convertible Notes Payable, Including Related Parties

During the year ended December 31, 2015, and the three months ended March 31, 2016, the Company entered into convertible note agreements with investors, including related parties.  The convertible notes are unsecured; bear interest at 10-20% annually, and are due from April 21, 2016, to March 17, 2017.  All of the convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $0.10 per shares.  The Company determined that the convertible notes payable contained a beneficial conversion feature which is limited to the face amount of the note.  This beneficial conversion feature amounting to $390,150 and $8,500 for the year ended December 31, 2015 and the three months ended March 31, 2016, respectively, and has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible notes payable. The debt discount is being amortized over the terms of the convertible notes payable.  For the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $117,610 and $0, respectively, related to the amortization of the debt discount.

Convertible notes payable at March 31, 2016, and December 31, 2015, consisted of the following:

	March 31,	December 31,
	2016	2015
Outstanding principal amount due under convertible note payable agreements	$294,350	$330,850
Debt discount	(162,422)	(271,532)
	$131,928	$59,318

A rollforward of the convertible notes payable is provided below:

Balance outstanding, December 31, 2015	$59,318
Issuance of convertible notes payable	8,500
Conversion of note payable to common stock - related party	(25,000)
Conversion of note payable to common stock	(20,000)
Beneficial conversion feature recognized	(8,500)
Amortization of debt discount	117,610
Balance outstanding, March 31, 2016	$131,928

Note 6 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of May 10, 2016, no shares of preferred stock were outstanding.

Common Stock

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

The Company had the following transactions in its common stock during the three months ended March 31, 2016:

•	issued 150,000,000 shares of its Class A common stock for the acquisition of AutoTek, Inc. valued at $51,380;

•	issued 495,000 shares (275,000 to a related party) of its Class A common stock in connection with the conversion of a convertible note payable and accrued interest of $45,000 and $4,500, respectively;

•	issued 5,882 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $5,000.

Note 7 – Related Party Transactions

Notes Payable

Note 4 describes the terms of a note payable to an officer of the Company, and Note 5 describes the terms of a convertible note payable to another officer of the Company.

Advances from Related Parties

At March 31, 2016, the Company had advances from two related parties totaling $342,500, consisting of a loan from an AutoTek shareholder in the amount of $15,000, and cash received from QCA in the amount of $327,500 prior to the closing of the QCA transaction (discussed in Note 10 below) which will be consolidated going forward.  Both advances are non-interest bearing and payable upon demand.

Note 8 – Agreements

Employment Agreement – David Schmitt

On April 15, 2016, the Company entered into an employment agreement with David Schmitt, pursuant to which Mr. Schmitt agreed to serve as the company's Controller.

Note 9 – Business Combination

On December 21, 2015, the shareholders of AutoTek voted to approve a transaction whereby the Company would purchase certain software source code from AutoTek. The transaction was pursuant to an Asset Purchase and Share Exchange Agreement, which covered two separate transactions, the purchase of the source code, and a related share exchange offer to the AutoTek shareholders.  Following approval of the sale by AutoTek of the source code to Alpine 4 by the AutoTek shareholders, AutoTek sold the source code to the Company. Separately, pursuant to the share exchange, the AutoTek stockholders could tender shares of AutoTek stock in exchange for Class A common stock in the Company.  The Share Exchange closed on February 4, 2016.  In conjunction with the Share Exchange, AutoTek shareholders had tendered an aggregate of 25,000,000 shares of AutoTek common stock, and the Company issued 150,000,000 shares of Class A Common Stock to the former AutoTek shareholders. In connection with the closing of the Share Exchange, on February 4, 2016, the Company and AutoTek finalized and closed the asset purchase transaction for the purchase of the source code asset from AutoTek. The transaction is accounted for as a business combination.  The purchase price was $51,380 which equals the fair value of the software received in the transaction minus accounts payable and advances assumed by the Company.   The Company entered into this transaction with AutoTek, Inc. to acquire the software used in the Company's 6th Sense Auto product.

A summary of the purchase price allocations at fair value is below.

Software	$150,000
Accounts payable	(83,620)
Advances from stockholder	(15,000)
Purchase price	$51,380

The software purchased in the acquisition is being amortized over 36 months.

AutoTek did not generate any revenue from the date of acquisition to March 31, 2016.

The unaudited pro forma information below present statement of operations data as if the transaction with AutoTek took place on January 1, 2015.

	Three Months Ended March 31,
	2016	2015

Revenue	$7,115	$-
Gross profit	7,033	-
Operating loss	(164,282)	(8,562,117)
Net loss	(294,402)	(8,562,117)
Loss per share	(0.00)	(0.04)

Note 10 – Subsequent Events

Announcement and Closing of Acquisition of Quality Circuit Assembly

On March 15, 2016, the Company entered into a Stock Purchase Agreement (the "QCA SPA") with Quality Circuit Assembly, Inc., a California company ("QCA") and its two shareholders, Jeffrey Moss and Dwight Hargreaves (collectively, the "QCA Sellers").

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

Pursuant to the QCA SPA, the Company, QCA, and the QCA Sellers agreed on the terms pursuant to which the Company would purchase from the QCA Sellers all of the outstanding shares of common stock of QCA (the "QCA Shares"). The purchase price to be paid by the Company for the QCA Shares consists of cash, and a convertible promissory note.   The "Cash Consideration" to be paid is the aggregate amount of $3,000,000, with $1,650,000 being paid to Mr. Moss, and $1,350,000 being paid to Mr. Hargreaves.  The "Promissory Note Consideration" will consist of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000, secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers will have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $1 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5%, and will be payable in full on the 36-month anniversary of the closing date of the transaction (namely, April 1, 2019).

The Company also agreed to hire Terry Protto as the QCA Division President:  Mr. Protto is a senior executive and entrepreneur with more than thirty years of senior executive management experience in several industries. Mr. Protto is a university graduate in business and law.  He is a former field grade US Army officer, and received an ROTC scholarship.  He has worked as an entrepreneur and as a small business owner.  He is a Strategic planner and a highly effective tactician.  His special interest and skills include being a business owner in the People's Republic of China, Taiwan and Hong Kong. He speaks functional Mandarin, Spanish and Italian.

In the QCA SPA, Mr. Moss and Mr. Hargreaves acknowledged and agreed that their entry into consulting agreements with the Company was an integral part of the transaction contemplated by the QCA SPA. As such, Mr. Moss and Mr. Hargreaves agreed to enter into consulting agreements with the Company and QCA, and continue to work with QCA for a period of time agreed upon by the Company and Mr. Moss and Mr. Hargreaves.

On March 31, 2016, the Company announced that the Company and QCA had closed the transaction, and that the Company had completed the acquisition of QCA pursuant to the terms discussed above.  For financial reporting purposes, the effective date of the closing was April 1, 2016.  As a result of the acquisition, QCA became a direct, wholly owned subsidiary of the Company.

Sale/Leaseback Transaction

 On December 22, 2015, the Company entered into a purchase agreement to acquire a piece of real property with improvements (commercial building) in San Diego, CA, located at 3615 Kearny Villa Road, San Diego, CA 92123 (the "Property") for $3,895,000.  On February 5, 2016, the Company and AAE Pacific Park & Associates entered into a buy-sell agreement for the Property for $7,000,000.   On March 31, 2016, the Company completed the funding for the purchase of the Property for $3,895,000, effective April 1, 2016, and immediately sold that property to AAE Pacific Park and Associates for $7,000,000.  As a part of that purchase and sale of the Property, the Company paid $3,000,000 to the owners of QCA as the payment of the cash component under the QCA SPA described above. The Company also immediately entered into a 15-year lease on the Property with QCA.  Also at the closing of the QCA SPA and the purchase and sale of the Property, Celtic Capital lent QCA $1,077,500 to pay for various fees and items required to close the sale of the property and the purchase of the business. The lease payment is $46,666.67 per month.

Issuance of Unregistered Equity Securities

Subsequent to March 31, 2016, the Company issued an additional 1,550,000 shares of its Class A common stock. All of the 1,550,000 shares were issued in connection with employee and consultant compensation arrangements.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (formerly ALPINE 4 Inc. and Alpine 4 Automotive Technologies Ltd.) (the "Company") was incorporated in the State of Delaware on April 22, 2014.  Between inception and August 2014, the Company was in the developmental stage and conducted virtually no business operations.  On August 5, 2014, the Company entered into a Licensing Agreement (the "License Agreement") with AutoTek Incorporated ("AutoTek").  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sublicensable) worldwide perpetual license of the source code that could be developed into the LotWatch and ServiceWatch Products, to make, use, iport, lease, and sell products incorporating the LotWatch and ServiceWatch products (the "Licensed Products").  The Company was required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

Following the entry into the Licensing Agreement, the Company and AutoTek negotiated an Asset Purchase and Share Exchange Agreement (the "Asset Purchase Agreement"), pursuant to which the Company would purchase the source code asset from AutoTek.  The Company agreed to pay $30,000, and to offer to all of the AutoTek shareholders to issue shares of the Company's common stock in exchange for shares of AutoTek's stock tendered.  The closing of the asset purchase transaction was conditioned upon receipt of the approval of a majority of the AutoTek shareholders, which was received at a meeting of AutoTek shareholders held on December 21, 2015.  Following the approval by the AutoTek shareholders, the Company and AutoTek worked together to complete the asset purchase transaction, which closed on February 4, 2016. Also on February 4, 2016, the Company closed a share exchange transaction with the AutoTek shareholders, pursuant to which AutoTek shareholders exchanged an aggregate of 25,000,000 shares of AutoTek common stock for 150,000,000 shares of the Company's Class A common stock.

Following the closing of the asset purchase transaction, the Company has continued to use the source code acquired from AutoTek, as well as targeting and acquiring other potential businesses and assets, and deploying those assets to the Company's customer base which consists of automotive dealerships in the United States.  The Company 4 has used AutoTek's source code to design, develop and market telematics devices and software for the Automotive Industry, as discussed in more detail below.

Business Strategy

Who We Are

Alpine 4 is a publicly held enterprise with four principles at the core of its business: Synergy, Innovation, Drive, and Excellence (S.I.D.E).  At Alpine 4, we believe synergistic innovation drives excellence. By anchoring these words to our combined experience and capabilities, we are able to aggressively pursue opportunities within and across vertical markets. We deliver solutions that not only drive industry standards, but also increase value for our shareholders.

At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. We strive to develop strategic synergies between our holdings to create value and operational excellence within a unique long-term perspective.

Our Core Business

We are a technology holding company with a heavy concentration in the automotive industry. We provide a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention through our flagship program, 6thSenseAuto ("6SA") (formerly LotWatch and ServiceWatch, discussed in more detail below), which uses disruptive technology to improve inventory management, reduce costs, increase sales and enhance service. The 6SA program serves a two-fold solution addressing both business to business and business to consumer market needs. The 6SA product is discussed in more detail below.

Market Size and Growth

There are approximately 60,000 auto dealerships in the United States. This includes new car dealerships affiliated with an auto manufacturer and independent used car dealerships ranging from small lots to megadealers such as AutoNation. In 2014, 40.5 million used vehicles were sold, representing approximately two and half times the number of new vehicles sold. Moreover, total used vehicle sales by new car dealers increased 8 percent in 2014 to 15 million units in 2015, the highest level since 2005.  As such, with almost 55.5 million vehicles sold domestically each year, the Company's management believes that our 6SA program has a $12 billion dollar market opportunity.

Diversification

In addition to our push for marketplace adoption of our 6SA product, we have also been actively pursuing diversification through planned acquisitions of other businesses, including the recent acquisition of Quality Circuit Assembly, Inc., a California corporation ("QCA") (discussed more below).   It is our goal to help drive Alpine 4 into a leading multi-faceted holding company with diverse products and services that not only benefit from one another as whole but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership, while working synergistically with other Alpine 4 holdings.   Alpine 4 has been set up with a holding company model, with Presidents who will run each business, and Managers with specific industry related experience who, along with Kent Wilson, the CEO of Alpine 4, will help guide our portfolio of companies as needed.  Alpine 4 will work with our Presidents and Managers to ensure that our motto of S.I.D.E (Synergistic, Innovation, Drives, Excellence) is utilized.  Further, we plan to work with our subsidiaries and capital partners to provide the proper capital allocation and, to work to make sure each business is executing at high levels.

For the greater part of 2016, Alpine 4's primary interests will lie in the following: automotive and green energy technologies; logistics' companies that provide energy infrastructure manufacturing; or those companies that support these industries.  At the core of our acquisition strategy is our focus on existing smaller middle market operating companies with revenues of $5 to $50 million.  In this target-rich environment, we believe that businesses generally sell at more reasonable multiples, present greater opportunities for operational and strategic improvements and have greater potential for growth.

Developed Products
Alpine 4 has a portfolio of consumer and professional software applications called 6thSenseAuto ("6SA"), which consists primarily of the Company's two products previously branded as LotWatch™ and ServiceWatch™, which together are now presented as 6SA.
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
-
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

-
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

-
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

Inventory Management and Vehicle Location:  The 6SA Inventory Management System easily allows dealership personnel to locate vehicles in inventory so their sales team can easily guide a customer to the exact car they are looking for, which allows them to:

-	Locate the exact vehicle(s) they are looking for and not have to search the lot;

-	See if the vehicle has fuel and the battery is charged (Dead batteries kill deals!); and

-	Respond to customer's inquiries more quickly and as a result drive sales.

Customer Retention & Fix Ops Management:  The 6SA Customer Retention Platform ("CRP") provides vehicle-specific, real-time, accurate information to a dealership's service department.   According to data provided by the National Automobile Dealers Association, it is estimated that at least 30% percent of a new car dealership's profit comes from its service department, and as such, new car dealerships spend roughly $34 per month retaining a new customer!

6th Sense Auto Customer Retention Platform reduces that monthly expense by passing that expense to the consumer.

The CRP lets the service department know in real-time the status of a customer's vehicle.  The system can track information with respect to any Diagnostic Trouble codes ("DTC") or check engine lights, actual mileage of the vehicle, and if there are any recommended services that are needed at the time, and also communicates that information to the consumer via email, text, or phone.

Management believes that this will increases a dealership's profitability by:

-	Increasing quantity of Repair Orders;

-	Bringing the customer back to the dealership more often; and

-	Connecting the Customer and the Service Advisor in real-time every time their vehicle needs service or when a notification alert is sent.

Customer Vehicle Knowledge & Location System:  The 6SA Vehicle Knowledge & Location System is a consumer product that gives automobile owners real-time information about their car such as:

-	Vehicle Location;

-	DTC & Check Engine Lights;

-	Service Alerts;

-	Battery & Fuel Information Alerts;

-	If their car is being towed;

-	Exiting or Entering a Geo Fence; and

-	Speed History.

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

Results of Operations

Revenue
Our revenues for the three months ended March 31, 2016 and 2015, were $7,115 and $0, respectively.  We began selling our products and services during the second half of 2015, and expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second quarter of 2015  and which will continue through 2016.

Cost of Revenue

Our cost of revenues for the three months ended March 31, 2016 and 2015, were $82 and $0, respectively.  We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses for the three months ended March 31, 2016 and 2015 were $167,148 and $8,547,325, respectively.  For the three months ended March 31, 2015, $8,408,000 of our general and administrative expenses was a non-cash expense related to the issuance of our common stock for services.   We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the first half of 2015, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Interest expense

Our interest expense for the three months ended March 31, 2016 and 2015 was $130,120 and $0, respectively.  The increase in interest expense is due to the issuance of convertible debentures in the latter half of 2015.  Interest expense includes the interest on the convertible debentures and the amortization of the debt discounts associated with the conversion features embedded in the convertible debentures.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the third and fourth quarters of 2015.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships each month, which began in the second quarter and which should continue through the end of 2016.

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

The Company used cash from operating activities of $170,202 and $71,668 for the three months ended March 31, 2016 and 2015, respectively.  The increase is due to the increase in non-cash expenses in 2016.

The Company generated cash from financing activities of $338,000 and $74,535 for the three months ended March 31, 2016 and 2015, respectively.  The increase is due to an advance from a related party in 2016.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $14,299,449 as of March 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Recent Developments

AutoTek Special Meeting, Results

On December 21, 2015, the Company announced the positive results of a special meeting of the shareholders of AutoTek, who voted to approve a transaction whereby the Company would purchase a source code asset (the "Source Code") from AutoTek.  Prior to the shareholder meeting, the Company has been using the Source Code pursuant to a License Agreement with AutoTek.

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

 Cancelation of Clean Choice Solar and Paragon Transactions

During the quarter ended March 31, 2016, the Company and Clean Choice Solar mutually agreed to not proceed with the previously disclosed acquisition transaction by the Company.  Additionally, the Company and Paragon Fabricators Incorporated and Paragon Field Services mutually agreed to not proceed with the previously disclosed acquisition transaction by the Company.

Announcement and Closing of Acquisition of Quality Circuit Assembly

On March 15, 2016, the Company entered into a Stock Purchase Agreement (the "QCA SPA") with Quality Circuit Assembly, Inc., a California company ("QCA") and its two shareholders, Jeffrey Moss and Dwight Hargreaves (collectively, the "QCA Sellers").

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

Pursuant to the QCA SPA, the Company, QCA, and the QCA Sellers agreed on the terms pursuant to which the Company would purchase from the QCA Sellers all of the outstanding shares of common stock of QCA (the "QCA Shares"). The purchase price to be paid by the Company for the QCA Shares consists of cash, and a convertible promissory note.   The "Cash Consideration" to be paid is the aggregate amount of $3,000,000, with $1,650,000 being paid to Mr. Moss, and $1,350,000 being paid to Mr. Hargreaves.  The "Promissory Note Consideration" will consist of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000, secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers will have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $1 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5%, and will be payable in full on the 36-month anniversary of the closing date of the transaction (namely, April 1, 2019).

The Company also agreed to hire Terry Protto as the QCA Division President:  Mr. Protto is a senior executive and entrepreneur with more than thirty years of senior executive management experience in several industries. Mr. Protto is a university graduate in business and law.  He is a former field grade US Army officer, and received an ROTC scholarship.  He has worked as an entrepreneur and as a small business owner.  He is a Strategic planner and a highly effective tactician.  His special interest and skills include being a business owner in the People's Republic of China, Taiwan and Hong Kong. He speaks functional Mandarin, Spanish and Italian.

In the QCA SPA, Mr. Moss and Mr. Hargreaves acknowledged and agreed that their entry into consulting agreements with the Company was an integral part of the transaction contemplated by the QCA SPA. As such, Mr. Moss and Mr. Hargreaves agreed to enter into consulting agreements with the Company and QCA, and continue to work with QCA for a period of time agreed upon by the Company and Mr. Moss and Mr. Hargreaves.

On March 31, 2016, the Company announced that the Company and QCA had closed the transaction, and that the Company had completed the acquisition of QCA pursuant to the terms discussed above, effective as of April 1, 2016.  As a result of the acquisition, on April 1, 2016, QCA became a direct, wholly owned subsidiary of the Company.

Sale/Leaseback Transaction

 On December 22, 2015, the Company entered into a purchase agreement to acquire a piece of real property with improvements (commercial building) in San Diego, CA, located at 3615 Kearny Villa Road, San Diego, CA 92123 (the "Property") for $3,895,000.  On February 5, 2016, the Company and AAE Pacific Park & Associates entered into a buy-sell agreement for the Property for $7,000,000.   On March 31, 2016, the Company completed the funding for the purchase of the Property for $3,895,000, effective April 1, 2016, and immediately sold that property to AAE Pacific Park and Associates for $7,000,000.  As a part of that purchase and sale of the Property, the Company paid $3,000,000 to the owners of QCA as the payment of the cash component under the QCA SPA described above. The Company also immediately entered into a 15-year lease on the Property with QCA.  Also at the closing of the QCA SPA and the purchase and sale of the Property, Celtic Capital lent QCA $1,077,500 to pay for various fees and items required to close the sale of the property and the purchase of the business. The lease payment is $46,666.67 per month.

Issuance of Unregistered Equity Securities

Subsequent to March 31, 2016, the Company issued an additional 1,550,000 shares of its Class A common stock. All of the 1,550,000 shares were issued in connection with employee and consultant compensation arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) inadequate control activities and monitoring processes; and (iii) failure in the process for identification and disclosure of related party transactions; and (iv) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, the Company sold an aggregate of 5,882 shares of its restricted Class A common stock in private offerings.  The Company raised an aggregate of approximately $5,000.  Additionally, the Company issued 495,000 shares of its restricted class A common stock in connection with the conversion of convertible notes payable.

Subsequent to March 31, 2016, the Company issued an additional 1,550,000 shares of its Class A common stock. All of the 1,550,000 shares were issued in connection with employee and consultant compensation arrangements.

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

10.4	Shannon Rigney Employment Agreement, dated as of September 30, 2015 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 23, 2015)

10.5	QCA Stock Purchase Agreement, dated as of March 15, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 15, 2016)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: May 16, 2016

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President, and Secretary (Principal Executive Officer, Principal Financial Officer)