Form 10-Q
period 2016-06-30
Alpine 4 Technologies Ltd.
filed 2016-08-15
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 13, 2016, the issuer had 21,162,807 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$26,344	$365,221
Accounts receivable	1,383,809	1,091,953
Inventory	1,156,618	949,362
Prepaid expenses and other current assets	73,422	12,193
Total current assets	2,640,193	2,418,729

Property and equipment, net	5,080,715	166,263
Intangible asset, net	364,884	-
Goodwill	2,440,760	-
Other non-current assets	571,937	-
Total non-current assets	8,458,296	166,263

TOTAL ASSETS	$11,098,489	$2,584,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,179,512	$655,942
Accrued expenses	220,399	116,984
Deferred Revenue	998	202,049
Notes payable	951,312	19,940
Notes payable, related parties	123,635	10,000
Convertible notes payable, net of discount of $75,257 and $0	333,245
Financing obligation Lease	17,998
Total current liabilities	2,827,099	1,004,915

NON-CURRENT LIABILITIES:
Long-term debt	159,023	39,522
Convertible notes payable	1,842,148
Financing obligation Lease	6,537,740	-
Deferred tax liability	346,310	66,970
Total non-current liabilities	8,885,221	106,492

TOTAL LIABILITIES	11,712,320	1,111,407

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized,21,162,807 and 6,730,162 shares issued and outstanding	2,116
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,600,000 and 0 shares issued and outstanding	160
Predecessor Common stock		240,000
Additional paid-in capital	15,186,362
Dividends	-	(129,253)
Accumulated earnings/(deficit)	(15,802,469)	1,362,838
Total stockholders' equity/(deficit)	(613,831)	1,473,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,098,489	$2,584,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Revenue	$2,036,436	$2,302,506
Cost of revenue	1,319,623	1,797,071
Gross Profit	716,813	505,435

Operating expenses:
General and administrative expenses	1,920,714	575,746
Depreciation	71,170	33,492
Amortization	10,833
Total operating expenses	2,002,717	609,238
Loss from operations	(1,285,904)	(103,803)

Other expenses
Interest expense	260,690	611
Other expenses/(income)	(51,948)
Total other expenses	208,742	611

Loss before income tax	(1,494,646)	(104,414)

Income tax	8,375	(2,184)

Net loss	$(1,503,021)	$(102,230)

Weighted average shares outstanding :
Basic	22,685,880
Diluted	22,685,880	-

Loss per share
Basic	$(0.07)
Diluted	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six month period
	Successor	Predecessor
	Period from April, 1, 2016 to June 30, 2016	Period from January 1, 2016 to March 31, 2016		Six Months Ended June 30, 2015

Revenue	$2,036,436		$1,788,654		$4,146,591
Cost of revenue	1,319,623		1,337,083		3,188,287
Gross Profit	716,813		451,571		958,304

Operating expenses:
General and administrative expenses	1,920,714		490,091		909,793
Depreciation	71,170		33,492		66,983
Amortization	10,833
Total operating expenses	2,002,717		523,583		976,776
Loss from operations	(1,285,904)		(72,012)		(18,472)

Other expenses
Interest expense	260,690		456		1,267
Other expenses/(income)	(51,948)
Total other expenses	208,742		456		1,267

Loss before income tax	(1,494,646)		(72,468)		(19,739)

Income tax	8,375		(31,770)		34,938

Net loss	$(1,503,021)		$(40,698)		$(54,677)

Weighted average shares outstanding :
Basic	22,685,880
Diluted	22,685,880		-		-

Loss per share
Basic	$(0.07)	$		$
Diluted	$(0.07)	$		$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six month period
	Successor	Predecessor
	Period from April, 1, 2016 to June 30, 2016	Period from January 1, 2016 to March 31, 2016	Six Months Ended June 30, 2015
OPERATING ACTIVITIES:
Net loss	$(1,503,021)	$(40,698)	$(54,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,170	33,492	66,983
Amortization	10,833
Employee stock compensation	956,250
Stock issued for services	262,240
Amortization of debt discounts	98,476
Change in current assets and liabilities:
Accounts receivable	(288,211)	(3,466)	(299,350)
Inventory	3,097	(423)	56,329
Prepaids	(19,887)	(41,342)	(35,558)
Accounts payable	22,062	(3,314)	286,234
Accrued expenses	79,455	24,461	(22,004)
Taxes payable	-	(41,645)	(20,986)
Net cash used in operating activities	(307,536)	(72,935)	(23,029)

INVESTING ACTIVITIES:
Capital expenditures	(84,050)		(14,024)
Acquisition, net of cash acquired	(2,800,000)
Net cash used by investing activities	(2,884,050)	-	(14,024)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable	-		45,000
Repayments of advance from related party	-	(10,000)	-
Proceeds from issuances of notes payable, non-related party	782,835
Repayments of notes payable, non-related party	(5,000)	(59,461)	(9,586)
Proceeds from convertible notes payable	12,500	-
Proceeds from the sale of common stock	6,000	-
Net Proceeds from financing obligation lease, net of commissions and financing charges	2,700,102
Change in restricted cash	(525,270)
Cash paid for rent deposit on lease of building	(46,667)
Cash paid on financing lease obligation	(49,356)
Net cash provided (used) by financing activities	2,875,144	(69,461)	35,414

NET INCREASE (DECREASE) IN CASH	(316,442)	(142,396)	(1,639)

CASH, BEGINNING BALANCE	342,786	365,221	224,290

CASH, ENDING BALANCE	$26,344	$222,825	$222,651

CASH PAID FOR:
Interest	$163,651	$456	$1,267
Income taxes	$-	$47,500	$350,952

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$58,520	$-	$-
Issuance of note payable for acquisition of QCA	$2,000,000	$-	$-
Purchase of building from lease proceeds	$3,895,000	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2016
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2016. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
Description of Business

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company was a technology holding company with a heavy concentration in the automotive industry. The Company provides a distinctive and powerful advantage to management, sales, finance, and service departments at automotive dealerships in order to increase productivity, profitability and customer retention through the Company's flagship program, 6th Sense Auto. The 6th Sense Auto program uses disruptive technology to improve inventory management, reduce costs, increase sales and enhance service. The 6th Sense Auto program serves a two-fold solution addressing both business to business and business to consumer market needs.

Acquisition Reporting

As discussed in note 9, the Company entered into a stock purchase transaction with Quality Circuit Assembly, Inc. ("QCA") in which the Company purchased 100% of QCA's stock.

The consolidated financial statements herein are presented under predecessor entity reporting and because the acquiring entity had nominal operations as compared with the acquired, QCA, prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 1, 2016, the effective date for financial reporting purposes of the stock purchase agreement.  In the following discussion, the results of the operations and cash flows for the periods ended on or prior to March 31, 2016, and the financial position of QCA as of balance sheet date on or prior to March 31, 2016 are referred to as "Predecessor" financial information, and the results of operation and cash flows of the Company for periods beginning April 1, 2016 and the financial position of the Company as of April 1, 2016 and subsequent balance sheet dates are referred to herein as "Successor" consolidated financial information.

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of June 30, 2016 (Successor) and December 31, 2015 (Predecessor).  Significant intercompany balances and transactions have been eliminated.

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

Major Customers

For all periods presented the Company had two customers that made up approximately 50% of total revenues.  All other customers were less than 10% each of total revenues in each period.

For all periods presented the Company had two customers that made up approximately 50% of outstanding accounts receivable.  All other customers were less than 10% each of total accounts receivable for each period presented.

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

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory is in each area as of June 30, 2016 (Successor) and December 31, 2015 (Predecessor).

	Jun 30, 2016 (Successor)	December 31, 2015 (Predecessor)
Raw materials	$414,105	$391,845
WIP	388,715	351,697
Finished goods	340,798	192,820
In Transit	13,000	13,000
	$1,156,618	$949,362

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from five years to 39 years as follows:

Buildings	39 years
Equipment	5 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Below is a table of Property and Equipment

Property and Equipment
	Jun 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Machinery & Equipment	$1,256,885	$1,191,843
Office furniture & fixtures	-	164,868
Building	3,895,000	-
Less: Accumulated Depreciation	(71,170)	(1,190,448)
	$5,080,715	$166,263

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Leasehold Improvements	15 years
Non-compete agreements	5 years
Software development	5 years

Below are tables for Intangibles and Other Long-Lived Assets

Intangibles
	Jun 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Leasehold Improvements	$69,000	$-
Software	165,050	-
Noncompete	100,000	-
Other	50,000	-
Less: Accumulated Amortization	(19,166)	-
	$364,884	$-

Other Intangibles consist of QCA trade name, long lived customer relationships and customer lists.

Other Non-Current Assets
	Jun 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Restricted Cash	$525,270	$-
Deposits	46,667	-
	$571,937	$-

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the three months ended June 30, 2016 (Successor), the period from January 1, 2016 through March 31, 2016 (Predecessor) and the six months ended June 30,2015 (Predecessor), there have been no impairment losses.

Goodwill

In financial reporting goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.

We review goodwill for impairment by performing a two-step goodwill impairment test.  The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss.

The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination.  Then, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

The Company has recorded no impairment of goodwill.

Fair Value Measurement

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes and line of credit.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

When the Company enters into an agreement with a car dealership that wants to utilize its LotWatch™ service, a telematics device must be installed in each vehicle.  The Company will generally charge the car dealership a flat fee to install its telematics device in each vehicle.  The Company recognizes revenue when all the devices have been installed.  At the end of each month, the Company will charge the dealership a fee based on the average number of cars on the dealer's lot during the month and revenue is recognized at that time (end of the month).

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

The Company also derives revenue from the sale of circuit boards and wire harnesses and recognizes revenue either FOB Origin or FOB Destination dependent upon the contract with the customer.

We consider revenue recognizable when persuasive evidence of an arrangement exists, the price is fixed or determinable, goods or services have been shipped or delivered, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, the goods or services have been shipped or delivered to the customer, and we have sufficient evidence of collectability, such a payment history with the customer.  Our records for all periods presented have been sufficient to satisfy all of the four requirements.

Leases

Leases are reviewed by management and examined to see if they are required to be categorized as an operating lease, a capital lease or a financing transaction.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Related Party Disclosure

FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.
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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805).  Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The adoption of ASU 2015-016 is not expected to have a material effect on the Company's financial statements.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise some doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company has a two-fold plan to resolve these risks.  First the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for Q2.  Second, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services to that capital raise.

Note 4 – Leases

During the three months ending June 30, 2016 (Successor) the Company entered into a financing transaction for a building.  The Company bought ($3,895,000) and sold ($7,000,000) the property to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back the property.  Since the leaseback was not a normal leaseback this transaction is recorded as a financing transaction with the asset and related financing obligation recorded on the balance sheet.  The lease has a 15-year term expiring in 2031 and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the building.  The Company also issued a letter of credit for $525,270 in favor of the landlord; the letter of credit is collateralized by a savings account which is classified as restricted cash under non-current assets.  The liability under the financing transaction as of June 30, 2016 (Successor) totals $9,949,789.  Imputed interest of $3,394,051 is being amortized over the lease term.  The Company paid costs of $54,898 and a commission of $350,000 in conjunction with the transaction, which is characterized as debt issuance costs and will be amortized over the lease term.  The current unamortized balance of the debt issuance costs is $320,833 and in accordance with ASU 2015-03 debt issuance costs are reflected as a contra-liability reducing the related lease financing obligation.

As of June 30, 2016 (Successor) the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:

Fiscal Year
2016	$234,998
2017	571,499
2018	584,763
2019	599,382
2020	614,366
Thereafter	7,344,781
Total	9,949,789
Less: Current leases financing obligation	(17,998)
Less: imputed interest	(3,394,051)
Noncurrent leases financing obligation	$6,537,740

The Company also has a commitment to pay $276,000 towards Leasehold Improvements of which $69,000 has been satisfied and reflected on the balance sheet as of June 30, 2016 (Successor).

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Since this is a financing transaction the sale is recorded under Lease financing obligation on the Balance Sheet and amortized over the 15-year term of the lease.

Note 5 – Notes Payable

During the three months ended June 30, 2016 (Successor) the Company secured a line of credit with a third-party lender, of which $327,500 was received on March 30, 2016.  The line of credit is collateralized by QCA's outstanding accounts receivable, up to 80%, and inventory with max draws of $2,000,000 and $125,000, respectively, and a variable interest rate.  The Company also secured a five-year variable interest rate term loan, due March 15, 2021, with Celtic which is collateralized by QCA's equipment.  As of June 30, 2016 (Successor) the outstanding balances for the loans are as follows:

June 30, 2016 (Successor)
LOC current	$816,535
Inventory current	100,000
Equipment current	34,777
Total Current	$951,312
Equipment noncurrent	159,023
Total Notes	$1,110,335

Note 6 – Notes Payable, Related Parties

At June 30, 2016 (Successor), and June 30, 2015 (Predecessor), notes payable consisted of the following:

	June 30,	December 31,
	2016 (Successor)	2015 (Predecessor)

Note payable; non-interest bearing; due upon demand; unsecured	$92,100	$0
Note payable; non-interest bearing; due upon demand; unsecured	0	10,000
Note payable; non-interest bearing; due upon demand; unsecured	15,000	0
Note payable; non-interest bearing; due upon demand; unsecured	15,000	0
Note payable; non-interest bearing; due upon demand; unsecured	1,535	0
	$123,635	$10,000

Note 7 – Convertible Notes Payable

During the six months ended June 30, 2016 (Successor) and year ended December 31, 2015 (Predecessor), the Company entered into convertible note agreements with investors.  The convertible notes are unsecured; bear interest at 5-20% annually, and are due from April 27, 2016, to July 1, 2019.  All of the convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock.  Notes are convertible at $1.00 per share, except for those issued for a business acquisition, which are convertible at $10.00 per share.  The debt discount, which arises from a beneficial conversion feature on the $1 per share investor notes, is being amortized over the terms of the convertible notes payable.  For the three months ended June 30, 2016 (Successor), the Company recognized interest expense of $87,165 related to the amortization of the debt discount.  Company has evaluated Embedded Conversion Feature for convertible notes and determined a debt discount of $75,257.

Convertible notes payable at June 30, 2016 (Successor) and December 31, 2015 (Predecessor), consisted of the following:

	Jun 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Convertible Note - current	$408,502	$-
Debt discount	(75,257)	-
Net current	$333,245	$-

Convertible Note - noncurrent	1,842,148	-

Total Convertible Note	$2,175,393	$-

See Note 9 "Business Combination" for details on $2,000,000 convertible note.

A roll forward of the convertible notes payable is provided below:

Balance outstanding, April 1, 2016 (Successor)	$131,928
Issuance of convertible notes payable for acquisition	2,000,000
Issuance of convertible notes payable for cash	12,500
Notes paid	(5,000)
Conversion of note payable to common stock	(51,200)
Amortization of debt discount	87,165
Balance outstanding, June 30, 2016 (Successor)	$2,175,393

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of August 4, 2016, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the three months ended June 30, 2016:

•
issued 183,548 (150,000 to related parties) shares of its Class A common stock for services valued at $1,218,490 ($956,290 related parties), of the related party shares 100,000 are fully vested with 50,000 vesting from April 18, 2016 to April 18, 2017.  Unrecognized compensation for the unvested shares is $318,750 which will be recognized over the vesting period;

•	issued 58,520 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest totaling $58,520;

•	issued 670 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $6,000.

There were no equity transactions related to the Predecessor Company during any Predecessor period presented.

Reverse Stock Split

On July 29, 2016 the Company adopted a resolution approved by the shareholders to issue a reverse stock split at a ratio of one (1) new share for each ten (10) old shares of the Company's commons stock (the "Reverse Split").  By its terms, the Reverse Split would only reduce the number of outstanding shares of Class A and Class B common stock, and would not correspondingly reduce the number of Class A and Class B common shares authorized for issuance, which remained at 500,000,000 and 100,000,000, respectively.

The financial statements have been retrospectively restated to reflect the reverse split.

Note 9 – Business Combination

Effective April 1, 2016 the Company Purchased 100% of the stock of Quality Circuit Assembly, Inc., a California company ("QCA").

The purchase price paid by the Company for the QCA Shares consists of cash, and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000.  The "Promissory Note Consideration" consists of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000 ($157,852 current, $1,842,148 noncurrent), secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5% with first payment due July 1, 2016, and will be payable in full in 36-months (namely, July 1, 2019).

A summary of the preliminary purchase price allocation at fair value is below.

Purchase Allocation
Cash	$200,000
Accounts Receivable	1,095,419
Inventory	930,783
Property, Plant & Equipment	1,256,885
Prepaid	53,535
Intangibles	150,000
Goodwill	2,440,760
Accounts Payable	(652,628)
Accrued Expenses	(128,444)
Deferred Tax Liability	(346,310)
$5,000,000

Preliminary purchase price allocation is pending finalization of tax effect on intangibles.

Unaudited pro forma result of operations for the three and six months ended June 30, 2015 as if the Companies had been combined as of January 1, 2015, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

	Pro Forma Combined Financials
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Revenue	$2,302,506	$4,146,591

Net (Loss) Income	$(165,175)	$(8,664,947)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.00)	$(0.10)

Note 10 – Subsequent Events

Reverse Stock Split

On July 29, 2016 the Company adopted a resolution approved by the shareholders to issue a reverse stock split at a ratio of one (1) new share for each ten (10) old shares of the Company's commons stock (the "Reverse Split").  By its terms, the Reverse Split would only reduce the number of outstanding shares of Class A and Class B common stock, and would not correspondingly reduce the number of Class A and Class B common shares authorized for issuance, which remained at 500,000,000 and 100,000,000, respectively.

The financial statements have been retrospectively restated to reflect the reverse split.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (formerly ALPINE 4 Inc. and Alpine 4 Automotive Technologies Ltd.) (the "Company") was incorporated in the State of Delaware on April 22, 2014.  Between inception and August 2014, the Company was in the developmental stage and conducted virtually no business operations.  On August 5, 2014, the Company entered into a Licensing Agreement (the "License Agreement") with AutoTek Incorporated ("AutoTek").  Pursuant to the License Agreement, AutoTek granted to Alpine 4 an exclusive, transferable (including sub licensable) worldwide perpetual license of the source code that could be developed into the LotWatch and ServiceWatch Products, to make, use, and sell products incorporating the LotWatch and ServiceWatch products (the "Licensed Products").  The Company was required to pay to AutoTek royalty payments equal to $10 per ServiceWatch device activated using the Licensed Technology.

The Company and AutoTek worked together to complete the asset purchase transaction, which closed on February 4, 2016. Also on February 4, 2016, the Company closed a share exchange transaction with the AutoTek shareholders, pursuant to which AutoTek shareholders exchanged an aggregate of 25,000,000 shares of AutoTek common stock for 15,000,000 shares of the Company's Class A common stock.

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

Market Size and Growth

There are approximately 60,000 auto dealerships in the United States. This includes new car dealerships affiliated with an auto manufacturer and independent used car dealerships ranging from small lots to megadealers such as AutoNation. In 2014, 40.5 million used vehicles were sold, representing approximately two and half times the number of new vehicles sold. Moreover, total used vehicle sales by new car dealers increased 8 percent in 2014 to 15 million units in 2015, the highest level since 2005.  As such, with almost 55.5 million vehicles sold domestically each year, the Company's management believes that our 6SA program has a $12-billion-dollar market opportunity.

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

For the greater part of 2016, Alpine 4's primary interests will lie in the following: software, automotive technologies, electronics manufacturing, energy services and fabrication technologies; or those companies that support these industries.  At the core of our acquisition strategy is our focus on existing smaller middle market operating companies with revenues of $5 to $50 million.  In this target-rich environment, we believe that businesses generally sell at more reasonable multiples, present greater opportunities for operational and strategic improvements and have greater potential for growth.

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

Inventory Management and Vehicle Location:  The 6SA Inventory Management System easily allows dealership personnel to locate vehicles in inventory so their sales team can easily guide a customer to the exact car they are looking for, which allows them to:

-	Locate the exact vehicle(s) they are looking for and not have to search the lot;

-	See if the vehicle has fuel and the battery is charged (Dead batteries kill deals!); and

-	Respond to customer's inquiries more quickly and as a result, drive sales.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises some doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company has a two-fold plan to resolve these risks.  First the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for Q2.   Second, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services to that capital raise.

Results of Operations

Revenue
Our revenues were $2,036,436 for the three months ended June 30, 2016 (Successor) and $1,788,654 for the three months ended March 31, 2016 (Predecessor).  This compares with $4,146,591 generated during the six months ended June 30, 2015 (Predecessor).  Predecessor revenue is from circuit board and wire harness sales.  Successor revenues include these as well as the 6SA products and services.  The Company began selling the 6SA products and services during the second half of 2015, and expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second quarter of 2015 and which will continue through 2016.

Cost of Revenue

Our cost of revenues was $1,319,623 for the three months ended June 30, 2016 (Successor) and $1,337,083 for the three months ended March 31, 2016 (Predecessor).  This compares with $3,188,287 for the six months ended June 30, 2015 (Predecessor). We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses were $1,920,714 for the three months ended June 30, 2016 (Successor) and $490,091 for the three months ended March 31, 2016 (Predecessor).  This compares with $909,793 for the six months ended June 30, 2015 (Predecessor).  For the six months ended June 30, 2016 (Successor) and 2015 (Predecessor), $1,218,490 and $0 of our general and administrative expenses was a non-cash expense related to the issuance of our common stock for services, of which $956,250 was for employee stock compensation.  We expect that our overall general and administrative expenses will decrease over the next 12 months as we have completed funding most of our anticipated employee stock plan.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second half of 2016, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in increased expenses in these areas to the Company.

Interest expense

Our interest expense was $260,690 for the three months ended June 30, 2016 (Successor) and $456 for the three months ended March 31, 2016 (Predecessor).  This compares with $1,267 for the six months ended June 30, 2015 (Predecessor).   The increase in interest expense is due to the increase in debt, including convertible notes, along with interest costs associated with the purchase of QCA.  Interest expense includes the interest on the convertible debentures and the amortization of the debt discounts associated with the conversion features embedded in the convertible debentures.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the third and fourth quarters of 2016.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships each month, which began in the second quarter and which should continue through the end of 2016.

Management expects to have sufficient working capital for continuing operations from either the sale of its products, its subsidiaries product and services' revenue, or through the raising of additional capital through private offerings of our securities. Additionally, as of the date of this Report, the Company was in negotiations to acquire two businesses, which management believes will provide additional operating revenues to the Company.  There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management, or at all.

The Company used cash from operating activities of $307,536 for the three months ended June 30, 2016 (Successor) and $72,935 for the three months ended March 31, 2016 (Predecessor).  This compares with $23,029 for the six months ended June 30, 2015 (Predecessor).  The increase is due to the increase of accounts receivable.

The Company used cash from investing activities of $2,884,050 for the three months ended June 30, 2016 (Successor) and $0 for the three months ended March 31, 2016 (Predecessor).  This compares with $14,024 for the six months ended June 30, 2015 (Predecessor).  The increase is due to the purchase of QCA.

The Company generated cash from financing activities of $2,875,144 for the three months ended June 30, 2016 (Successor) and used $69,461 for the three months ended March 31, 2016 (Predecessor).  This compares with generation of $35,414 for the six months ended June 30, 2015 (Predecessor).  The increase is due to the financing transaction of the building and notes payable in the acquisition of QCA.

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

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition, inventory valuation and lease accounting. Management considers these policies critical because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Revenue Recognition

Alpine 4 has a portfolio of consumer and professional software applications called 6thSenseAuto, which consists primarily of the Company's two products previously branded as LotWatch™ and ServiceWatch™.

LotWatch™ is a product for dealerships to give them vehicle inventory information. Our telematics devices use information gathered from the OBD (On Board Diagnostics) port, and by utilizing both GPS technology and cellular based service, the LotWatch™ module provides specific, real-time, accurate information about a dealership's fleet of new vehicles. This information can be easily accessed and viewed on Alpine 4's interface anywhere the dealership has internet access.

ServiceWatch™ is a product for the driving consumer that also uses information gathered from the OBD port.  By utilizing both GPS technology and cellular based service, the ServiceWatch™ module provides vehicle specific real-time, accurate information to a dealership's service department to increase sales all while improving their level of service.

When the Company enters into an agreement with a car dealership that wants to utilize its LotWatch™ service, a telematics device must be installed in each vehicle.  The Company will generally charge the car dealership a flat fee to install its telematics device in each vehicle.  The Company recognizes revenue when all the devices have been installed.  At the end of each month, the Company will charge the dealership a fee based on the average number of cars on the dealer's lot during the month and revenue is recognized at that time (end of the month).

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

We consider revenue recognizable when persuasive evidence of an arrangement exists, the price is fixed or determinable, goods or services have been shipped or delivered, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, the goods or services have been shipped or delivered to the customer, and we have sufficient evidence of collectability, such a payment history with the customer.  Our records at June 30, 2016 (Successor) and 2015 (Predecessor) have been sufficient to satisfy all of the four requirements.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Recent Developments

Acquisition of Quality Circuit Assembly

Effective April 1, 2016 the Company Purchased 100% of the stock of Quality Circuit Assembly, Inc., a California company ("QCA").

The purchase price paid by the Company for the QCA Shares consists of cash, and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000, with $1,650,000 being paid to Mr. Moss, and $1,350,000 being paid to Mr. Hargreaves.  The "Promissory Note Consideration" consists of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000, secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5%, and will be payable in full on the 39-month anniversary of the closing date of the transaction (namely, July 1, 2019).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, the Company sold an aggregate of 670 shares of its restricted Class A common stock in private offerings.  The Company raised an aggregate of approximately $6,000.  The Company issued 58,520 shares of its restricted class A common stock in connection with the conversion of convertible notes payable.  Additionally, the Company issued 161,548 (130,000 to employees) shares of its Class A common stock for services.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mining Safety Disclosures

Not applicable.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

10.5	QCA Stock Purchase Agreement, dated as of March 15, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 15, 2016)

10.6	Reverse stock slip of 1 to 10 as of July 29, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 3, 2016)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: August ___, 2016

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President, and Secretary (Principal Executive Officer, Principal Financial Officer)