Form 10-Q
period 2016-09-30
Alpine 4 Technologies Ltd.
filed 2016-11-14
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 14, 2016, the issuer had 21,281,117 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$117,782	$365,221
Accounts receivable	1,348,290	1,091,953
Inventory	994,061	949,362
Prepaid expenses and other current assets	144,500	12,193
Total current assets	2,604,633	2,418,729

Property and equipment, net	4,976,261	166,263
Intangible asset, net	439,433	-
Goodwill	2,491,945	-
Other non-current assets	579,636	-
Total non-current assets	8,487,275	166,263

TOTAL ASSETS	$11,091,908	$2,584,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,307,264	$655,942
Accrued expenses	366,272	116,984
Deferred Revenue	-	202,049
Deposits	2,530	-
Notes payable	844,042	19,940
Notes payable, related parties	30,000	10,000
Convertible notes payable, net of discount of $49,319 and $0	361,457
Financing Lease Obligation	13,562
Total current liabilities	2,925,127	1,004,915

NON-CURRENT LIABILITIES:
Long-term debt	148,823	39,522
Convertible notes payable	1,801,551
Financing Lease Obligation	6,540,225	-
Deferred tax liability	346,310	66,970
Total non-current liabilities	8,836,909	106,492

TOTAL LIABILITIES	11,762,036	1,111,407

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 21,281,117 shares issued and outstanding	2,128
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,600,000 and 0 shares issued and outstanding	160
Predecessor Common stock		240,000
Additional paid-in capital	15,652,220
Dividends	-	(129,253)
Accumulated earnings/(deficit)	(16,324,636)	1,362,838
Total stockholders' equity/(deficit)	(670,128)	1,473,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,091,908	$2,584,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Revenue	$2,258,099		$1,824,719
Cost of revenue	1,410,772		1,427,514
Gross Profit	847,327		397,205

Operating expenses:
General and administrative expenses	937,449		279,856
Depreciation	104,455		33,492
Amortization	10,901		-
Total operating expenses	1,052,805		313,348
Gain (Loss) from operations	(205,478)		83,857

Other expenses
Interest expense	366,825		555
Other expenses/(income)	(49,173)
Total other expenses	317,652		555

Gain (Loss) before income tax	(523,130)		83,302

Income tax expense (benefit)	(964)		43,339

Net Income (loss)	$(522,166)		$39,963

Weighted average shares outstanding :
Basic	22,842,265
Diluted	22,842,265		-

Loss per share
Basic	$(0.02)	$
Diluted	$(0.02)	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine month period
	Successor	Predecessor
	Period from April, 1, 2016 to September 30, 2016	Period from January, 1, 2016 to March 31, 2016		Nine Months Ended September 30, 2015

Revenue	$4,294,535		$1,788,654		$5,971,309
Cost of revenue	2,730,395		1,337,083		4,615,800
Gross Profit	1,564,140		451,571		1,355,509

Operating expenses:
General and administrative expenses	2,858,163		490,091		1,189,649
Depreciation	175,625		33,492		100,475
Amortization	21,734		-		-
Total operating expenses	3,055,522		523,583		1,290,124
Gain (Loss) from operations	(1,491,382)		(72,012)		65,385

Other expenses
Interest expense	627,515		456		1,822
Other expenses/(income)	(101,121)
Total other expenses	526,394		456		1,822

Gain (Loss) before income tax	(2,017,776)		(72,468)		63,563

Income tax expense (benefit)	7,411		(31,770)		78,277

Net loss	$(2,025,187)		$(40,698)		$(14,714)

Weighted average shares outstanding :
Basic	22,760,422
Diluted	22,760,422		-		-

Loss per share
Basic	$(0.09)	$		$
Diluted	$(0.09)	$		$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine month period
	Successor	Predecessor
	Period from April, 1, 2016 to September 30, 2016	Period from January, 1, 2016 to March 31, 2016	Nine Months Ended September 30, 2015
OPERATING ACTIVITIES:
Net loss	$(2,025,187)	$(40,698)	$(14,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175,625	33,492	100,475
Amortization	21,734
Employee stock compensation	1,062,500
Stock issued for services	406,740
Amortization of debt issuance	4,493
Amortization of debt discounts	226,913
Change in current assets and liabilities:
Accounts receivable	(303,735)	(3,466)	(83,595)
Inventory	179,293	(423)	(304)
Prepaids	(110,748)	(41,342)	(17,352)
Accounts payable	149,813	(3,314)	143,689
Accrued expenses	244,388	24,461	(27,531)
Deferred revenue	(998)	-	202,049
Taxes payable	-	(41,645)	(164,068)
Net cash provided (used) in operating activities	30,831	(72,935)	138,649

INVESTING ACTIVITIES:
Capital expenditures	(169,500)		(14,024)
Acquisition, net of cash acquired	(2,800,000)
Net cash used by investing activities	(2,969,500)	-	(14,024)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	-		45,000
Proceeds from issuances of notes payable, non-related party	2,499,847
Repayments issuances of notes payable, non-related party	(1,834,482)
Repayments of notes, related party	(1,535)	(10,000)	-
Repayments of notes payable, non-related party	(43,323)	(59,461)	(14,437)
Proceeds from convertible notes payable	12,500
Proceeds from the sale of common stock	6,000
Net Proceeds from financing lease obligation, net of commissions and financing charges	2,704,260
Change in restricted cash	(532,969)
Cash paid for rent deposit on lease of building	(46,667)
Cash paid on financing lease obligation	(49,966)
Net cash provided (used) by financing activities	2,713,665	(69,461)	30,563

NET INCREASE (DECREASE) IN CASH	(225,004)	(142,396)	155,188

CASH, BEGINNING BALANCE	342,786	365,221	224,290

CASH, ENDING BALANCE	$117,782	$222,825	$379,478

CASH PAID FOR:
Interest	$217,791	$456	$1,841
Income taxes	$-	$47,500	$308,652

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$159,830	$-	$-
Issuance of note payable for acquisition of QCA	$2,000,000	$-	$-
Purchase of building from lease proceeds	$3,895,000	$-	$-
Debt discount from convertible note payable	$113,810	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2016
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2016. The results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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

The consolidated financial statements herein are presented under predecessor entity reporting and because the acquiring entity had nominal operations as compared with the acquired company, QCA, prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 1, 2016, the effective date for financial reporting purposes of the stock purchase agreement.  In the following discussion, the results of the operations and cash flows for the periods ended on or prior to March 31, 2016, and the financial position of QCA as of balance sheet date on or prior to March 31, 2016 are referred to as "Predecessor" financial information, and the results of operations and cash flows of the Company for periods beginning April 1, 2016 and the financial position of the Company as of April 1, 2016 and subsequent balance sheet dates are referred to herein as "Successor" consolidated financial information.

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of September 30, 2016 (Successor) and December 31, 2015 (Predecessor).  Significant intercompany balances and transactions have been eliminated.

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

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory is in each area as of September 30, 2016 (Successor) and December 31, 2015 (Predecessor).

	Sep 30, 2016 (Successor)	December 31, 2015 (Predecessor)
Raw materials	$421,970	$391,845
WIP	246,226	351,697
Finished goods	312,865	192,820
In Transit	13,000	13,000
	$994,061	$949,362

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

Below is a table of Property and Equipment

Property and Equipment
	Sep 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Machinery & Equipment	$1,256,885	$1,191,843
Office furniture & fixtures	-	164,868
Building	3,895,000	-
Less: Accumulated Depreciation	(175,624)	(1,190,448)
	$4,976,261	$166,263

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Leasehold Improvements	15 years
Non-compete agreements	5 years
Software development	5 years

Below are tables for Intangibles and Other Long-Lived Assets

Intangibles
	Sep 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Leasehold Improvements	$140,200	$-
Software	179,300	-
Noncompete	100,000	-
Other	50,000	-
Less: Accumulated Amortization	(30,067)	-
	$439,433	$-

Other Intangibles consist of QCA's trade name, long lived customer relationships and customer lists.

Other Non-Current Assets
	Sep 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Restricted Cash	$525,270	$-
Deposits	54,366	-
	$579,636	$-

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the three and six months ended September 30, 2016 (Successor), the period from January 1, 2016 through March 31, 2016 (Predecessor) and the nine months ended September 30, 2015 (Predecessor), there have been no impairment losses.

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

The Company has recorded no impairment of goodwill in any period presented.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible notes payable , but they are anti-dilutive due to the net loss incurred.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period.
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

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for Q2 and Q3.  Second, the Company is close to acquiring another company that, like QCA, will increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services to that capital raise.

Note 4 – Leases

During the nine months ending September 30, 2016 (Successor) the Company entered into a financing transaction for a building.  The Company bought ($3,895,000) and sold ($7,000,000) the property to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back the property.  Since the leaseback was not a normal leaseback this transaction is recorded as a financing transaction with the asset and related financing obligation recorded on the balance sheet.  The lease has a 15-year term expiring in 2031 and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the building.  The Company also issued a letter of credit for $525,270 in favor of the landlord; the letter of credit is collateralized by a savings account which is classified as restricted cash under non-current assets.  The liability under the financing transaction as of September 30, 2016 (Successor) totals $9,855,790.  Imputed interest of $3,302,003 is being amortized over the lease term.  The Company paid costs of $54,898 and a commission of $350,000 in conjunction with the transaction, which is characterized as debt issuance costs and will be amortized over the lease term.  The current unamortized balance of the debt issuance costs is $349,028 and in accordance with ASU 2015-03 debt issuance costs are reflected as a contra-liability reducing the related financing lease obligation.

As of September 30, 2016 (Successor) the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:

Fiscal Year
2016	$140,999
2017	571,499
2018	584,763
2019	599,382
2020	614,366
Thereafter	7,344,781
Total	9,855,790
Less: Current leases financing obligation	(13,562)
Less: imputed interest	(3,302,003)
Noncurrent leases financing obligation	$6,540,225

The Company also has a commitment to pay $276,000 towards Leasehold Improvements of which $138,000 has been satisfied and reflected on the balance sheet as of September 30, 2016 (Successor).

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Since this is a financing transaction the sale is recorded under financing obligation lease on the Balance Sheet and amortized over the 15-year term of the lease.

Note 5 – Notes Payable

During the nine months ended September 30, 2016 (Successor) the Company secured a line of credit with a third-party lender, of which $327,500 was received in Q1.  The line of credit is collateralized by QCA's outstanding accounts receivable, up to 80%, and inventory with maximum draws of $2,000,000 and $125,000, respectively, and a variable interest rate.  The Company also secured a five-year variable interest rate term loan with Celtic which is collateralized by QCA's equipment.  As of September 30, 2016 (Successor) the outstanding balances for the loans are as follows:

September 30, 2016 (Successor)
Line of credit current	$713,265
Inventory current	96,000
Equipment current	34,777
Total Current	$844,042
Equipment noncurrent	148,823
Total Notes	$992,865

Note 6 – Notes Payable, Related Parties

At September 30, 2016 (Successor), and December 31, 2015 (Predecessor), notes payable consisted of the following:

	September 30,	December 31,
	2016 (Successor)	2015 (Predecessor)

Note payable; non-interest bearing; due upon demand; unsecured	0	10,000
Note payable; non-interest bearing; due upon demand; unsecured	15,000	0
Note payable; non-interest bearing; due upon demand; unsecured	15,000	0
	$30,000	$10,000

During the three months ended September 30, 2016 (Successor) a note with a related party was amended with a conversion option (see Note 7 for convertible notes description).  The amendment resulted in extinguishment of the original note because a conversion feature was added.  Management has evaluated the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that the conversion option meets the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the conversion option.  Management also evaluated the conversion feature for whether it was beneficial as described in ASC Topic 470-30 and concluded it was beneficial because the conversion price at commitment date was less than the fair value of the Company's common stock.  The note converted during the three months ended September 30, 2016 (Successor) and thus the BCF discount was expensed to interest expense in its entirety.

Note 7 – Convertible Notes Payable

During the nine months ended September 30, 2016 (Successor) and year ended December 31, 2015 (Predecessor), the Company entered into convertible note agreements with investors.  The convertible notes are unsecured; bear interest at 5-20% annually, and are due from April 27, 2016, to July 1, 2019.  All of the convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock.  Notes are convertible at $1.00 per share, except for those issued for a business acquisition, which are convertible at $10.00 per share.  The debt discount, which arises from a beneficial conversion feature ("BCF") on the $1 per share investor notes, is being amortized over the terms of the convertible notes payable.  Total BCF discount is $113,810 for the six months ended September 30, 2016 (Successor).  For the three months ended September 30, 2016 (Successor), the Company recognized interest expense of $139,748 related to the amortization of the debt discount.  Company has evaluated Embedded Conversion Feature for convertible notes and BCF discount has a balance of $49,319 at September 30, 2016.

Convertible notes payable at September 30, 2016 (Successor) and December 31, 2015 (Predecessor), consisted of the following:

	Sep 30, 2016 (Successor)	Dec 31, 2015 (Predecessor)
Convertible Note - current	$410,776	$-
Debt discount	(49,319)	-
Net current	$361,457	$-

Convertible Note - noncurrent	1,801,551	-

Total Convertible Note	$2,163,008	$-

See Note 9 "Business Combination" for details on $2,000,000 convertible note.

A roll forward of the convertible notes payable is provided below:

Balance outstanding, April 1, 2016 (Successor)	$131,928
Issuance of convertible notes payable for acquisition	2,000,000
Issuance of convertible notes payable for cash	12,500
Notes paid	(43,323)
Conversion of notes payable to common stock	(51,200)
Discount from beneficial conversion feature	(113,810)
Amortization of debt discount	226,913
Balance outstanding, September 30, 2016 (Successor) $	2,163,008

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of November 11, 2016, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the six months ended September 30, 2016:

•
issued 200,548 (157,000 to related parties) shares of its Class A common stock for services, of the related party shares 107,000 are fully vested with 50,000 vesting from April 18, 2016 to April 18, 2017.  Unrecognized compensation for the unvested share is $212,500 which will be recognized over the vesting period;

•
issued 159,830 (101,310 to a related party on conversion of principal of $92,100 and accrued interest of $9,210) shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest;

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

Note 9 – Business Combination

Effective April 1, 2016 the Company Purchased 100% of the stock of Quality Circuit Assembly, Inc., a California company ("QCA").

The purchase price paid by the Company for the QCA Shares consists of cash, and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000.  The "Promissory Note Consideration" consists of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000 ($160,126 current, $1,801,551 noncurrent), secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5% with first payment due July 1, 2016, and will be payable in full in 36-months (namely, July 1, 2019).

A summary of the preliminary purchase price allocation at fair value is below.

Purchase Allocation
Cash	$200,000
Accounts Receivable	1,044,375
Inventory	950,424
Property, Plant & Equipment	1,256,885
Prepaid	53,535
Intangibles	150,000
Goodwill	2,491,945
Accounts Payable	(672,410)
Accrued Expenses	(128,444)
Deferred Tax Liability	(346,310)
$5,000,000

Preliminary purchase price allocation is pending finalization of tax effect on intangibles.  During three months ended September 30, 2016 (Predecessor) an adjustment was made to the purchase price allocation based on additional information.  Accounts receivable decreased by $51,044, Inventory increased by $19,641, Accounts Payable increased by $19,782 and Goodwill increased by $51,185.

Unaudited pro forma result of operations for the three months ended March 31, 2016 and the three and nine months ended September 30, 2015 as if the Companies had been combined as of January 1, 2015, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.  For periods ending June 30, 2016 and September 30, 2016 pro forma information is not provided because the results after March 31, 2016 are post-acquisition.

	Pro Forma Combined Financials
	Three Months Ended March 31, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Revenue	$1,795,769	$1,827,630	$5,974,220

Net (Loss) Income	$(330,933)	$(2,371,293)	$(11,036,240)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.02)	$(0.35)	$(1.39)

For the three months and six months ending September 30, 2016 QCA has contributed $2,244,498 and $4,213,114 of revenue, respectively and $106,555 and $147,337 of net income, respectively.

Note 10 – Subsequent Events

None

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

Diversification

In addition to our push for marketplace adoption of our 6SA product, we have also been actively pursuing diversification through planned acquisitions of other businesses, including the recent acquisition of Quality Circuit Assembly, Inc., a California corporation ("QCA") (discussed more below).   It is our goal to help drive Alpine 4 into a leading multi-faceted holding company with diverse products and services that not only benefit from one another as whole but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership, while working synergistically with other Alpine 4 holdings.   Alpine 4 has been set up with a holding company model, with Presidents who will run each business, and Managers with specific industry related experience who, along with Kent Wilson, the CEO of Alpine 4, will help guide our portfolio of companies as needed.  Alpine 4 will work with our Presidents and Managers to ensure that our motto of S.I.D.E (Synergistic, Innovation, Drives, Excellence) is utilized.  Further, we plan to work with our subsidiaries and capital partners to provide the proper capital allocation and to work to make sure each business is executing at high levels.

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

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for Q2 and Q3.  Second, the Company is close to acquiring another company that, like QCA, will increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services to that capital raise.

Results of Operations

Revenue
Our revenues were $4,294,535 for the six months ended September 30, 2016 (Successor) with the majority being from QCA and $1,788,654 for the three months ended March 31, 2016 (Predecessor).  This compares with $5,971,309 generated during the nine months ended September 30, 2015 (Predecessor).  Predecessor revenue is from circuit board and wire harness sales.  Successor revenues include these as well as the 6SA products and services.  The Company began selling the 6SA products and services during the second half of 2015, and expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second quarter of 2015 and which will continue through 2016.   Management also expects revenue from circuit board and wire harness sales to increase over the next 12 months.  These expectations are a result of increased focus on acquiring new customers and growing current customer's orders.

Cost of Revenue

Our cost of revenues was $2,730,395 for the six months ended September 30, 2016 (Successor) and $1,337,083 for the three months ended March 31, 2016 (Predecessor).  This compares with $4,615,800 for the nine months ended September 30, 2015 (Predecessor). We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses were $2,858,163 for the six months ended September 30, 2016 (Successor) and $490,091 for the three months ended March 31, 2016 (Predecessor).  This compares with $1,189,649 for the nine months ended September 30, 2015 (Predecessor).  For the nine months ended September 30, 2016 (Successor) and 2015 (Predecessor), $1,469,240 and $0 of our general and administrative expenses was a non-cash expense related to the issuance of our common stock for services, of which $1,062,500 was for employee stock compensation.  We expect that our overall general and administrative expenses will decrease over the next 12 months as we have completed awarding most of our anticipated employee stock plan.  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second half of 2016, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in increased expenses in these areas to the Company.

Interest expense

Our interest expense was $627,515 for the six months ended September 30, 2016 (Successor) and $456 for the three months ended March 31, 2016 (Predecessor).  This compares with $1,822 for the nine months ended September 30, 2015 (Predecessor).   The increase in interest expense is due to the increase in debt, including convertible notes, along with interest costs associated with the purchase of QCA.  Interest expense includes the interest on the convertible debentures and the amortization of the debt discounts associated with the conversion features embedded in the convertible debentures.

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

The Company generated cash from operating activities of $30,831 for the six months ended September 30, 2016 (Successor) and used cash of $72,935 for the three months ended March 31, 2016 (Predecessor).  This compares with cash generated of $138,649 for the nine months ended September 30, 2015 (Predecessor).  The increase is due to the increase of accounts receivable.

The Company used cash from investing activities of $2,969,500 for the six months ended September 30, 2016 (Successor) and $0 for the three months ended March 31, 2016 (Predecessor).  This compares with $14,024 for the nine months ended September 30, 2015 (Predecessor).  The increase is due to the purchase of QCA.

The Company generated cash from financing activities of $2,713,665 for the six months ended September 30, 2016 (Successor) and used $69,461 for the three months ended March 31, 2016 (Predecessor).  This compares with generation of $30,563 for the nine months ended September 30, 2015 (Predecessor).  The increase is due to the financing transaction of the building and notes payable in the acquisition of QCA.

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

Appointment of Chief Financial Officer

On October 25, 2016, the Board of Directors of Alpine 4 Technologies Ltd., a Delaware corporation (the "Company"), approved the appointment of David Schmitt as the Company's new Chief Financial Officer.

Mr. Schmitt, age 38, had been serving as the Company's VP of Finance and the Controller, prior to his appointment as the Company's new CFO.

-	Over the past five years Mr. Schmitt has held roles as the VP of Finance for Alpine 4 Technologies, Ltd., Director of Accounting, Associate Director of Accounting, and Accounting Manager;

-	Mr. Schmitt has an active CPA license from the Arizona State Board of Accountancy since May of 2013;

-	He has his undergraduate degree in Finance from the University of Richmond and his Masters of Accountancy from University of Phoenix;

-	Compensation is $150,000 annually, and Mr. Schmitt is eligible for the executive bonus pool.

There are no family relationships between Mr. Schmitt and any of the other executive officers or directors of the Company, or anyone nominated to become an executive officer or director of the Company.

As of the date of this Report, there were no related party transactions between Mr. Schmitt and the Company or any of its executive officers or directors.

Adoption of 2016 Stock Option and Stock Award Plan

On November 10, 2016, the Company's Board of Directors adopted the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  Pursuant to the Plan, the Company may issue stock options, including incentive stock options and non-qualifying stock options, and stock grants to employees and consultants of the Company, as set forth in the Plan, a copy of which is included as an exhibit to this Report.  The Company reserved 2,000,000 shares of the Company's Class A common stock for issuance under the Plan.

The Company intends to seek shareholder approval of the Plan at the Company's next annual meeting. Additional information about the Plan will be provided in connection with seeking that approval.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the period covered by this Report, the Board of Directors of the Company appointed David Schmitt as the Company's new Chief Financial Officer. The Company's management anticipates that the appointment of Mr. Schmitt will help remediate the material weaknesses described above. Additional information will be provided in subsequent reports.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.  Investors may review the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as amended, filed with the U.S. Securities and Exchange Commission, which includes risk factors relating to the Company, its business and operations, and ownership of the Company's securities.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, the Company sold an aggregate of 670 shares of its restricted Class A common stock in private offerings.  The Company raised an aggregate of approximately $6,000.  The Company issued 159,830 shares of its restricted class A common stock in connection with the conversion of convertible notes payable.  Additionally, the Company issued 200,548 (157,000 to employees) shares of its Class A common stock for services.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Mining Safety Disclosures

Not applicable.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

10.5	QCA Stock Purchase Agreement, dated as of March 15, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 15, 2016)

10.6	Reverse stock slip of 1 to 10 as of July 29, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 3, 2016)

10.7	2016 Stock Option and Stock Award Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: November 14, 2016

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, President, and Secretary (Principal Executive Officer)

Dated: November 14, 2016

By: /s/ David G. Schmitt
David G. Schmitt
Chief Financial Officer, (Principal Financial Officer)