Form 10-K
period 2016-12-31
Alpine 4 Technologies Ltd.
filed 2017-04-14
CIK 1606698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to __________

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

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $0 because the Company's Class A Common Stock was not traded publicly as of that date.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 14, 2017, the issuer had 21,891,852 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALPINE 4 TECHNOLOGIES LTD.
FISCAL YEAR ENDED DECEMBER 31, 2016
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

ITEM 1.   BUSINESS.

Our Business

Company Background and History

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC, Quality Circuit Assembly, Inc., and Horizon Well Testing, LLC.)

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

ALPINE 4 TECHNOLOGIES Ltd.
Diversified Subsidiaries
ALTIA, LLC
Quality Circuit Assembly, Inc.
HWT, LLC
Under Non Binding LOI
Under Non Binding LOI
Under Non Binding LOI
Synergies and resources leveraged to other subsidiaries and ALTIA
ALTIA's technology and resources leveraged into non core subsidiaries
Each company benefits from an open source sharing of knowlege that synergistically drives innovation both vertically and horizonally across our portfolio of companies.
6 Sense Auto
Brake Active
ALTIA's core automotive technologies.
$18B market opportunity

At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. We strive to develop strategic synergies between our holdings to create value and operational excellence within a unique long-term perspective.

Our Strategy

Alpine 4's strategy is to provide Fortune 500-level execution strategies in its subsidiary companies and market segments to businesses and companies that have the most to benefit from this access.

Alpine 4 feels this opportunity exists in smaller middle market operating companies with revenues between $5 to $150 million.  In this target rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements and have greater potential for growth.   Implementation of our strategy within our holdings is accomplished by the offering of strategic and tactical MBA-level training and development, delivered via the following modules:

-	Alpine 4 Mini MBA program; and

-
An Alpine 4 developed ERP (Enterprise Resource Planning system) and collaboration system called SPECTRUMebos.  SPECTRUMebos is what we are defining as an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology "secret sauce" in managing our portfolio of companies and, in time, will be an offering to external customers.

All great strategies must have trades offs. Therefore, Alpine 4 avoids companies that have unionized employees, businesses that have more than $150 million in revenue and companies that reside in highly regulated business industries.

Diversification

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

In 2016, we saw the beginning of our plan for diversification take hold with the acquisition of Quality Circuit Assembly, Inc. ("QCA") when Alpine 4 acquired 100% of QCA's stock effective April 1, 2016.  Additional information relating to our acquisition of QCA can be found in our Current Report on Form 8-K, filed with the SEC on March 15, 2016.

In October of 2016, Alpine 4 formed a new Limited Liability Company called ALTIA (Automotive Logic & Technology In Action) to create an independent subsidiary for Alpine 4's 6th Sense Auto product and its BrakeActive product.

Effective, January 1, 2017, Alpine 4 acquired 100% of Horizon Well Testing, LLC ("Horizon"). Additional information about the acquisition of Horizon can be found in our Current Reports on Form 8-K filed with the SEC on December 8, 2016, and January 13, 2017.

Finally, we have entered into two additional LOI's to acquire two different companies, and will provide additional disclosures relating to those transactions as they progress.

Recent Developments

Acquisition of Horizon Well Testing

On November 30, 2016, Alpine 4 entered into a Stock Purchase Agreement (the "HWT SPA") with Horizon Well Testing, L.L.C., an Oklahoma company ("HWT") and its sole shareholder, Alan Martin ("HWT Seller").  Effective as of January 1, 2017, Alpine 4 acquired and took full control of HWT.

Since 2010, HWT has been providing services to the Oil and Gas industry.  This acquisition is another step in Alpine 4's strategy of diversification through acquisitions.

Pursuant to the HWT SPA, Alpine 4, HWT and HWT Seller agreed on the terms pursuant to which Alpine 4 would purchase from HWT Seller all of the outstanding shares of common stock of HWT (the "HWT Stock").  The purchase price paid by Alpine 4 for the HWT Stock consisted of cash, a note, a convertible note, and securities consideration.  The "Cash Consideration" paid was $2,200,000.  The "Note" consisted of a secured note in the amount of $300,000, secured by a subordinated security interest in the assets of HWT.  The Note bears interest at 1% and will be payable in full by April 30, 2017.  The "Convertible Note" consisted of a secured convertible note in the amount of $1,500,000, secured by a subordinated security interest in the assets of HWT.  The HWT Seller has the opportunity to convert the Convertible Note into shares of Alpine 4's Class A common stock at a conversion price of $8.50 after a restricted period according to securities laws.    The Convertible Note bears interest at 5% and is payable in full with a  balloon payment on the 18-month anniversary of the closing date of the transaction with no monthly payments.  The "Securities" consisted of two components, an aggregate of 379,403 shares of alpine 4s Class A common stock issued to the Seller, and a warrant to purchase an additional 75,000 shares of Class A common stock.

In the HWT SPA, Mr. Martin acknowledged and agreed that his entry into consulting agreements with Alpine 4 was an integral part of the transaction contemplated by the HWT SPA. As such, Mr. Martin agreed to enter into consulting agreements with Alpine 4 and HWT, and continue to work with HWT for a period of time agreed upon by Alpine 4 and Mr. Martin.

Change in Capital Structure

Effective November 1, 2016, pursuant to the approved amendment for a reverse split, Alpine 4 issued one (1) new share for each ten (10) old share of the Company's commons stock.  The reverse split only reduced the number of outstanding shares of class A and Class B common stock and did not correspondingly reduce the number of Class a and Class B commons shares authorized for issuance, which remained at 500,000,000 and 100,000,000 respectively.

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

Employees

As of the date of this Report, we had 63 full-time and 5 part-time employees. We believe our relationships with our employees is good. Other than as disclosed in this Report, we have no employment agreements with our employees.

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

Alpine 4 has incurred net losses of $17,436,455 since inception through December 31, 2016.  This net loss was primarily driven in 2015 by stock issuance to employees.  Because we have yet to attain profitable operations, in their report on our financial statements for the period ended December 31, 2016, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern.  While we believe we will have net operating gains beginning in the second quarter of 2017, there can be no guarantee that we will be able to achieve these net operating gains.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

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

Significant time and management resources are required to ensure compliance with public company reporting and other obligations. Taking steps to comply with these requirements will increase our costs and require additional management resources, and does not ensure that we will be able to satisfy them.

We are a publicly reporting company.  As a public company, we are required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other federal securities laws, and rules and regulations promulgated by the SEC and the various exchanges and trading facilities where our common stock may trade, which result in significant legal, accounting, administrative and other costs and expenses. These rules and requirements impose certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and codes of conduct, depending on where our shares trade. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all applicable requirements.

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

The acceptance of Alpine 4's automotive products, and specifically the LotWatch and ServiceWatch products (now called 6th Sense Auto) purchased from AutoTek, is critically important to our success. Alpine 4 cannot be certain that the services that it will be offering will be appealing and as a result there may not be any demand for these products and its sales could be limited and it may never realize any revenues. In addition, there are no assurances that if we alter or change the products we offer in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products Alpine 4 plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment.

Demand for products which we intend to sell depends on many factors, including:

-	the number of customers Alpine 4 is able to attract and retain over time;

-	the economy, and in periods of rapidly declining economic conditions, customers may defer purchases of new vehicles, which will impact the sales and deployment of products such as ours;

-	the competitive environment in the automotive aftermarket product market may force us to reduce prices below our desired pricing level or increase promotional spending; and

-	the ability to anticipate changes in consumer preferences and to meet customers' needs in a timely cost effective manner.

For the long term, demand for the products we plan to offer may be affected by:

-	the ability to establish, maintain and eventually grow market share in a competitive environment.

-
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

Alpine 4 is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary, David Schmitt, our Chief Financial Officer, and Charles Winters, our Chairman of the Board of Directors.  Mr. Wilson intends to serve full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson and Mr. Schmitt.  If they choose not to serve as officers or if they are unable to perform their duties, this could have an adverse effect on Company business operations, financial condition and operating results if we are unable to replace Mr. Wilson, Mr. Schmitt or Mr. Winters with other individuals qualified to develop and market our business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.

Competition that Alpine 4 faces is varied and strong.

Alpine 4's subsidiaries' products and industries as a whole are subject to competition.  There is no guarantee that we can sustain our market position or expand our business.

We compete with a number of entities in providing products to our customers.  Such competitor entities include a variety of large nationwide corporations, including but not limited to public entities and companies that have established loyal customer bases over several decades.

Many of our current and potential competitors are well established and have significantly greater financial and operational resources, and name recognition than we have.  As a result, these competitors may have greater credibility with both existing and potential customers.  They also may be able to offer more competitive products and services and more aggressively promote and sell their products.  Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

Our success in business and operations will depend on general economic conditions.

The success of Alpine 4 and its subsidiaries depends, to a large extent, on certain economic factors that are beyond its control.  Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond Alpine 4's control may have an adverse effect on the ability of our subsidiaries to sell its products, to operate, and to collect sums due and owing to them.

Alpine 4 may not be able to successfully implement its business strategy, which could adversely affect its business, financial condition, results of operations and cash flows.  If Alpine 4 cannot successfully implement its business strategy, it could result in the loss of the value of your investment.

Successful implementation of our business strategy depends on our being able to acquire additional businesses and grow our existing subsidiaries, as well as on factors specific to the industries in which our subsidiaries operate, and the state of the financial industry and numerous other factors that may be beyond our control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

o	The competitive environment in the industries in which our subsidiaries operate that may force us to reduce prices below the optimal pricing level or increase promotional spending;

o	Our ability to anticipate changes in consumer preferences and to meet customers' needs for our products in a timely cost effective manner; and

o	Our ability to establish, maintain and eventually grow market share in these competitive environments.

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

Our ability to execute our business plan also depends on other factors, including:

o	ability to keep satisfied vendor relationships

o	hiring and training qualified personnel in local markets;

o	managing marketing and development costs at affordable levels;

o	cost and availability of labor;

o	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and

o	securing required governmental approvals in a timely manner when necessary.

Risks Related to Our Common Stock

Alpine 4 stockholders, and others who choose to purchase shares of Alpine 4 common stock if and when offered, may have difficulty in reselling their shares due to the limited public market or state Blue Sky laws.

Our common stock is currently quoted on the OTC market.  Current Alpine 4 stockholders and persons who desire to purchase them in any trading market should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares. Accordingly, investors should consider any secondary market for our securities to be a limited one.

Sales of our common stock under Rule 144 could reduce the price of our stock.

Under Rule 144 affiliates of Alpine 4 may not sell more than one percent of the total issued and outstanding shares in any 90-day period and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144 once a market has developed for our common stock, the then-prevailing market prices for our common stock may be reduced.

We may, in the future, issue additional securities, which would reduce our stockholders' percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended to date, authorizes us to issue 500,000,000 shares of Class A common stock, and 100,000,000 shares of Class B common stock. As of the date of this Annual Report, we had 21,891,852 shares of Class A common stock outstanding, and 1,600,000 shares of Class B common stock outstanding. Accordingly, we may issue up to an additional 478,108,148 shares of Class A common stock, and an additional 98,400,000 shares of Class B common stock.  The future issuance of additional shares of Class A common stock may result in additional dilution in the percentage of our Class A common stock held by our then existing stockholders. We may value any Class A common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our Class A common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

Raising additional capital or purchasing businesses through the issuance of common stock will cause dilution to our existing stockholders.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements, as well as issuing stock to make additional business or asset acquisitions. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock or through the issuance of equity for purchases of businesses or assets, your ownership interest in Alpine 4 will be diluted.

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

The market price for our common stock is likely to be volatile, in part because the volume of trades of our common stock. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. We currently have limited coverage and may never obtain increased research coverage by securities and industry analysts. If no or few securities or industry analysts cover our company, the trading price and volume of our stock would likely be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.    PROPERTIES.

Alpine 4 maintains our corporate office in rented offices at 4742 N. 24th Street, Suite 300, Phoenix, AZ 85016. The monthly rent obligation is approximately $3,600 per month.

QCA rents a location at 1709 Junction Court #380 San Jose, CA 95112.  The monthly rent obligation is approximately $27,500 per month.

HWT owns properties at 3635 E Hwy #270 McAlester, OK 74502 and 27274 CR 460 Alva, OK 73717.  They also rent a location at 510 ½ W Second Street Watonga, OK 73772.  The monthly rent obligation is approximately $1,500 per month.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES AND DIVIDEND DATA

Stock Prices

As of the date of this Report, our Class A Common Stock is listed on the OTC QB Market  under the symbol ALPP.  As of the date of this Report, the share price was $1.05/share with limited volume.  Alpine 4 plans to work with a market maker and other professionals to drive trading volume and interest in the stock.

Shareholders

As of the date of this Report, Alpine 4 had 402 shareholders of record.

Dividends

Alpine 4 has not declared any cash dividends on its common stock since inception. Any decisions as to future payments of dividends will depend on Alpine 4's earnings and financial position and such other facts, as the Board of Directors deems relevant.

Director Independence

Alpine 4 is not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

Securities Authorized for Issuance under Equity Compensation Plans

 Adoption of 2016 Stock Option and Stock Award Plan

On November 10, 2016, the Company's Board of Directors adopted the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  Pursuant to the Plan, the Company may issue stock options, including incentive stock options and non-qualifying stock options, and stock grants to employees and consultants of the Company, as set forth in the Plan, a copy of which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016.

The Company has reserved 2,000,000 shares of the Company's Class A common stock for issuance under the Plan.

Recent Sales of Unregistered Securities

Private Offerings of Shares

During the quarter ended December 31, 2016 (Successor), the Company had no sales of the Company's Class A common stock.

Issuance of Equity Securities in Horizon Transaction

In connection with the acquisition of Horizon Well Testing, L.L.C. ("HWT"), described in more detail above under "Recent Developments," Alpine 4 purchased all of the outstanding stock of HWT (the "HWT Stock") from Alan Martin (the "Seller").  The purchase price paid by Alpine 4 for the HWT Stock consisted of cash, a note, a convertible note, and securities consideration.  The "Cash Consideration" paid was $2,200,000.  The "Note" consisted of a secured note in the amount of $300,000, secured by a subordinated security interest in the assets of HWT.  The Note bears interest at 1% and will be payable in full by April 30, 2017.  The "Convertible Note" consisted of a secured convertible note in the amount of $1,500,000, secured by a subordinated security interest in the assets of HWT.  The HWT Seller has the opportunity to convert the Convertible Note into shares of Alpine 4's Class A common stock at a conversion price of $8.50 after a restricted period according to securities laws.    The Convertible Note bears interest at 5% and is payable in full with a balloon payment on the 18-month anniversary of the closing date of the transaction with no monthly payments.  The "Securities" consisted of two components, an aggregate of 379,403 shares of alpine 4s Class A common stock issued to the Seller, and a warrant to purchase an additional 75,000 shares of Class A common stock.

The Note, the Convertible Note, and the Securities was issued to the Seller pursuant to a share exchange agreement with the Seller, in which the Seller made certain representations and warranties, including that he was an accredited investor, that he was acquiring the securities for his own account and not for the account of another, that he was acquiring the securities for investment purposes and not with a view to distribute the securities acquired, and that he had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the Company. As such, the securities were issued to the Seller without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.   The Horizon transaction did not involve a public offering.

Stock Options to Employees and Consultants

On April 7, 2017, the Company issued 741,500 options to purchase shares of the Company's Class A common stock to 34 employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over the next four years and the exercise price of the options granted was $0.90, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.

The Company provided to each of the recipients of the Options copies of the Company's public filings including the financial information and other disclosures about the Company. The options were issued to the recipients without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and rules and regulations promulgated thereunder. The issuance of the options did not involve a public offering of the Company's securities.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); and Horizon Well Testing, LLC).  For 2016, QCA made up most of the revenue for the consolidated financial statements.  Horizon Well Testing was not acquired until January 1, 2017, so it is not combined in our 2016 or 2015 financial statements.

The Company owns no real estate or personal property. The Company selected December 31 as its fiscal year end.

Business Strategy

Alpine 4's strategy is to provide Fortune 500-level execution strategies in its subsidiary companies and market segments to businesses and companies that have the most to benefit from this access.

Alpine 4 feels this opportunity exists in smaller middle market operating companies with revenues between $5 to $150 million.  In this target rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements and have greater potential for growth.   Implementation of our strategy within our holdings is accomplished by the offering of strategic and tactical MBA-level training and development, delivered via the following modules:

-	Alpine 4 Mini MBA program; and

-
An Alpine 4 developed ERP (Enterprise Resource Planning system) and collaboration system called SPECTRUMebos.  SPECTRUMebos is what we are defining as an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology "secret sauce" in managing our portfolio of companies and, in time, will be an offering to external customers.

All great strategies must have trades offs. Therefore, Alpine 4 avoids companies that have unionized employees, businesses that have more than $150 million in revenue and companies that reside in highly regulated business industries.

Business Seasonality and Product Introductions

Following the acquisition of the Quality Circuit Assembly, Inc. and Horizon Well Testing, LLC and with the newly acquired dealership pilot and contract for ALTIA, LLC, the Company expects to experience higher net sales in its second and third quarters compared to other quarters in its fiscal year.   Each company has varying seasonality to their sales and will be reflected in the financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $17,436,455 as of December 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  However, management believes we will have net operating gains beginning in the second quarter of 2017 and our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations
Explanatory Note
The consolidated financial statements included in this Annual Report are presented under predecessor entity reporting and because the Company, as the acquiring entity in the QCA Transaction, had nominal operations as compared with the acquired company, QCA, prior historical information of the acquirer is not presented.
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
Financial statements and information are presented for the twelve months ended December 31, 2015 (Predecessor), and the nine months ended December 31, 2016 (Successor).  Due to this there is some lack of comparability.
Revenue
Our revenues for the year ended December 31, 2015 (Predecessor) and for the nine months ended December 31, 2016 (Successor), were $7,513,844 and $6,072,384, respectively.  We expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues is based on multiple areas.  First, management believes that its contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns will produce increased revenues as the Company engages more dealerships with the Alpine 4 products.  Second, management anticipates continued growth of QCA through new customers and internal growth.  Third, management plans to continue the Company's focus on finding and acquiring companies.
Cost of Revenue
Our cost of revenues for the year ended December 31, 2015 (Predecessor), and for the nine months ended December 31, 2016 (Successor), were $5,736,354 and $4,239,850, respectively.  We expect our cost of revenue to increase over the next 12 months as our revenue increases.
General and administrative expenses
Our general and administrative expenses for the year ended December 31, 2015 (Predecessor), and for the nine months ended December 31, 2016 (Successor), were $1,404,526 and $3,847,876, respectively. For the year ended December 31, 2015 (Predecessor), and for the nine months ended December 31, 2016 (Successor), $0 and $1,866,039 of our general and administrative expenses were non-cash expenses related to the issuance of our common stock for services, of which $1,275,000 was for employees.  The significant increase in general and administrative expenses is due to the issuance of common stock for services and the expansion of our business in 2016.  We expect that our general and administrative expenses will increase significantly over the next 12 months as we ramp up our operations.  As we increase our advertising and brand and product/service awareness campaigns and as we hire additional personnel as needed and as operations permit, management anticipates that such actions will result in significantly increased expenses to the Company.  The addition of more dealerships also will increase expenses relating to installations, customer management, and operational costs.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships in 2017.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities. Additionally, as of the date of this Report, the Company was in negotiations to acquire additional businesses, which management believes will provide additional operating revenues to the Company.  There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management, or at all.

The Company also may elect to seek bank financing or to engage in debt financing through a placement agent.  If the Company is unable to raise sufficient capital from operations or through sales of its securities or other means, we may need to delay implementation of our business plans.

Contractual Obligations
Our significant contractual obligations as of December 31, 2016, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$205,000	$-	$-	$-	$205,000
Notes payable, non-related parties	1,332,031	107,270	39,809		1,479,110
Convertible notes payable	254,780	1,760,198			2,014,978
Interest on notes	19,262				19,262
Total	$1,811,073	$1,867,468	$39,809	$-	$3,718,350

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2, "Summary of Significant Accounting Policies," of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition and inventory valuation. Management considers these policies critical because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Revenue Recognition

ALTIA

The Company accounts for its revenue per the guidance in Accounting Standards Codification ("ASC") 605-25-25 by allocating the total contract amount between the product and service elements.  When a vehicle is sold to the driving consumer who purchases the 6th Sense Auto service, the cost of the service is added to the price of the car and the amount collected by the dealership for this service is remitted to the Company.  At the time of the vehicle is purchased, the Company recognizes the service portion of the contract over the service period of generally 12 to 36 months.

Quality Circuit Assembly

The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  There is an implied warranty on all our services and production.  If a customer is unsatisfied with our work then we will redo the work until the customer is satisfied.  Any returns are credited to the customer until the rework is completed and then reinvoiced to the customer.  Management assess the materiality and likelihood of warranty work and records reserves as needed.  For all periods presented the warrant reserve assessment was immaterial.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2016 (Successor), and December 31, 2015 (Predecessor).  Significant intercompany balances and transactions have been eliminated.

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

Advertising

Advertising costs are expensed when incurred.  All advertising takes place at the time of expense.  We have no long-term contracts for advertising.  Advertising expense for all periods presented were under $10,000.

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of December 31, 2016 (Successor) and 2015 (Predecessor), the Company had no cash equivalents.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2016 and 2015, we had no allowance for bad debt.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory is in each area as of December 31, 2016 (Successor), and December 31, 2015 (Predecessor).

	Dec 31, 2016 (Successor)	Dec 31, 2015 (Predecessor)

Raw materials	527,599	391,845
WIP	193,525	351,697
Finished goods	195,990	192,820
In Transit	13,000	13,000
	$930,114	$949,362

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from ten years to 39 years as follows:

Buildings	39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Equipment	10 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	5 years
Software development	5 years

Impairment of Intangibles

The Company evaluates intangible assets for impairment on a yearly basis or as needed.  During the nine months ended December 31, 2016 (Successor), the period from January 1, 2016 through March 31, 2016 (Predecessor), and the twelve months ended December 31, 2015 (Predecessor), there have been no impairment losses.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the nine months ended December 31, 2016 (Successor), the period from January 1, 2016 through March 31, 2016 (Predecessor), and the twelve months ended December 31, 2015 (Predecessor), there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2016 the only reporting unit with goodwill was QCA.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria, the Company believes there not to be any triggers for potential impairment of goodwill and therefore, the Company has recorded no impairment of goodwill in any period presented.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debentures, but they are anti-dilutive due to the net loss incurred.  All earnings (loss) per common share have been adjusted retroactively for periods presented to reflect changes in number of shares as a result of the reverse stock split amount.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

ITEM 9A.CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective.

2. Changes in Internal Control Over Financial Reporting

During the most recent fiscal year, we hired a full-time CFO to segregate duties from our Chief Executive Officer, Kent Wilson, and allow increase of controls over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process. Upon hiring a full-time CFO, we implemented a monthly close process, segregation of duties and controls over cash and reporting.

3. Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2016.
Areas of material weakness include:
•	segregation of duties

•	inadequate control activities

•	monitoring processes

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were effective as of December 31, 2016.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Officer/Position	Board Member/Position

Kent B. Wilson	44	President, Chief Executive Officer	Director
Charles Winters	39	N/A	Chairman of the Board
Scott Edwards	61	N/A	Director
Ian Kantrowitz	35	N/A	Director
David Schmitt	38	Chief Financial Officer	N/A

Biographical Information for Kent B. Wilson

Mr. Wilson serves as the Chief Executive Officer and Secretary for the Company. Previously, he has raised approximately two million dollars via seed capital and private placement funds to start Crystal Technology Holdings, Ltd./NextSure, LLC.  This company successfully designed, built, and brought two products to market, including an internet-based insurance rating engine that allowed prospective buyers to rate and buy their auto insurance online via a virtual insurance agent.  Since 2002 Mr. Wilson has been actively involved with all facets of corporate financial and operational planning and has held the title of CFO and CEO for several different companies.  Mr. Wilson has also consulted for various finance departments of publicly traded companies such as JDA Software and Switch & Data, Inc. to help them identify and develop best SOX and GAAP practices and procedures. In 2011, Mr. Wilson took over as CFO of United Petroleum Company and helped guide them from a small startup with less than $1 million in revenue to a company with $20 million in revenue and a growth path for 2013 and 2014.Mr. Wilson holds a BA degree in Management and holds an MBA from Northcentral University.

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

Prior to joining the Alpine 4 team, Mr. Kantrowitz was a project manager for two major homebuilders in Phoenix, AZ, Continental Homes and Engle Homes.  Mr. Kantrowitz has also been actively involved in the automotive industry where his in-depth knowledge of the auto industry lends a valuable perspective to our in-house product, 6th Sense Auto. Additionally, he was a top performing banker for Wells Fargo Bank, ranked number 5 in the country.

Biographical Information for David Schmitt

Mr. Schmitt, age 38, had been serving as the Company's VP of Finance and the Controller, prior to his appointment as the Company's new CFO.  Over the past five years Mr. Schmitt has held roles as the VP of Finance for Alpine 4 Technologies, Ltd., Director of Accounting & Associate Director of Accounting for a $100,000,000+ for profit education company, and Accounting Manager for an automotive recycling company.  Mr. Schmitt has an active CPA license from the Arizona State Board of Accountancy since May of 2013.  He has his undergraduate degree in Finance from the University of Richmond and his Masters of Accountancy from University of Phoenix;

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

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2016:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form

Kent Wilson, CEO, Director	2	2	None
Charles Winters, Director	1	1	None
Scott Edwards, Director	1	1	None
Ian Kantrowitz, Director	0	0	None
David Schmitt, CFO	1	0	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and		Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kent Wilson, Chief Executive Officer (Principal Executive Officer)	2015	$15,000	0	$5,000,000	0	0	0	$12,000	$5,027,000
	2016	$120,000	0	0	0	0	0	$7,000	$127,000
David Schmitt, Chief Financial Officer	2016	$31,538	$0	$680,000	0	0	0	$0	$711,538
Terry Protto, VP of Portfolio Management	2016	$93,281	$0	$425,000	0	0	0	$29,960	$548,241

Outstanding Equity Awards

As of December 31, 2016, the Company had 2,750 outstanding equity awards to members of the Advisory board.  These represent the vested amount which have been expensed as of December 31, 2016.

Director Compensation

The following table sets forth the amounts paid to the Company's directors for their service as directors of the Company.  Please note: the compensation of Mr. Wilson, who is also an executive officer of the Company, is set forth above.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ian Kantrowitz	$0	0	$0	$0	$0	$0	$0
Kent Wilson	$0	0	$0	$0	$0	$0	$0
Charles Winters	$0	0	$0	$0	$0	$0	$0
Scott Edwards	$0	0	$0	$0	$0	$0	$0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 common stock as of April 14, 2017, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group.  The percentages are based on the following figures:

-	21,891,852 shares of Alpine 4 Class A common stock outstanding as of April 14, 2017; and

-	1,600,000 shares of Alpine 4 Class B common stock outstanding as of April 14, 2017.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1)	Amount of beneficial ownership of Class A Common Stock	Amount of beneficial ownership of Class B Common Stock	Percentage of Class A Common Stock (2)	Percentage of Class B Common Stock	Voting Power (3)

Richard Battaglini, Former Chairman of the Board and Former President	1,303,231	0	5.95%	0%	3.44%
Richard Evans 515 W. Coliseum Blvd Ft. Wayne, IN 46808	3,270,000	0	14.94%	0%	8.63%
Kent B. Wilson, Chief Executive Officer, Director(4)	2,431,689	1,000,000	11.11%	62.50%	32.81%
Scott Edwards, Director (5)	252,000	200,000	1.15%	12.50%	5.94%
Charles Winters, Director (6)	709,800	200,000	3.24%	12.50%	7.15%
Ian Kantrowitz, Director (7)	847,371	200,000	3.87%	12.50%	7.51%
David Schmitt, Chief Financial Officer	81,000	0	0.37%	0%	0.21%
All Officers and Directors As a Group (5 persons)	4,321,860	1,600,000	19.74%	100.00%	53.63%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Technologies Ltd., 4742 N. 24th Street, Suite 300, Phoenix AZ 85016.
(2)	The percentages listed in the table are based on 21,891,852 shares of Alpine 4 Class A common stock outstanding as of April 14, 2017.
(3)
The Voting Power column includes the effect of shares of Class B common stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  The total voting power for each person is also explained in the footnotes below.

(4)
Mr. Wilson owned as of the date of this Report 2,431,689 shares of Class A common stock, and 1,000,000 shares of Class B common stock, which represents an aggregate of 12,431,689 votes, or approximately 32.81% of the voting power.

(5)
Mr. Edwards owned as of the date of this Report 252,000 shares of Class A Common Stock.  Additionally, Mr. Edwards owned 200,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 2,252,200 votes, or approximately 5.94 % of the voting power.

(6)
Mr. Winters owned as of the date of this Report 709,800 shares of Class A Common Stock.  Additionally, Mr. Winters owns 200,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 2,709,800 votes, or approximately 7.15% of the voting power.

(7)
Mr. Kantrowitz owned as of the date of this Report 847,371 shares of Class A Common Stock.  Additionally, Mr. Kantrowitz owned 200,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 2,847,371 votes, or approximately 7.51% of the voting power.

(8)
Mr. Schmittt owned as of the date of this Report 81,000 shares of Class A Common Stock.  Additionally, Mr. Schmitt owned 0 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 81,000 votes, or approximately .21% of the voting power

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone Bailey
As discussed above, on December 10, 2015, the Company's Board of Directors terminated the engagement of Anton & Chia, LLP ("Anton"), as the Company's independent certifying accountant, and approved the engagement of Malone Bailey LLP, of Houston, Texas ("Malone Bailey"), as the Company's independent registered public accounting firm for the year ended December 31, 2015.
Set forth below are the aggregate fees billed by Malone Bailey for professional services rendered for the year ended December 31, 2016.
Audit Fees

The fees for the audit and review services billed and to be billed by Malone Bailey for the period from January 1, 2016, to December 31, 2016 were $89,384.

Audit Related Fees
The fees for the audit related services billed and to be billed by Malone Bailey for the period from January 1, 2016, to December 31, 2016 were $51,139.
Tax Fees
The fees for the tax related services billed and to be billed by Malone Bailey for the period from January 1, 2016, to December 31, 2016 were $0.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.
ALPINE 4 TECHNOLOGIES LTD.
FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Table of Contents

Page

Reports of Independent Registered Public Accounting Firms

Report of MaloneBailey, LLP	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpine 4 Technologies, Ltd.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Alpine 4 Technologies Ltd. and its subsidiaries (collectively, the "Company", or "Successor") as of December 31, 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from April 1, 2016 through December 31, 2016. We have also audited the accompanying balance sheet of Quality Circuit Assembly, Inc. (the "Predecessor") as of December 31, 2015 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from January 1, 2016 through March 31, 2016.  These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpine 4 Technologies Ltd. and its subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the period from April 1, 2016 through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of Quality Circuit Assembly, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from January 1, 2016 through March 31, 2016.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 14, 2017

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Audited)

	Successor	Predecessor
	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$209,494	$365,221
Accounts receivable	1,346,585	1,091,953
Inventory	930,114	949,362
Prepaid expenses and other current assets	39,734	12,193
Total current assets	2,525,927	2,418,729

Property and equipment, net	5,202,133	166,263
Intangible asset, net	757,528	-
Goodwill	1,963,761	-
Other non-current assets	688,204	-
Total non-current assets	8,611,626	166,263

TOTAL ASSETS	$11,137,553	$2,584,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,434,170	$655,942
Accrued expenses	299,043	116,984
Deferred Revenue	12,536	202,049
Deposits	12,509	-
Notes payable	1,332,031	19,940
Notes payable, related parties	205,000	10,000
Convertible notes payable, net of discount of $7,421 and $0	247,359
Financing Lease Obligation	13,814
Income Tax Payable	20,123	45,410
Total current liabilities	3,576,585	1,050,325

NON-CURRENT LIABILITIES:
Long-term debt	147,079	39,522
Convertible notes payable	1,760,198
Financing Lease Obligation	6,572,579	-
Deferred tax liability	287,153	21,560
Total non-current liabilities	8,767,009	61,082

TOTAL LIABILITIES	12,343,594	1,111,407

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 21,474,481 shares issued and outstanding	2,148
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,600,000 and 0 shares issued and outstanding	160
Predecessor Common stock		240,000
Additional paid-in capital	16,228,106	-
Dividends	-	(129,253)
Accumulated earnings/(deficit)	(17,436,455)	1,362,838
Total stockholders' equity/(deficit)	(1,206,041)	1,473,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,137,553	$2,584,992

The accompanying notes are an integral part of these audited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	Twelve month period
	Successor	Predecessor
	Period from April, 1, 2016 to December 31, 2016	Period from January, 1, 2016 to March 31, 2016		Twelve Months Ended December 31, 2015

Revenue	$6,072,384		$1,788,654		$7,513,844
Cost of revenue (exclusive of depreciation)	4,239,850		1,383,031		5,736,354
Gross Profit	1,832,534		405,623		1,777,490

Operating expenses:
General and administrative expenses	3,847,876		533,894		1,404,526
Depreciation	175,853		33,492		100,280
Amortization	56,626		-		-
Total operating expenses	4,080,355		567,386		1,504,806
Gain (Loss) from operations	(2,247,821)		(161,763)		272,684

Other expenses
Interest expense	959,308		456		2,064
Other expenses/(income)	(17,429)				-
(Gain) on disposal of fixed assets					(34,062)
Total other expenses	941,879		456		(31,998)

Gain (Loss) before income tax	(3,189,700)		(162,219)		304,682

Income tax expense (benefit)	(52,694)		(31,770)		197,386

Net gain/(loss)	$(3,137,006)		$(130,449)		$107,296

Weighted average shares outstanding :
Basic	21,294,890
Diluted	21,294,890		-		-

Loss per share
Basic	$(0.15)	$		$
Diluted	$(0.15)	$		$

The accompanying notes are an integral part of these audited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Accumulated	Total Stockholders'
	Class A Common Stock		Class B Common Stock		Paid-in	Earnings/	Earnings/
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Dividends					(129,253)		(129,253)
Net loss						107,296	107,296

Balance, December 31, 2015 (Predecessor)	240,000	240,000	-	-	(129,253)	1,362,838	1,473,585

Net loss						(130,449)	(130,449)

Balance, March 31,2016 (Predecessor)	240,000	$240,000	-	$-	$(129,253)	$1,232,389	$1,343,136

Alpine 4 Technologies, Ltd beginning balance	20,920,069	2,092	1,600,000	160	13,903,376	(14,299,449)	(393,821)
Issue shares of common stock for cash	670	-			6,000		6,000
Issue shares of common stock to consultants for services	66,784	7			591,032		591,039
Issue shares of common stock for convertible note payable and accrued interest	336,938	34			336,903		336,937
Issue shares of common stock to officers and directors for services	150,000	15			1,274,985		1,275,000
Beneficial converstion feature associated with convertible notes					115,810		115,810
Adjustment for reverse stock split	20						-
Net loss						(3,137,006)	(3,137,006)

Balance, December 31,2016	21,474,481	$2,148	1,600,000	$160	$16,228,106	$(17,436,455)	$(1,206,041)

The accompanying notes are an integral part of these audited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

	Twelve month period
	Successor	Predecessor
	Period from April, 1, 2016 to December 31, 2016	Period from January, 1, 2016 to March 31, 2016	Twelve Months Ended December 31, 2015
OPERATING ACTIVITIES:
Net loss	$(3,137,006)	$(130,449)	$107,296
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175,853	33,492	100,280
Amortization	56,626	-	-
(Gain) on distribution of fixed assets	-	-	(34,062)
Employee stock compensation	1,275,000	-	-
Stock issued for services	591,039	-	-
Amortization of debt issuance	8,447	-	-
Amortization of debt discounts	274,615	-	-
Change in current assets and liabilities:
Accounts receivable	(187,411)	47,578	(53,761)
Inventory	243,240	(14,062)	(38,402)
Prepaids	(33,699)	(41,040)	854
Accounts payable	256,937	16,468	149,982
Accrued expenses	203,246	56,723	(23,556)
Deferred tax	(59,157)	(41,645)	(150,498)
Deferred revenue	11,538	-	202,049
Net cash provided by (used in) operating activities	(320,732)	(72,935)	260,182

INVESTING ACTIVITIES:
Capital expenditures	(267,401)	-	(79,304)
Acquisition, net of cash acquired	(2,800,000)	-	-
Net cash used by investing activities	(3,067,401)	-	(79,304)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	175,000	-	45,000
Proceeds from issuances of notes payable, non-related party	3,630,631	-	-
Repaymentsof notes payable, non-related party	(2,482,825)	-	-
Repayments of notes payable, related party	(1,535)	(10,000)	(35,000)
Repayments of convertible notes	(82,672)	(59,461)	(19,342)
Proceeds from convertible notes payable	15,500	-	-
Proceeds from the sale of common stock	6,000	-	-
Net Proceeds from financing lease obligation, net of commissions and financing charges	2,704,260	-	-
Change in restricted cash	(641,537)	-	-
Cash paid for rent deposit on lease of building	(46,667)	-	-
Cash paid on financing lease obligation	(21,314)	-	-
Dividends	-	-	(30,605)
Net cash provided by (used in) financing activities	3,254,841	(69,461)	(39,947)

NET INCREASE (DECREASE) IN CASH	(133,292)	(142,396)	140,931

CASH, BEGINNING BALANCE	342,786	365,221	224,290

CASH, ENDING BALANCE	$209,494	$222,825	$365,221

CASH PAID FOR:
Interest	$217,791	$456	$2,362
Income taxes	$-	$47,500	$350,952

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$336,937	$-	$-
Issuance of note payable for acquisition of QCA	$2,000,000	$-	$-
Purchase of building from lease proceeds	$3,895,000	$-	$-
Debt discount from convertible note payable	$115,810	$-	$-
Proceeds for refinancing of line of credit and notes payable paid dirctly to former lender	$1,319,122	$-	$-
Distribution of fixed assets to owners	$-	$-	$98,648

The accompanying notes are an integral part of these audited consolidated financial statements.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Note 1 – Description of Business

Alpine 4 Technologies Ltd. ("we" or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA")_; and Horizon Well Testing, LLC).  For 2016 QCA made up most of the revenue for the consolidated financials.  Horizon Well Testing was not acquired until January 1, 2017, so it is not combined in our 2016 or 2015 financial statements.
Acquisition Reporting
As discussed in Note 9, the Company entered into a stock purchase transaction with QCA in which the Company purchased 100% of QCA's outstanding stock.
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
Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2016 (Successor) and December 31, 2015 (Predecessor).  Significant intercompany balances and transactions have been eliminated.
Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
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
Advertising
Advertising costs are expensed when incurred.  All advertising takes place at the time of expense.  We have no long-term contracts for advertising.  Advertising expense for all periods presented were under $10,000.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of December 31, 2016 (Successor) and 2015 (Predecessor), the Company had no cash equivalents.
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
Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2016 and 2015, we had no allowance for bad debt.
Inventory
Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, Work in Process (WIP), finished goods, and In-Transit.  Below is a breakdown of how much inventory is in each area as of December 31, 2016 (Successor), and December 31, 2015 (Predecessor).

Inventory
	Dec 31, 2016 (Successor)	Dec 31, 2015 (Predecessor)

Raw materials	527,599	391,845
WIP	193,525	351,697
Finished goods	195,990	192,820
In Transit	13,000	13,000
	$930,114	$949,362

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)
Property and Equipment
Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from ten years to 39 years as follows:
Buildings	39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Equipment	10 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.
Below is a table of Property and Equipment:
Property and Equipment
	Dec 31, 2016 (Successor)	Dec 31, 2015 (Predecessor)

Machinery & Equipment	$1,263,941	$1,191,843
Office furniture & fixtures	-	164,868
Building	3,895,000	-
Leasehold Improvements	219,045	-
Less: Accumulated Depreciation	(175,853)	(1,190,448)
	$5,202,133	$166,263

Purchased Intangibles and Other Long-Lived Assets
The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:
Customer List	15 years
Non-compete agreements	5 years
Software development	5 years

Below are tables for Intangibles and Other Long-Lived Assets:

Intangibles
	Dec 31, 2016 (Successor)	Dec 31, 2015 (Predecessor)

Software	191,300	-
Non-compete	100,000	-
Customer List	531,187	-
Less: Accumulated Amortization	(64,959)	-
	$757,528	$-

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Other Long-Lived Assets
	Dec 31, 2016 (Successor)	Dec 31, 2015 (Predecessor)

Restricted Cash	$630,270	$-
Deposits	57,934	-
	$688,204	$-

Restricted cash consists of deposit account collateralizing letters of credit in favor of the counterparty in our lease financing obligation.  Changes in restricted cash are reflected as financing activities because the cash is being used in conjunction with financing activities.
Impairment of Intangibles
The Company evaluates intangible assets for impairment on a yearly basis or as needed.  During the nine months ended December 31, 2016 (Successor), the period from January 1, 2016 through March 31, 2016 (Predecessor) and the twelve months ended December 31, 2015 (Predecessor), there have been no impairment losses.
Gross Intangible Assets
	Weighted Average Amortization Period (Years)	December 31, 2015 (Predecessor)	Acquisitions	Impairment Charges	December 31, 2016 (Successor)

Software	5	-	191,300	-	191,300
Non-compete	5	-	100,000	-	100,000
Customer List	15	-	531,187	-	531,187
		-	822,487	-	822,487

Accumulated Amortization on Intangible Assets
	December 31, 2015 (Predecessor)	Amortization	December 31, 2016 (Successor)

Software	-	(33,332)	(33,332)
Non-compete	-	(5,000)	(5,000)
Customer List	-	(26,627)	(26,627)
Total Accumulated Amortization	-	(64,959)	(64,959)

Intangible Assets, net of Amortization	-		757,528

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

5 Year Expected Amortization
	2017	2018	2019	2020	2021	Thereafter

Software	33,332	33,332	33,332	33,332	24,640	-
Non-compete	35,000	20,000	20,000	20,000	-	-
Customer List	26,627	26,627	26,627	26,627	26,627	371,425
Total Accumulated Amortization	94,959	79,959	79,959	79,959	51,267	371,425

Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of the Financial Accounting  Standards Board ("FASB") Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the nine months ended December 31, 2016 (Successor), the period from January 1, 2016 through March 31, 2016 (Predecessor) and the twelve months ended December 31, 2015 (Predecessor), there have been no impairment losses.
Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2016, the only reporting unit with goodwill was QCA.
The Company used qualitative factors according to Accounting Standards Codification ("ASC") 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria the company believes there not to be any triggers for potential impairment of goodwill and therefore the Company has recorded no impairment of goodwill in any period presented.
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
Revenue Recognition
ALTIA
The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  When a vehicle is sold to the driving consumer who purchases the 6th Sense Auto service, the cost of the service is added to the price of the car and the amount collected by the dealership for this service is remitted to the Company.  At the time the vehicle is purchased, the Company recognizes the service portion of the contract over the service period of generally 12 to 36 months.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Quality Circuit Assembly

The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns and records reserves as needed.  For all periods presented management determined that the warranty and returns would be immaterial.

Leases
Leases are reviewed by management and examined to see if they are required to be categorized as an operating lease, a capital lease or a financing transaction.
Earnings (loss) per share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debentures, but they are anti-dilutive due to the net loss incurred.  All earnings (loss) per common share have been adjusted retroactively for periods presented to reflect changes in number of shares as a result of the reverse stock split amount.
Stock-based compensation
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.
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

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Public business entities should apply the guidance in ASU 2015-03 to annual reporting periods beginning December 15, 2015.  ASU 2015-03 was adopted and had no impact.
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

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

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
Note 3 – Going Concern
The accompanying financial statements have been prepared on a going concern basis. The working capital of the Company is currently negative and causes doubt of the ability for the Company to continue. The Company requires capital for its operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.
In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for the second and third quarters of 2016.  Second, the Company has acquired Horizon Well Testing and is considering other potential acquisition targets that, like QCA, will increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services in connection with that capital raise.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Note 4 – Leases

During the nine months ending December 31, 2016 (Successor) the Company entered into a financing transaction for a building.  The Company bought the property for $3,895,000 and subsequently sold the property for $7,000,000 to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back the property.  Because the leaseback was not a typical leaseback, this transaction is recorded as a financing transaction with the asset and related financing obligation recorded on the balance sheet.  The lease has a 15-year term expiring in 2031 and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the building.  The Company also issued a letter of credit for $630,270 in favor of the landlord; the letter of credit is collateralized by a savings account which is classified as restricted cash under non-current assets.  The remaining payments under the financing transaction as of December 31, 2016 (Successor), totals $9,762,396.  Imputed interest of $3,176,003 is being amortized over the lease term with an effective interest rate of 7.80%.  The Company paid costs of $54,898 and a commission of $350,000 in conjunction with the transaction, which is characterized as debt issuance costs and will be amortized over the lease term.  The current unamortized balance of the debt issuance costs is $348,542 and in accordance with ASU 2015-03 debt issuance costs are reflected as a contra-liability reducing the related financing lease obligation.
As of December 31, 2016 (Successor), the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:
Fiscal Year

2017	$571,499
2018	584,763
2019	599,382
2020	614,366
2021	629,725
Thereafter	6,762,661
Total	9,762,396
Less: Current capital leases and financing transaction	(13,814)
Less: imputed interest	(3,176,003)
Noncurrent capital leases and financing transaction	$6,572,579

The Company also has a commitment to pay $276,000 towards Leasehold Improvements, of which $207,000 has been satisfied and reflected on the balance sheet as of December 31, 2016 (Successor).

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Since this is a financing transaction the sale is recorded under financing obligation lease on the Balance Sheet and amortized over the 15-year term of the lease.
Operating Leases
The company also had two operating leases as of December 31, 2016 (Successor), for its location in San Jose, CA (QCA), and Phoenix, AZ (Alpine).  Approximate monthly rent obligations are $27,500 and $3,600 respectively.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

The five-year minimum rent payments for each location are as follows

Fiscal Year	San Jose, CA	Phoenix, AZ

2017	$236,851	$18,000
2018	266,134	-
2019	274,118	-
2020	282,342	-
2021	290,812	-
Thereafter	-	-
Total	1,350,257	18,000

The San Jose, CA, rent agreement expires at the end of 2021 and the Phoenix, AZ rent agreement expires at the end of May 2017 and then goes to a monthly rent agreement.

Rent expense for the twelve months ended December 31, 2015 (Predecessor), three months ended March 31, 2016 (Predecessor) and nine months ended December 31, 2016 (Successor) were $234,174, $58,459 and $185,157, respectively.

Note 5 – Notes Payable
During the 3 months ended March 31, 2016 (Predecessor) QCA paid off $10,000 of related party notes and $59,461 of unrelated party notes that were collateralized by vehicles prior to the purchase of QCA by Alpine 4.  There was no monthly payment on the related party notes.  The aggregate monthly payments on the unrelated party notes were $1,808.
During the nine months ended December 31, 2016 (Successor), the Company secured a line of credit with a third-party lender, of which $327,500 was received in the first quarter of 2016.  This line of credit and equipment note with Celtic Capital were paid off ($1,319,122) with the proceeds from another line of credit and equipment note with Crestmark.  The line of credit is collateralized by QCA's outstanding accounts receivable, up to 90%, and inventory, up to 30% with maximum draws of $2,500,000 and $300,000, respectively, and a variable interest rate.  The Company also secured a five-year fixed rate (10.14%) term loan with Crestmark which is collateralized by QCA's equipment.  As of December 31, 2016 (Successor) the outstanding balances for the loans were as follows:

December 31, 2016 (Successor)

LOC current	$1,302,915
Equipment current	29,116
Total Current	$1,332,031
Equipment noncurrent	147,079
Total Notes	$1,479,110

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Note 6 – Notes Payable, Related Parties

At December 31, 2016 (Successor), and December 31, 2015 (Predecessor), notes payable consisted of the following:

	December 31,	December 31,
	2016 (Successor)	2015 (Predecessor)

Note payable; non-interest bearing; due upon demand; unsecured	-	10,000
Note payable; non-interest bearing; due upon demand; unsecured	15,000	-
Note payable; non-interest bearing; due upon demand; unsecured	15,000	-
Note payable; interest bearing; due May 31, 2017; unsecured	5,000	-
Note payable; interest bearing; due June 30, 2017; unsecured	10,000	-
Note payable; interest bearing; due January 10, 2017; unsecured	60,000	-
Note payable; interest bearing; due May 31, 2017; secured	100,000	-
	$205,000	$10,000

During the nine months ended December 31, 2016 (Successor), a note with a related party was amended with a conversion option (see Note 7 for convertible notes description).  The amendment resulted in extinguishment of the original note because a conversion feature was added.  Management has evaluated the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that the conversion option meets the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the conversion option.  Management also evaluated the conversion feature for whether it was beneficial as described in ASC Topic 470-30 and concluded it was beneficial because the conversion price at commitment date was less than the fair value of the Company's common stock.  The note converted during the twelve months ended December 31, 2016 (Successor) and thus the BCF discount was expensed to interest expense in its entirety.
The secured note for $100,000 is secured by real estate in the Horizon purchase agreement.
Note 7 – Convertible Notes Payable

During the nine months ended December 31, 2016 (Successor), and year ended December 31, 2015 (Predecessor), the Company entered into convertible note agreements with investors and as consideration for an acquisition.  The convertible notes are unsecured; bear interest at 5-20% annually, and are due from April 27, 2016, to July 1, 2019.  All of the convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock.  Notes are convertible at $1.00 per share, except for those issued for a business acquisition, which are convertible at $10.00 per share.  The debt discount, which arises from a beneficial conversion feature ("BCF") on the $1 per share investor notes, is being amortized over the terms of the convertible notes payable.  Total BCF discount recognized is $115,810 for the nine months ended December 31, 2016 (Successor).  For the nine months ended December 31, 2016 (Successor), the Company recognized interest expense of $274,615 related to the amortization of the debt discount.  The unamortized balance was $7,421 as of December 31, 2016.
Convertible notes payable at December 31, 2016 (Successor), and December 31, 2015 (Predecessor), consisted of the following:

	Dec 31, 2016 (Successor)	Dec 31, 2015 (Predecessor)

Convertible Note - current	$254,780	$-
Debt discount	(7,421)	-
Net current	$247,359	$-

Convertible Note - noncurrent	1,760,198	-

Total Convertible Note	$2,007,557	$-

See Note 9 "Business Combination" for details on $2,000,000 convertible note.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

A roll forward of the convertible notes payable is provided below:

Balance outstanding, April 1, 2016 (Successor)	$131,928
Issuance of convertible notes payable for acquisition	2,000,000
Issuance of convertible notes payable for cash	15,500
Notes paid	(82,672)
Conversion of notes payable to common stock	(216,004)
Discount from beneficial conversion feature	(115,810)
Amortization of debt discount	274,615
Balance outstanding, December 31, 2016 (Successor)	$2,007,557

Our significant principal debt obligations with due dates as of December 31, 2016, are as follows

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Notes payable, related parties	$205,000	$-	$-	$-	$205,000
Notes payable, non-related parties	1,332,031	107,270	39,809		1,479,110
Convertible notes payable	254,780	1,760,198			2,014,978

Total	$1,791,811	$1,867,468	$39,809	$-	$3,699,088

Minimum payments on Notes payable, non-related parties is $3,805 per month.  Other loans have no monthly payments.
Note 8 – Stockholders' Equity
Preferred Stock
The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of April 14, 2017, no shares of preferred stock were outstanding.
Common Stock
Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of common stock: Class A common stock, which have one vote per share, and Class B common stock, which have ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock are identical.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

The Company had the following transactions in its common stock during the nine months ended December 31, 2016 (Successor):
•
issued 218,784 (150,000 to related parties) shares of its Class A common stock for services, of which the related party shares all are fully vested.  Total expense for shares issue was $1,866,039 ($1,275,000 to related parties).

•
issued 336,937 (101,310 to a related party on conversion of principal of $92,100 and accrued interest of $9,210) shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest;

•	issued 670 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $6,000.

As of December 31, 2015 (Predecessor), there was a dividend of $129,253.
Reverse Stock Split
On July 29, 2016 the Company adopted a resolution approved by the shareholders to effect a reverse stock split at a ratio of one (1) new share for each ten (10) old shares of the Company's common stock (the "Reverse Split").  By its terms, the Reverse Split would only reduce the number of outstanding shares of Class A and Class B common stock, and would not correspondingly reduce the number of Class A and Class B common shares authorized for issuance, which remained at 500,000,000 and 100,000,000, respectively.  The reverse split took effect November 1, 2016.
The financial statements have been retrospectively restated to reflect the reverse split.
Note 9 – Business Combination
Quality Circuit Assembly
Effective April 1, 2016 the Company Purchased 100% of the outstanding stock (the "QCA Shares") of Quality Circuit Assembly, Inc., a California company ("QCA").
The purchase price paid by the Company for the QCA Shares consisted of cash and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000 ($2,800,00 form the financing lease obligation and $200,000 from the LOC).  The "Promissory Note Consideration" consisted of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000 ($160,126 current, $1,801,551 noncurrent), secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5% with first payment due July 1, 2016, and will be payable in full in 36-months (namely, July 1, 2019).
A summary of the final purchase price allocation at fair value is below.

Purchase Allocation

Cash	$200,000
Accounts Receivable	1,158,995
Inventory	950,424
Property, Plant & Equipment	1,256,885
Prepaid	6,035
Intangibles	631,187
Goodwill	1,963,761
Accounts Payable	(672,410)
Accrued Expenses	(128,444)
Income Tax Payable	(20,123)
Deferred Tax Liability	(346,310)
$5,000,000

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)
During nine months ended December 31, 2016 (Successor), an adjustment was made to the purchase price allocation based on additional information.  Accounts receivable increased by $63,576, Inventory increased by $19,641, Prepaid decreased by $47,500, Intangibles increased by $481,187, Accounts Payable increased by $19,782, Income Tax Payable increased by $20,123 and Goodwill decreased by $476,999.  Goodwill of $1,963,761 will not be amortized for tax purposes.
Unaudited pro forma result of operations for the three months ended March 31, 2016, and the twelve months ended December 31, 2015 (Predecessor), as if the Companies had been combined as of January 1, 2015, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.  For period ending December 31, 2016, pro forma information is not provided because the results after March 31, 2016 are post-acquisition.

	Pro Forma Combined Financials
	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015

Revenue	$1,795,769	$7,535,684

Net (Loss) Income	$(330,933)	$(13,330,746)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.02)	$(1.71)

For the nine months ending December 31, 2016, QCA has contributed $6,032,215 of revenue and $147,217 of net loss.
AutoTek
On December 21, 2015, the shareholders of AutoTek voted to approve a transaction whereby the Company would purchase the software source code from AutoTek. The transaction took the form of a Share Exchange wherein AutoTek stockholders could tender shares of AutoTek stock in exchange for Class A common stock in the Company.  The Share Exchange closed on February 4, 2016.  In conjunction with the Share Exchange, AutoTek shareholders had tendered an aggregate of 25,000,000 shares of AutoTek common stock, and the Company issued 15,000,000 shares of Class A Common Stock to the former AutoTek shareholders. In connection with the closing of the Share Exchange, on February 4, 2016, the Company and AutoTek finalized and closed the asset purchase transaction for the purchase of the source code asset.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Note 10 – Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A full valuation allowance is established against all net deferred tax assets as of December 31, 2016 (Predecessor), based on estimates of recoverability.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  For the year ended December 31, 2015 (Predecessor) income tax expense was $197,386.  Because of book-tax differences related to the company's long-lived assets were creditable against current year losses, there was a small adjustment of the valuation allowance, there was an income tax benefit for the year ended December 31, 2016 (Successor), of $52,694.
The following is a reconciliation of the difference between the effective and statutory income tax rates for years ended December 31:

	December 31, 2016 (Successor)		December 31, 2015 (Predecessor)
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,084,498)	34.0%	$103,592	34.0%
State income taxes	(281,970)	8.8%	26,934	8.8%
Permanent differences	839,208	-26.3%	76,097	25.0%
Temporary differences (Deferred tax liability)	(25,343)	0.8%	(9,236)	-3.0%
Valuation allowance against net deferred tax assets	499,909	-17.3%		0.0%
Effective rate	$(52,694)	0.0%	$197,386	64.8%

At December 31, 2016 (Successor), and December 31, 2015 (Predecessor), the significant components of the deferred tax assets are summarized below:

	December 31, 2016 (Successor)	December 31, 2015 (Predecessor)

Deferred income tax assets:
Net operation loss carryforwards	742,242	0
Book to tax differences for allowance for uncollectible accounts	0	0
Total deferred income tax assets	742,242	0
Less: valuation allowance	(742,242)	0
Total deferred income tax asset	$0	$0

The valuation allowance increased by $742,242 in 2016 as a result of the Company's generating net operating losses.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

At December 31, 2016 (Successor) and December 31, 2015 (Predecessor), the significant components of the deferred tax liabilities are summarized below:

	December 31, 2016 (Successor)	December 31, 2015 (Predecessor)

Deferred income tax liabilities:
Book to tax differences for tangible and intangible assets	287,153	21,560
Total deferred income tax liabilities	$287,153	$21,560

The deferred tax liability is mostly made up of the difference between book and tax values for tangible and intangible fixed assets.
The Company has recorded as of December 31, 2016 a valuation allowance of $742,242 as management believes that it is more likely than not that the deferred tax assets will not be realized in future years.  Management has based its assessment on the Company's lack of profitable operating history.
The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2016.
The Company has net operating loss carry-forwards of approximately $1,996,644.  Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029.  The 2014, 2015 and 2016 tax years are still subject to audit.
Note 11 – Subsequent Events
Horizon Well Testing
On November 30, 2016, Alpine 4 entered into a Stock Purchase Agreement (the "HWT SPA") with Horizon Well Testing, L.L.C., an Oklahoma company ("HWT") and its sole shareholder, Alan Martin.  Effective as of January 1, 2017, Alpine 4 acquired and took full control of HWT.
Alpine 4 purchased 100% of the outstanding stock of HWT for $2,200,000 cash, two notes payables ($1,500,000 & $300,000), 379,403 shares of Alpine 4's Class A common stock and 75,000 warrants to purchase 1 share each of Alpine 4 Class A common stock each.  The $300,000 note bears interest at 1% and is payable in full by April 30, 2017.  The $1,500,000 note is a convertible note with an option to convert at $8.50 into Alpine 4s Class A common stock.  The note bears interest at 5% per annum and has a balloon payment due on the 18th month anniversary of the closing of the purchase.

In the HWT SPA, Mr. Martin acknowledged and agreed that his entry into consulting agreements with Alpine 4 was an integral part of the transaction contemplated by the HWT SPA. As such, Mr. Martin agreed to enter into consulting agreements with Alpine 4 and HWT, and continue to work with HWT for a period of time agreed upon by Alpine 4 and Mr. Martin.

HWT secured an equipment note for $1,872,392 from Crestmark Equipment Finance with a five-year term at a fixed interest rate of 10.14%.  HWT also secured a line of credit from Crestmark Bank with an initial funding amount of $165,012.  The line of credit is secured by HWT's accounts receivable and has a variable interest rate.

Equity

In addition to the shares issued for the purchase of HWT the following stock transactions have taken place from January 1, 2017, to the date of this report.

-	The Company sold an aggregate of 1,001 shares in private placements offerings for a total value of $7,500.

-	The Company had note conversions of principal and interest for total shares issued of 36,967.

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 (SUCCESSOR) AND 2015 (PREDECESSOR)

Debt

-
The Company acquired additional notes payables in Q1 of 2017.  Total amount of new debt is $75,000 with an average interest rate of 30% annually.  The notes are all short-term and payable between May 2, 2017 and September 3, 2017.

-	The Company also issued $30,000 of convertible notes at a conversion rate of $1.00. Notes bear interest at 10% per annum and are payable in January of 2018.

Stock Options to Employees and Consultants
On April 7, 2017, the Company issued 741,500 options to purchase one share each of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over the next four years and the exercise price of the options granted was $0.90, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.

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

10.4	Stock Purchase Agreement dated as of October 19, 2015 (incorporated by reference to Exhibit 99 to Alpine 4's Current Report on Form 8-K filed with the Commission on October 21, 2015)

10.5	QCA Stock Purchase Agreement dated as of April 1, 2016 (incorporated by reference to Exhibit 10.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on March 15, 2016)

10.6	Horizon Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.7	Horizon Secured Promissory Note (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.8	Horizon Security Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.9	Horizon Warrant (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.10	Horizon Master Services Commission Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.11	Consulting Services Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE 4 AUTOMOTIVE TECHNOLOGIES LTD.

Date: April 14, 2017	By: /s/ Kent B. Wilson
Name: Kent B. Wilson
Title: Chief Executive Officer (Principal Executive Officer), President, and Director

Date: April 14, 2017	By: /s/ David Schmitt
Name: David Schmitt
Title: Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson	Chief Executive Officer, President	April 14, 2017
Kent B. Wilson	Chief Financial Officer, Director

/s/ David Schmitt	Chief Financial Officer	April 14, 2017
David Schmitt

/s/ Scott Edwards	Director	April 14, 2017
Scott Edwards

/s/ Charles Winters	Chairman of the Board	April 14, 2017
Charles Winters

/s/ Ian Kantrowitz	Director	April 14, 2017
Ian Kantrowitz