Form 10-Q
period 2017-03-31
Alpine 4 Technologies Ltd.
filed 2017-05-22
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 22, 2017, the issuer had 21,893,852 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Successor
	March 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$3,747	$209,494
Accounts receivable, net	2,010,522	1,346,585
Inventory	990,752	930,114
Prepaid expenses and other current assets	67,588	39,734
Total current assets	3,072,609	2,525,927

Property and equipment, net	9,746,299	5,202,133
Intangible asset, net	888,965	757,528
Goodwill	2,281,825	1,963,761
Other non-current assets	537,640	688,204
Total non-current assets	13,454,729	8,611,626

TOTAL ASSETS	$16,527,338	$11,137,553

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,541,824	$1,434,170
Accrued expenses	637,082	299,043
Deferred Revenue	-	12,536
Deposits	12,509	12,509
Notes payable	2,053,088	1,332,031
Notes payable, related parties	472,000	205,000
Convertible notes payable, net of discount of $26,072 and $7,421	227,464	247,359
Financing Lease Obligation	14,476	13,814
Income Tax Payable	19,819	20,123
Total current liabilities	4,978,262	3,576,585

NON-CURRENT LIABILITIES:
Long-term debt	1,656,774	147,079
Convertible notes payable	3,250,997	1,760,198
Financing Lease Obligation	6,566,391	6,572,579
Deferred tax liability	287,153	287,153
Total non-current liabilities	11,761,315	8,767,009

TOTAL LIABILITIES	16,739,577	12,343,594

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 379,403 and 0 shares issued and outstanding at March 31, 2017 and 2016, respectively	1,439,725	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 21,514,449 and 21,474,481 shares issued and outstanding	2,151	2,148
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized,1,600,000 and 0 shares issued and outstanding	160	160
Additional paid-in capital	16,370,133	16,228,106
Accumulated deficit	(18,024,408)	(17,436,455)
Total stockholders' deficit	(1,651,964)	(1,206,041)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,527,338	$11,137,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended January, 1, 2017 to March 31, 2017	Three Months Ended January, 1, 2016 to March 31, 2016

Revenue	$2,493,241		$1,788,654
Cost of revenue (exclusive of depreciation)	1,555,464		1,383,031
Gross Profit	937,777		405,623

Operating expenses:
General and administrative expenses	1,134,922		533,894
Depreciation	162,113		33,492
Amortization	18,853		-
Total operating expenses	1,315,888		567,386
Loss from operations	(378,111)		(161,763)

Other expenses
Interest expense	289,608		456
Other (income)	(79,812)		-
Total other expenses	209,796		456

Gain (Loss) before income tax	(587,907)		(162,219)

Income tax expense (benefit)	46		(31,770)

Net gain/(loss)	$(587,953)		$(130,449)

Weighted average shares outstanding :
Basic	23,441,191		-
Diluted	23,441,191		-

Loss per share
Basic	$(0.03)	$
Diluted	$(0.03)	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Three Months Ended January, 1, 2017 to March 31, 2017	Three Months Ended January, 1, 2016 to March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(587,953)	$(130,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162,113	33,492
Amortization	18,853	-
Stock issued for services	19,125	-
Amortization of debt discounts	11,349	-
Change in current assets and liabilities:
Accounts receivable	(449,877)	47,578
Inventory	(60,638)	(14,062)
Prepaids	(27,854)	(41,040)
Accounts payable	107,656	16,468
Accrued expenses	306,273	56,723
Deferred tax	(304)	(41,645)
Deferred revenue	(12,536)	-
Net cash used in operating activities	(513,793)	(72,935)

INVESTING ACTIVITIES:
Capital expenditures	(133,331)	-
Acquisition, net of cash acquired	(1,937,616)	-
Net cash used in investing activities	(2,070,947)	-

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	71,500	-
Proceeds from issuances of notes payable, non-related party	1,902,392	-
Repaymentsof notes payable, non-related party	(54,783)	-
Proceeds from Line of Credit	2,488,902
Repayments on Line of Credit	(2,105,760)
Repayments of notes payable, related party	(104,500)	(10,000)
Repayments of convertible notes	(8,796)	(59,461)
Proceeds from convertible notes payable	30,000	-
Proceeds from the sale of common stock	15,000	-
Change in restricted cash	150,564	-
Cash paid on financing lease obligation	(5,526)	-
Net cash provided by (used in) financing activities	2,378,993	(69,461)

NET INCREASE (DECREASE) IN CASH	(205,747)	(142,396)

CASH, BEGINNING BALANCE	209,494	365,221

CASH, ENDING BALANCE	$3,747	$222,825

CASH PAID FOR:
Interest	$217,791	$456
Income taxes	$-	$47,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$36,963	$-
Issuance of Convertible Note for acquisition of HWT	$1,500,000	$-
Issuance of Note Payable for acquisition of HWT	$300,000	$-
Issuance of Warrants for acquisition of HWT	$40,941	$-
Issuance of Redeemable Common Stock for acquisition of HWT	$1,439,725	$-
Debt discount from convertible note payable	$30,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2017
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2017. The results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
Description of Business

Alpine 4 Technologies Ltd. ("we" or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC, Quality Circuit Assembly, Inc. ("QCA"); and Horizon Well Testing, LLC ("HWT")).  For 2016, QCA made up most of the revenue disclosed in the consolidated financial statements.  HWT was not acquired until January 1, 2017, so it is not combined in our 2016 financial statements.

Acquisition Reporting

As discussed in Note 9, the Company entered into a stock purchase transaction with QCA in which the Company purchased 100% of QCA's outstanding stock.

The consolidated financial statements herein are presented under predecessor entity reporting and, because the acquiring entity had nominal operations as compared with the acquired company, QCA, prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 1, 2016, the effective date for financial reporting purposes of the stock purchase agreement.  In the following discussion, the results of the operations and cash flows for the periods ended on or prior to March 31, 2016 are referred to as "Predecessor" financial information, and the results of operations and cash flows of the Company for periods beginning April 1, 2016 and the financial position of the Company as of April 1, 2016 and subsequent balance sheet dates are referred to herein as "Successor" consolidated financial information.

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2017, and December 31, 2017, significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of March 31, 2017, and December 31, 2016, the Company had no cash equivalents.

Major Customers

For three months ended March 31, 2016 (Predecessor), the Company had two customers that made up approximately 50% of total revenues.  For the three months ended March 31, 2017 (Successor), the Company had four customers that made up approximately 60% of total revenues.  All other customers were less than 10% each of total revenues in each period.

For three months ended March 31, 2016 (Predecessor), the Company had two customers that made up approximately 50% of outstanding accounts receivable.  For the three months ended March 31, 2017 (Successor), the Company had three customers that made up approximately 60% of outstanding accounts receivable.  All other customers were less than 10% each of total accounts receivable for each period presented.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of March 31, 2017, and December 31, 2016, allowance for bad debt was $177,470 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory is in each area as of March 31, 2017, and December 31, 2016.

Inventory
	Mar 31, 2017	Dec 31, 2016
Raw materials	$583,650	$527,599
WIP	218,651	193,525
Finished goods	175,451	195,990
In Transit	13,000	13,000
	$990,752	$930,114

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from ten years to 39 years as follows:

Automobiles & Trucks	10 to 20 years
Buildings	39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Equipment	10 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Below is a table of Property and Equipment:

Property and Equipment
	Mar 31, 2017	Dec 31, 2016
Automobiles & Trucks	$1,441,242	$-
Machinery & Equipment	4,275,623	1,263,941
Office furniture & fixtures	7,057	-
Building	3,945,952	3,895,000
Land	126,347	-
Leasehold Improvements	288,045	219,045
Less: Accumulated Depreciation	(337,967)	(175,853)
	$9,746,299	$5,202,133

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	5 years
Software development	5 years

Below are tables for Intangibles and Other Long-Lived Assets:

Intangibles
	Mar 31, 2017	Dec 31, 2016
Software	218,350	191,300
Noncompete	100,000	100,000
Customer Lists	654,427	531,187
Less: Accumulated Amortization	(83,812)	(64,959)
	$888,965	$757,528

Other Long-Lived Assets
	Mar 31, 2017	Dec 31, 2016
Restricted Cash	$479,706	$630,270
Deposits	57,934	57,934
	$537,640	$688,204

Restricted cash consists of deposit account collateralizing letters of credit in favor of the counterparty in our lease financing obligation.  Changes in restricted cash are reflected as financing activities because the cash is being used in conjunction with financing activities.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Topic 360, "Accounting for the Impairment of Long-Lived Assets."  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the three months ended March 31, 2017 (Successor), there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of March 31, 2017, the only reporting units with goodwill were QCA and HWT.

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

Redeemable Common Stock

As discussed in Note 9, 379,403 shares of common stock that were issued as consideration for the HWT acquisition contain a redemption feature which allows for the redemption of common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at March 31, 2017, 379,403 shares of common stock were classified outside of permanent equity at its redemption value.

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

Quality Circuit Assembly

The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

Horizon Well Testing

Revenue is recognized when the contract has been performed in completion.  Contracts range from one day to 30 days in length.

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

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASBASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this and all financial periods presented reflect this.  There were no significant impact on our financial position, results of operations, or cash flows.

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

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for the second and third quarters of 2016.  Second, the Company has acquired HWT and is considering other potential acquisition targets that, like QCA, will increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services in connection with that capital raise.

Note 4 – Leases

As of March 31, 2017, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:

Fiscal Year
2017	$430,500
2018	584,763
2019	599,382
2020	614,366
2021	629,725
Thereafter	6,762,661
Total	9,621,397
Less: Current capital leases and financing transaction	(14,476)
Less: imputed interest	(3,040,530)
Noncurrent capital leases and financing transaction	$6,566,391

The Company also has a commitment to pay $276,000 towards Leasehold Improvements of which $276,000 has been satisfied and reflected on the balance sheet as of March 31, 2017.

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Because this is a financing transaction, the sale is recorded under financing obligation lease on the Balance Sheet and amortized over the 15-year term of the lease.

Operating Leases

The company also had two operating leases as of March 31, 2017 (Successor), for its location in San Jose, CA (QCA), and Phoenix, AZ (Alpine).  Approximate monthly rent obligations are $27,500 and $3,600 respectively.

The five-year minimum rent payments for each location are as follows

Fiscal Year	San Jose, CA	Phoenix, AZ
2017	$193,787	$7,200
2018	266,134	-
2019	274,118	-
2020	282,342	-
2021	290,812	-
Thereafter	-	-
Total	1,307,193	7,200

The San Jose, CA, rent agreement expires at the end of 2021, and the Phoenix, AZ, rent agreement expires at the end of May 2017 and then goes to a monthly rent agreement.

Note 5 – Notes Payable

During the three months ended March 31, 2016 (Predecessor), QCA paid off $10,000 of related party notes and $59,461 of unrelated party notes that were collateralized by vehicles prior to the purchase of QCA by Alpine 4.  There was no monthly payment on the related party notes.  The aggregate monthly payments on the unrelated party notes were $1,808.

During the three months ended March 31, 2017, the Company secured a line of credit with a third-party lender, Crestmark.  The line of credit is collateralized by HWT's outstanding accounts receivable, up to 85% with maximum draws of $2,000,000 and a variable interest rate.  The Company also secured a five-year fixed rate (10.14%) term loan with Crestmark Equipment Finance which is collateralized by HWT's equipment.

The company also entered into two fixed rate (30.00%) term notes with maturity dates of two months and six months for a total of 30,000.

As of March 31, 2017, the outstanding balances for all notes payable are as follows:

March 31, 2017	Alpine 4	QCA	HWT
LOC current	$-	$1,179,291	$506,767
Equipment current	-	29,116	307,914
Term notes	30,000	-	-
Total Current	$30,000	$1,208,407	$814,681
Equipment noncurrent	-	140,074	1,516,700
Total Notes	$30,000	$1,348,481	$2,331,381

Note 6 – Notes Payable, Related Parties

During the 3 months ended March 31, 2017, the company made payments to related parties for notes payable of $104,500 and borrowed $371,500 of which $300,000 was associated with the HWT acquisition described in Note 9.

At March 31, 2017, and December 31, 2016, notes payable consisted of the following:

	Mar 31, 2017	Dec 31, 2016
Note payable; non-interest bearing; due upon demand; unsecured	$-	$15,000
Note payable; non-interest bearing; due upon demand; unsecured	15,000	15,000
Note payable; interest bearing; due May 31, 2017; unsecured	-	5,000
Notes payable; non-interest bearing; due upon demand; unsecured	6,000	-
Note payable; interest bearing; due January 10, 2017; unsecured	-	60,000
Note payable; interest bearing; due May 26, 2017; unsecured	43,500	-
Note payable; interest bearing; due June 30, 2017; unsecured	7,500	10,000
Note payable; interest bearing; due May 31, 2017; secured	100,000	100,000
Note payable; interest bearing; due July 31, 2017; secured	300,000	-
	$472,000	$205,000

During the three months ended March 31, 2017, a note with a related party was amended with a due date of January 30, 2017, to May 31, 2017.  Also, a note with due date of April 30, 2017 was amended to July 31, 2017.

The secured note for $100,000 is secured by real estate in the HWT purchase agreement.  The secured note for $300,000 is subordinated debt secured by all assets of HWT.

Note 7 – Convertible Notes Payable

During the three months ended March 31, 2017 (Successor), the Company entered into convertible note agreements with investors and as consideration for an acquisition.  No convertible note agreements were entered into for the three months ended March 31, 2016 (Predecessor).  The convertible notes are unsecured; bear interest at 5-20% annually, and are due from April 27, 2016, to July 1, 2019.  All the convertible notes payable contains a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock.  Notes are convertible at $1.00 per share, except for those issued for two business acquisitions, which are convertible at $8.50 and $10.00 per share.  The debt discount, which arises from a beneficial conversion feature ("BCF") on the $1 per share investor notes, is being amortized over the terms of the convertible notes payable.  Total BCF discount recognized is $30,000 for the three months ended March 31, 2017.  For the three months ended March 31, 2017 (Successor), the Company recognized interest expense of $11,349 related to the amortization of the debt discount.  The unamortized balance was $26,072 as of March 31, 2017.

Convertible notes payable at March 31, 2017, and December 31, 2016, consisted of the following:

	Mar 31, 2017	Dec 31, 2016
Convertible Note - current	$253,536	$254,780
Debt discount	(26,072)	(7,421)
Net current	$227,464	$247,359

Convertible Note - noncurrent	3,250,997	1,760,198

Total Convertible Note	$3,478,461	$2,007,557

A roll forward of the convertible notes payable is provided below:

Balance outstanding, December 31, 2016 (Successor)	$2,007,557
Issuance of convertible notes payable for acquisition	1,500,000
Issuance of convertible notes payable for cash	30,000
Notes paid	(8,795)
Conversion of notes payable to common stock	(31,650)
Discount from beneficial conversion feature	(30,000)
Amortization of debt discount	11,349
Balance outstanding, March 31, 2017 (Successor)	$3,478,461

Our significant principal debt obligations with due dates as of March 31, 2017, are as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$472,000	$-	$-	$-	$472,000
Notes payable, non-related parties	2,053,087	1,274,125	382,650		3,709,862
Convertible notes payable	253,536	3,250,997			3,504,533
Unamortized debt discount	(26,072)				(26,072)
Total	$2,752,551	$4,525,122	$382,650	$-	$7,660,323

Minimum payments on Notes payable, non-related parties is $43,717 per month.  Other loans have no monthly payments.

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of May 22, 2017, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the three months ended March 31, 2017:

•	Issued 1,000 shares of its Class A common stock for services. Total expense for the shares issued was $8,500 which was recognized over the past year of vesting;

•	Issued 36,967 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest;

•	Issued 2,001 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $15,000.

There were no equity transactions related to the Predecessor Company during any Predecessor period presented.

Redeemable Common Stock

•
Issued 379,403 shares of its Class A common stock in connection with the purchase of HWT.  260,000 shares are redeemable at $4.25 per share at three different redemption periods.  130,000 at 12 months, 65,000 shares at 18 months and 65,000 shares at 24 months from the closing date of the purchase of HWT.  119,403 shares are redeemable at $3.35 per share at 12 months from the closing date of the purchase of HWT.  Shares are valued at the redemption value of $1,439,725.

Due to the nature of the issuance of stock for the HWT acquisition it is recorded outside of permanent equity in the balance sheet.

Reverse Stock Split

On July 29, 2016, the Company adopted a resolution approved by the shareholders to effectuate a reverse stock split at a ratio of one (1) new share for each ten (10) old shares of the Company's commons stock (the "Reverse Split").  By its terms, the Reverse Split would only reduce the number of outstanding shares of Class A and Class B common stock, and would not correspondingly reduce the number of Class A and Class B common shares authorized for issuance, which remained at 500,000,000 and 100,000,000, respectively.

The financial statements have been retrospectively restated to reflect the reverse split.

Note 9 – Business Combinations

Quality Circuit Assembly

Effective April 1, 2016 the Company Purchased 100% of the stock of Quality Circuit Assembly, Inc., a California corporation ("QCA").

The purchase price paid by the Company for the QCA Shares consisted of cash and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000.  The "Promissory Note Consideration" consists of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000 ($162,536 current, $1,750,996 noncurrent), secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5% with first payment due July 1, 2016, and will be payable in full in 36-months (namely, July 1, 2019).

A summary of the final purchase price allocation at fair value is below.

Purchase Allocation
Cash	$200,000
Accounts Receivable	1,158,995
Inventory	950,424
Property, Plant & Equipment	1,256,885
Prepaid	6,035
Intangibles	631,187
Goodwill	1,963,761
Accounts Payable	(672,410)
Accrued Expenses	(128,444)
Income Tax Payable	(20,123)
Deferred Tax Liability	(346,310)
$5,000,000

Horizon Well Testing

For accounting purposes the deemed closing date was January 1, 2017, on that date the Company Purchased 100% of the stock of Horizon Well Testing, LLC, an Oklahoma limited liability company ("HWT").

Alpine 4 purchased 100% of the outstanding interests of HWT for $2,200,000 cash, two notes payables ($1,500,000 & $300,000), 379,403 shares of Alpine 4's Class A common stock, valued at $1,439,725, and 75,000 warrants, valued at $40,941, to purchase 1 share of Alpine 4 Class A common stock each.  The $300,000 note bears interest at 1% and is payable in full by July 31, 2017.  The $1,500,000 note is a convertible note with an option to convert at $8.50 into Alpine 4s Class A common stock.  The note bears interest at 5% per annum and has a balloon payment due on the 18th month anniversary of the closing of the purchase.  There were also post-closing adjustments of $25,232.

HWT secured an equipment note for $1,872,392 from Crestmark Equipment Finance with a five-year term at a fixed interest rate of 10.14%.  HWT also secured a line of credit from Crestmark Bank with an initial funding amount of $165,012.  The line of credit is secured by HWT's accounts receivable and has a variable interest rate.

A summary of the preliminary purchase price allocation at fair value is below.

Purchase Allocation
Cash	$262,384
Accounts Receivable, net	245,833
Property, Plant & Equipment	4,530,999
Intangibles	123,240
Goodwill	318,064
Accrued Expenses	(25,086)
Total consideration	$5,455,434

Unaudited pro forma results of operations for the three months ended March 31, 2016 (Predecessor), as if the Companies (Alpine, QCA & HWT) had been combined as of January 1, 2016, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.  For period ending March 31, 2017 (Successor), pro forma information is not provided because the results after December 31, 2016, are post-acquisition.

Pro Forma Combined Financials
Three Months Ended March 31, 2016

Revenue	$3,223,404

Net (Loss) Income	$(357,622)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.02)

Note 10 – Industry Segments

This summary presents the Company's current segments, QCA and HWT for the three months ended March 31, 2017 (Successor).  Prior periods are presented as QCA made up the majority of the financials.

	Successor
	Three Months Ended March 31, 2017
	QCA	HWT	Unallocated	Total Consolidated

Revenue, external customers	$1,678,841	$775,780	$38,620	$2,493,241
Revenue, company segments	26,837	-	23,952	50,789
Segment Gross Profit	526,283	389,671	21,823	937,777
Segment Depreciation and Amortization	72,095	100,538	8,333	180,966
Segment Interest expense	167,733	71,933	49,942	289,608
Segment income tax expense	46	-	-	46
Segment net gain/(loss)	(110,316)	(263,434)	(214,203)	(587,953)

	Successor
	As of March 31, 2017
	QCA	HWT	Unallocated	Total Consolidated

Accounts receivable, net	$1,272,011	$708,213	$30,298	$2,010,522
Goodwill	1,963,761	318,064	-	2,281,825
Total assets	10,458,130	5,732,631	336,577	16,527,338

Note 11 – Subsequent Events

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

Convertible Note

On April 17, 2017, the Company entered into a convertible note with a 3rd party unrelated investor for $58,500 with net proceeds of $55,000.  The note is due January 17, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from April 17, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on when prepaid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC; Quality Circuit Assembly, Inc.; and Horizon Well Testing, LLC).

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

-
An Alpine 4 developed ERP (Enterprise Resource Planning) and collaboration system called SPECTRUMebos.  SPECTRUMebos is what we are defining as an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology "secret sauce" in managing our portfolio of companies and, in time, will be an offering to external customers.

All great strategies must have trade-offs. Therefore, Alpine 4 avoids companies that have unionized employees, businesses that have more than $150 million in revenue, and companies that operate in highly regulated business industries.

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

Effective, January 1, 2017, Alpine 4 acquired 100% of Horizon Well Testing, LLC ("HWT"). Additional information about the acquisition of HWT can be found in our Current Reports on Form 8-K filed with the SEC on December 8, 2016, and January 13, 2017.

Finally, we have entered into two additional LOI's to acquire two different companies, and will provide additional disclosures relating to those transactions as they progress.
Segments

Segment revenue and net income are key metrics we use to evaluate segment operating performance and to determine resource allocation between segments.

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

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisition of QCA and HWT has allowed for an increased level of cash flow to the Company as demonstrated in the sales for the first quarter of 2017.  Second, the Company is in negotiations to acquire another company that, like QCA, will increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services in connection with that capital raise.

Results of Operations

Revenue
Our revenues were $2,493,241 for the three months ended March 31, 2017 (Successor), with the majority being from QCA.  This compares with $1,788,654 for the three months ended March 31, 2016 (Predecessor).  Predecessor revenue is from circuit board and wire harness sales.  Successor revenues include these as well as oil industry services and the 6SA products and services.  The Company began selling the 6SA products and services during the second half of 2015, and expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues are based on management's contacts within the automobile dealership industry and the anticipated increase in interest in Alpine 4's products and services.   Management also expects revenue from circuit board and wire harness sales to increase over the next 12 months as well as services in the oil field industry.  These expectations are a result of increased focus on acquiring new customers and growing current customer's orders.

Cost of Revenue

Our cost of revenues was $1,555,464 for the three months ended March 31, 2017 (Successor).  This compares to $1,383,031 for the three months ended March 31, 2016 (Predecessor).  We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses were $1,134,922 for the three months ended March 31, 2017 (Successor).  This compares to $533,894 for the three months ended March 31, 2016 (Predecessor).  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second half of 2017, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in increased expenses in these areas to the Company.

Interest expense

Our interest expense was $289,608 for the three months ended March 31, 2017 (Successor).  This compares to $456 for the three months ended March 31, 2016 (Predecessor).  The increase in interest expense is due to the increase in debt, including convertible notes, along with interest costs associated with the purchase of QCA and HWT.  Interest expense includes the interest on the convertible debentures and the amortization of the debt discounts associated with the conversion features embedded in the convertible debentures.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, and issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the third and fourth quarters of 2017.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships each month, which began in the second quarter and which should continue through the end of 2017.

Management expects to have sufficient working capital for continuing operations from either the sale of its products, its subsidiaries' product and services revenue, or through the raising of additional capital through private offerings of our securities. Additionally, as of the date of this Report, the Company was in negotiations to acquire two businesses, which management believes will provide additional operating revenues to the Company.  There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management, or at all.

The Company used cash from operating activities of $513,793 for the three months ended March 31, 2017 (Successor).  This compares with cash used of $72,935 for the three months ended March 31, 2016 (Predecessor).  The increase is due to the increase of accounts receivable.

The Company used cash from investing activities of $2,070,947 for the three months ended March 31, 2017 (Successor).  This compares with $0 cash used for the three months ended March 31, 2016 (Predecessor).  The increase is due to the purchase of HWT.

The Company generated cash from financing activities of $2,378,993 for the three months ended March 31, 2017 (Successor).  This compares to cash used of $69,461 for the three months ended March 31, 2016 (Predecessor).  The increase is due to the financing transaction of the equipment note for the acquisition of HWT.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes.  Note 2, "Summary of Significant Accounting Policies," of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company's condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue Recognition

ALTIA

The Company accounts for ALTIA's revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  When a vehicle is sold to the driving consumer who purchases the 6th Sense Auto service, the cost of the service is added to the price of the car and the amount collected by the dealership for this service is remitted to the Company.  At the time the vehicle is purchased, the Company recognizes the service portion of the contract over the service period of generally 12 to 36 months.

Quality Circuit Assembly

The Company accounts for QCA's revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

Horizon Well Testing

Revenue is recognized when the contract has been performed in completion.  Contracts range from one day to 30 days in length.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2017 (Successor), and December 31, 2016.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of March 31, 2017, and December 31, 2016, the Company had no cash equivalents.

Major Customers

For three months ended March 31, 2016 (Predecessor), the Company had two customers that made up approximately 50% of total revenues.  For the three months ended March 31, 2017 (Successor), the Company had four customers that made up approximately 60% of total revenues.  All other customers were less than 10% each of total revenues in each period.

For three months ended March 31, 2016 (Predecessor), the Company had two customers that made up approximately 50% of outstanding accounts receivable.  For the three months ended March 31, 2017 (Successor), the Company had three customers that made up approximately 60% of outstanding accounts receivable.  All other customers were less than 10% each of total accounts receivable for each period presented.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of March 31, 2017 (Successor), and March 31, 2016 (Predecessor), allowance for bad debt was $177,470 and $0, respectively.

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

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from ten years to 39 years as follows:

Automobiles & Trucks	10 to 20 years
Buildings	39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Equipment	10 years

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

Impairment of Intangibles

The Company evaluates intangible assets for impairment on a yearly basis or as needed.  During the three months ended March 31, 2017 (Successor), there have been no impairment losses.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the three months ended March 31, 2017 (Successor), there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of March 31, 2017, the only reporting units with goodwill were QCA and HWT.

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

Redeemable Common Stock

As discussed in Note 9, 379,403 shares of common stock that were issued as consideration for the HWT acquisition contain a redemption feature which allows for the redemption of common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at March 31, 2017, 379,403 shares of common stock were classified outside of permanent equity at its redemption value.
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

Recent Developments

Acquisition of Horizon Well Testing

On November 30, 2016, the Company entered into a Stock Purchase Agreement (the "HWT SPA") with Horizon Well Testing, L.L.C., an Oklahoma limited liability company ("HWT") and its sole shareholder Adam Martin (the "HWT Seller").  Effective as of January 1, 2017, Alpine 4 acquired and took full control of HWT.

Since 2010, HWT has been providing services to the oil and gas industry.  This acquisition is another step in Alpine 4's strategy of diversification through acquisitions.

Pursuant to the HWT SPA, Alpine 4, HWT and the HWT Seller agreed on the terms pursuant to which Alpine 4 would purchase from HWT Seller all of the outstanding membership interests of HWT (the "HWT Interests").  The purchase price paid by Alpine 4 for the HWT Interests consisted of cash, a note, a convertible note, and securities consideration.  The "Cash Consideration" paid was $2,200,000.  The "Note" consisted of a secured note in the amount of $300,000, secured by a subordinated security interest in the assets of HWT.  The Note bears interest at 1% and will be payable in full by July 31, 2017.  The "Convertible Note" consisted of a secured convertible note in the amount of $1,500,000, secured by a subordinated security interest in the assets of HWT.  The HWT Seller has the opportunity to convert the Convertible Note into shares of Alpine 4's Class A common stock at a conversion price of $8.50 after a restricted period according to securities laws.    The Convertible Note bears interest at 5% and is payable in full with a balloon payment on the 18-month anniversary of the closing date of the transaction with no monthly payments.  The "Securities" consisted of two components, an aggregate of 379,403 shares of alpine 4s Class A common stock issued to the Seller, and a warrant to purchase an additional 75,000 shares of Class A common stock.

In the HWT SPA, the HWT Seller acknowledged and agreed that his entry into consulting agreements with Alpine 4 was an integral part of the transaction contemplated by the HWT SPA. As such, the HWT Seller agreed to enter into consulting agreements with Alpine 4 and HWT, and continue to work with HWT for a period of time agreed upon by Alpine 4 and the HWT Seller.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2017, the Company sold an aggregate of 2,001 shares of its restricted Class A common stock in private offerings.  The Company raised an aggregate of approximately $15,000.  The Company issued 36,964 shares of its restricted Class A common stock in connection with the conversion of convertible notes payable.  Additionally, the Company issued 379,403 shares of its Class A common stock for the acquisition of HWT.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 6.                      Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

10.5	QCA Stock Purchase Agreement, dated as of March 15, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 15, 2016)

10.6	Reverse stock slip of 1 to 10 as of July 29, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 3, 2016)

10.7	Horizon Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.8	Horizon Secured Promissory Note (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.9	Horizon Security Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.10	Horizon Warrant (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.11	Horizon Master Services Commission Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.12	Consulting Services Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: May 22, 2017

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, President, and Secretary (Principal Executive Officer)

Dated: May 22, 2017

By: /s/ David G. Schmitt
David G. Schmitt
Chief Financial Officer, (Principal Financial Officer)