Form 10-Q
period 2017-06-30
Alpine 4 Technologies Ltd.
filed 2017-08-14
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2017, the issuer had 22,550,852 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Successor
	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$30,052	$209,494
Accounts receivable, net	1,528,574	1,346,585
Inventory	1,132,921	930,114
Prepaid expenses and other current assets	87,540	39,734
Total current assets	2,779,087	2,525,927

Property and equipment, net	9,585,868	5,202,133
Intangible asset, net	891,169	757,528
Goodwill	2,281,825	1,963,761
Other non-current assets	367,724	688,204
Total non-current assets	13,126,586	8,611,626

TOTAL ASSETS	$15,905,673	$11,137,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,931,173	$1,434,170
Accrued expenses	602,487	299,043
Deferred Revenue	43,574	12,536
Deposits	12,509	12,509
Notes payable	3,413,657	1,332,031
Notes payable, related parties	481,500	205,000
Convertible notes payable, net of discount of $14,604 and $7,421	358,761	247,359
Financing Lease Obligation	19,921	13,814
Income Tax Payable	19,819	20,123
Total current liabilities	6,883,401	3,576,585

NON-CURRENT LIABILITIES:
Long-term debt	-	147,079
Convertible notes payable	3,224,211	1,760,198
Financing Lease Obligation	6,556,189	6,572,579
Deferred tax liability	287,153	287,153
Total non-current liabilities	10,067,553	8,767,009

TOTAL LIABILITIES	16,950,954	12,343,594

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 379,403 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,439,725	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 21,667,449 and 21,474,481 shares issued and outstanding	2,167	2,148
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,600,000 and 1,600,000 shares issued and outstanding	160	160
Additional paid-in capital	16,389,832	16,228,106
Accumulated deficit	(18,877,165)	(17,436,455)
Total stockholders’ deficit	(2,485,006)	(1,206,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,905,673	$11,137,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period
	Successor	Successor
	Three Months Ended April, 1, 2017 to June 30, 2017	Three Months Ended April, 1, 2016 to June 30, 2016

Revenue	$2,330,032	$2,036,436
Cost of revenue (exclusive of depreciation)	1,585,475	1,319,623
Gross Profit	744,557	716,813

Operating expenses:
General and administrative expenses	1,102,084	1,920,714
Depreciation	162,926	71,170
Amortization	18,853	10,833
Total operating expenses	1,283,863	2,002,717
Loss from operations	(539,306)	(1,285,904)

Other expenses
Interest expense	366,882	260,690
Other (income)	(53,752)	(51,948)
Total other expenses	313,130	208,742

Gain (Loss) before income tax	(852,436)	(1,494,646)

Income tax expense (benefit)	321	8,375

Net gain/(loss)	$(852,757)	$(1,503,021)

Weighted average shares outstanding :
Basic	23,494,522	22,685,880
Diluted	23,494,522	22,685,880

Loss per share
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six month period
	Successor	Successor	Predecessor
	Six Months Ended January, 1, 2017 to June 30, 2017	Three Months Ended April, 1, 2016 to June 30, 2016	Three Months Ended January, 1, 2016 to March 31, 2016

Revenue	$4,823,273	$2,036,436	$1,788,654
Cost of revenue (exclusive of depreciation)	3,140,939	1,319,623	1,383,031
Gross Profit	1,682,334	716,813	405,623

Operating expenses:
General and administrative expenses	2,237,006	1,920,714	533,894
Depreciation	325,039	71,170	33,492
Amortization	37,706	10,833	-
Total operating expenses	2,599,751	2,002,717	567,386
Loss from operations	(917,417)	(1,285,904)	(161,763)

Other expenses
Interest expense	656,490	260,690	456
Other (income)	(133,564)	(51,948)	-
Total other expenses	522,926	208,742	456

Gain (Loss) before income tax	(1,440,343)	(1,494,646)	(162,219)

Income tax expense (benefit)	367	8,375	(31,770)

Net gain/(loss)	$(1,440,710)	$(1,503,021)	$(130,449)

Weighted average shares outstanding :
Basic	23,468,004	22,685,880	-
Diluted	23,468,004	22,685,880	-

Loss per share
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six month period
	Successor	Successor	Predecessor
	Six Months Ended January, 1, 2017 to June 30, 2017	Three Months Ended April, 1, 2016 to June 30, 2016	Three Months Ended January, 1, 2016 to March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(1,440,710)	$(1,503,021)		$(130,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	325,039	71,170		33,492
Amortization	37,706	10,833		-
Employee stock compensation	32,673	956,250		-
Stock issued for services	6,168	262,240		-
Amortization of debt issuance	6,500			-
Amortization of debt discounts	22,817	98,476		-
Change in current assets and liabilities:
Accounts receivable	32,071	(288,211)		47,578
Inventory	(202,807)	3,097		(14,062)
Prepaids	(47,806)	(19,887)		(41,040)
Accounts payable	497,003	22,062		16,468
Accrued expenses	271,678	79,455		56,723
Deferred tax	(304)	-		(41,645)
Deferred revenue	31,038	-		-
Net cash used in operating activities	(428,934)	(307,536)		(72,935)

INVESTING ACTIVITIES:
Capital expenditures	(156,883)	(84,050)		-
Acquisition, net of cash acquired	(1,937,616)	(2,800,000)		-
Net cash used in investing activities	(2,094,499)	(2,884,050)		-

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	94,000	-		-
Proceeds from issuances of notes payable, non-related party	1,942,392	204,000		-
Repaymentsof notes payable, non-related party	(156,197)	(15,200)		-
Proceeds from Line of Credit	4,992,511	2,297,888
Repayments on Line of Credit	(4,844,160)	(1,708,853)
Repayments of notes payable, related party	(117,500)			(10,000)
Repayments of convertible notes	(34,252)			(59,461)
Proceeds from convertible notes payable	142,000	12,500		-
Proceeds from the sale of common stock	15,000	6,000		-
Net Proceeds from financing obligation lease, net of commissions and financing charges	-	2,700,102
Change in restricted cash	320,480	(525,270)		-
Cash paid for rent deposit on lease of building	-	(46,667)
Cash paid on financing lease obligation	(10,283)	(49,356)		-
Net cash provided by (used in) financing activities	2,343,991	2,875,144		(69,461)

NET INCREASE (DECREASE) IN CASH	(179,442)	(316,442)		(142,396)

CASH, BEGINNING BALANCE	209,494	342,786		365,221

CASH, ENDING BALANCE	$30,052	$26,344		$222,825

CASH PAID FOR:
Interest	$217,791	$163,651		$456
Income taxes	$-	$-		$47,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$36,963	$58,520		$-
Issuance of Convertible Note for acquisition of QCA	$-	$2,000,000	$
Purchase of building from lease proceeds	$-	$3,895,000	$
Issuance of Convertible Note for acquisition of HWT	$1,500,000	$-		$-
Issuance of Note Payable for acquisition of HWT	$300,000	$-		$-
Issuance of Warrants for acquisition of HWT	$40,941	$-		$-
Issuance of Redeemable Common Stock for acquisition of HWT	$1,439,725	$-		$-
Debt discount from convertible note payable	$30,000	$		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended June 30, 2017
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017. The results for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
Description of Business

Alpine 4 Technologies Ltd. (“we” or the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC, Quality Circuit Assembly, Inc. (“QCA”); and Horizon Well Testing, LLC (“HWT”)).  For 2016, QCA made up most of the revenue disclosed in the consolidated financial statements.  HWT was not acquired until January 1, 2017, so it is not combined in our 2016 financial statements.

Acquisition Reporting

As discussed in Note 9, the Company entered into a stock purchase transaction with QCA in which the Company purchased 100% of QCA’s outstanding stock.

The consolidated financial statements herein are presented under predecessor entity reporting and, because the acquiring entity had nominal operations as compared with the acquired company, QCA, prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 1, 2016, the effective date for financial reporting purposes of the stock purchase agreement.  In the following discussion, the results of the operations and cash flows for the periods ended on or prior to March 31, 2016 are referred to as “Predecessor” financial information, and the results of operations and cash flows of the Company for periods beginning April 1, 2016 and the financial position of the Company as of April 1, 2016 and subsequent balance sheet dates are referred to herein as “Successor” consolidated financial information.

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2017, and December 31, 2017, significant intercompany balances and transactions have been eliminated.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings and financial position.

Advertising

Advertising costs are expensed when incurred.  All advertising takes place at the time of expense.  We have no long-term contracts for advertising.  Advertising expense for all periods presented were under $10,000.

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of June 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Major Customers

For three months ended March 31, 2016 (Predecessor) and the three months ended June 30, 2016 (Successor), the Company had two customers that made up approximately 50% of total revenues.  For the three months ended June 30, 2017 (Successor), and six months ended June 30, 2017 (Successor), the Company had one customer that made up approximately 38% and 35% of total revenues, respectively.  All other customers were less than 10% each of total revenues in each period.

For three months ended March 31, 2016 (Predecessor) and the three months ended June 30, 2016 (Successor), the Company had two customers that made up approximately 50% of outstanding accounts receivable.  For the three months ended June 30, 2017 (Successor), and six months ended June 30, 2017 (Successor), the Company had one customer that made up approximately 48% of outstanding accounts receivable.  All other customers were less than 10% each of total accounts receivable for each period presented.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of June 30, 2017, and December 31, 2016, allowance for bad debt was $177,470 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory was in each area as of June 30, 2017, and December 31, 2016.

Inventory
	Jun 30, 2017	Dec 31, 2016
Raw materials	$682,691	$527,599
WIP	268,415	193,525
Finished goods	168,815	195,990
In Transit	13,000	13,000
	$1,132,921	$930,114

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

Below is a table of Property and Equipment:

Property and Equipment
	Jun 30, 2017	Dec 31, 2016
Automobiles & Trucks	$1,441,242	$-
Machinery & Equipment	4,278,117	1,263,941
Office furniture & fixtures	7,057	-
Building	3,945,952	3,895,000
Land	126,347	-
Leasehold Improvements	288,045	219,045
Less: Accumulated Depreciation	(500,892)	(175,853)
	$9,585,868	$5,202,133

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	5 years
Software development	5 years

Below are tables for Intangibles and Other Long-Lived Assets:

Intangibles
	Jun 30, 2017	Dec 31, 2016
Software	$239,407	$191,300
Noncompete	100,000	100,000
Customer Lists	654,427	531,187
Less: Accumulated Amortization	(102,665)	(64,959)
	$891,169	$757,528

Other Long-Lived Assets
	Jun 30, 2017	Dec 31, 2016
Restricted Cash	$308,891	$630,270
Deposits	58,833	57,934
	$367,724	$688,204

Restricted cash consists of deposit account collateralizing letters of credit in favor of the counterparty in our lease financing obligation.  Changes in restricted cash are reflected as financing activities because the cash is being used in conjunction with financing activities.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Topic 360, “Accounting for the Impairment of Long-Lived Assets.”  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During all periods presented, there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of June 30, 2017, the only reporting units with goodwill were QCA and HWT.

The Company used qualitative factors according to Accounting Standards Codification (“ASC”) 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria the company believes there not to be any triggers for potential impairment of goodwill and therefore the Company has recorded no impairment of goodwill in any period presented.

Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes and line of credit.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Redeemable Common Stock

As discussed in Note 9 below, 379,403 shares of Class A common stock that were issued as consideration for the HWT acquisition contain a redemption feature which allows for the redemption of common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at June 30, 2017, 379,403 shares of Class A common stock were classified outside of permanent equity at its redemption value.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debentures, but they are anti-dilutive due to the net loss incurred.  All earnings (loss) per common share have been adjusted retroactively for all periods presented to reflect changes in number of shares as a result of the reverse stock split amount.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Related Party Disclosure

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current US GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.
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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU and all financial periods presented herein reflect this.  There were no significant impact on our financial position, results of operations, or cash flows.

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
Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis. The working capital of the Company is currently negative and causes doubt of the ability for the Company to continue. The Company requires capital for its operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for the second and third quarters of 2016.  Second, the Company has acquired HWT and is considering other potential acquisition targets that, like QCA, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services in connection with that capital raise.

 Note 4 – Leases

As of June 30, 2017, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:

Fiscal Year
2017	$287,000
2018	584,763
2019	599,382
2020	614,366
2021	629,725
Thereafter	6,715,046
Total	9,430,282
Less: Current capital leases and financing transaction	(19,921)
Less: imputed interest	(2,854,172)
Noncurrent capital leases and financing transaction	$6,556,189

The Company also has a commitment to pay $276,000 towards Leasehold Improvements, of which $276,000 has been satisfied and reflected on the balance sheet as of June 30, 2017.

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Because this is a financing transaction, the sale is recorded under financing obligation lease on the Balance Sheet and amortized over the 15-year term of the lease.

The term of the lease has been extended through September 30, 2032 at a monthly rate of approximately $69,000.  These payments are not reflected in the table above.

A letter of credit of $1,000,000 is to be provided to landlord, of which $308,891 had been satisfied as of June 30, 2017.

Operating Leases

The company also had two operating leases as of June 30, 2017 (Successor), for its location in San Jose, CA (QCA), and Phoenix, AZ (Alpine).  Approximate monthly rent obligations are $27,500 and $2,800 respectively.

The five-year minimum rent payments for each location are as follows

Fiscal Year	San Jose, CA	Phoenix, AZ
2017	$129,191	$5,600
2018	266,134	-
2019	274,118	-
2020	282,342	-
2021	290,812	-
Thereafter	-	-
Total	1,242,597	5,600

The San Jose, CA, rent agreement expires at the end of 2021, and the Phoenix, AZ, rent agreement expired at the end of May 2017 and went to a monthly rent agreement.

Effective August 1, 2017, the company has also entered into an operating lease agreement in Oklahoma City, OK, for its Oklahoma business, HWT.  Approximate monthly rent is $5,000 and the term is for two years.

Note 5 – Notes Payable

During the three months ended March 31, 2016 (Predecessor), QCA paid off $10,000 of related party notes and $59,461 of unrelated party notes that were collateralized by vehicles prior to the purchase of QCA by Alpine 4.  There was no monthly payment on the related party notes.  The aggregate monthly payments on the unrelated party notes were $1,808.

During the six months ended June 30, 2017, the Company secured a line of credit with a third-party lender, Crestmark.  The line of credit is collateralized by HWT’s outstanding accounts receivable, up to 85% with maximum draws of $2,000,000 and a variable interest rate.  The Company also secured a five-year fixed rate (10.14%) term loan with Crestmark Equipment Finance which is collateralized by HWT’s equipment.  Both are guaranteed by the Company.

The company also entered into three fixed rate (30.00%) term notes with maturity dates of two, three and six months for a total of 70,000, of which $20,000 has been repaid as of June 30, 2017.

As of June 30, 2017, the outstanding balances for all notes payable are as follows:

June 30, 2017 (Successor)	Alpine 4	QCA	HWT
LOC current	$-	$1,328,613	$122,655
Equipment current	-	162,005	1,750,384
Term notes	50,000	-	-
Total Current	$50,000	$1,490,618	$1,873,039
Equipment noncurrent	-	-	-
Total Notes	$50,000	$1,490,618	$1,873,039

The QCA and HWT equipment notes are classified as current due to the notes being in default and fully callable by the lender.

Note 6 – Notes Payable, Related Parties

During the six months ended June 30, 2017, the Company made payments to related parties for notes payable of $117,500, and borrowed $394,000 of which $300,000 was associated with the HWT acquisition described in Note 9.

At June 30, 2017, and December 31, 2016, notes payable consisted of the following:

	Jun 30, 2017	Dec 31, 2016
Note payable; non-interest bearing; due upon demand; unsecured	$-	$15,000
Note payable; non-interest bearing; due upon demand; unsecured	4,500	15,000
Note payable; interest bearing; due May 31, 2017; unsecured	-	5,000
Notes payable; non-interest bearing; due upon demand; unsecured	6,000	-
Note payable; interest bearing; due January 10, 2017; unsecured	-	60,000
Note payable; interest bearing; due May 26, 2017; unsecured	43,500	-
Note payable; interest bearing; due June 30, 2017; unsecured	7,500	10,000
Note payable; interest bearing; due May 31, 2017; secured	100,000	100,000
Note payable; interest bearing; due July 31, 2017; secured	300,000	-
Note payable; interest bearing; due April 28, 2018; unsecured	20,000	-
	$481,500	$205,000

During the six months ended March 31, 2017, a note with a related party was amended with a due date of January 30, 2017, to May 31, 2017.  Also, a note with due date of April 30, 2017, was amended to July 31, 2017.  These notes are now due upon demand.

The secured note for $100,000 is secured by real estate in the HWT purchase agreement.  The secured note for $300,000 is subordinated debt secured by all assets of HWT.

Note 7 – Convertible Notes Payable

During the six months ended June 30, 2017 (Successor), the Company entered into fixed convertible note agreements with investors and as consideration for an acquisition.  The fixed convertible notes are unsecured; bear interest at 5-20% annually, and are due from April 27, 2016, to July 1, 2019.  All the fixed convertible notes payable contains a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock.  Notes are convertible at $1.00 per share, except for those issued for two business acquisitions, which are convertible at $8.50 and $10.00 per share.  The debt discount, which arises from a beneficial conversion feature (“BCF”) on the $1 per share investor notes, is being amortized over the terms of the convertible notes payable.  Total BCF discount recognized is $30,000 for the six months ended June 30, 2017.  For the six months ended June 30, 2017 (Successor), the Company recognized interest expense of $22,817 related to the amortization of the debt discount.  The unamortized balance was $14,604 as of June 30, 2017.

During the six months ended June 30, 2017 (Successor), the Company entered into two variable convertible note agreements with investors.  The variable convertible notes are unsecured; bear interest at 10-12% annually, and are due from January 30 to June 15, 2018.

On April 17, 2017, the Company entered into a variable convertible note with un related 3rd party Ltd. for $58,500 with net proceeds of $55,000.  The note is due January 17, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from April 17, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on when prepaid.

On June 15, 2017, the Company entered into a variable convertible note with an unrelated 3rd party for $60,000 with net proceeds of $57,000.  The note is due June 15, 2018 and bears interest at 10% per annum.  After 180 days, the note is convertible to the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from June 15, 2017.  The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on when prepaid.

Convertible notes payable at June 30, 2017, and December 31, 2016, consisted of the following:

	Jun 30, 2017	Dec 31, 2016
Convertible Note - current	$373,365	$254,780
Debt discount	(14,604)	(7,421)
Net current	$358,761	$247,359

Convertible Note - noncurrent	3,224,211	1,760,198

Total Convertible Note	$3,582,972	$2,007,557

A roll forward of the convertible notes payable is provided below:

Balance 12/31/16	2,007,557
Issuance of convertible notes payable for acquisition	1,500,000
Issuance of convertible notes payable for cash and debt issuance costs	148,500
Notes paid	-34,252
Conversion of notes payable to common stock	-31,650
Discount from beneficial conversion feature	-30,000
Amortization of debt discount	22,817
Balance 6/30/17	3,582,972

Our significant principal debt obligations with due dates as of June 30, 2017, are as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$481,500	$-	$-	$-	$481,500
Notes payable, non-related parties	3,413,657	-	-	-	3,413,657
Convertible notes payable	373,365	3,224,211			3,597,576
Total	$4,268,522	$3,224,211	$-	$-	$7,492,733

Minimum payments on Notes payable, non-related parties is $43,717 per month.  Other loans have no monthly payments.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of August 11, 2017, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the six months ended June 30, 2017:

•	Issued 154,000 shares of its Class A common stock for services. Total expense for the shares issued for services was $6,168;

•	Issued 36,967 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $36,963;

•	Issued 2,001 shares of the Company’s restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $15,000.

There were no equity transactions related to the Predecessor Company during any Predecessor period presented.

Redeemable Common Stock

•
The Company issued 379,403 shares of its Class A common stock in connection with the purchase of HWT.  260,000 shares are redeemable at $4.25 per share at three different redemption periods:  130,000 shares at 12 months, 65,000 shares at 18 months and 65,000 shares at 24 months from the closing date of the purchase of HWT.  119,403 shares are redeemable at $3.35 per share at 12 months from the closing date of the purchase of HWT.  Shares are valued at the redemption value of $1,439,725.

Due to the nature of the issuance of stock for the HWT acquisition, it is recorded outside of permanent equity in the balance sheet.

Stock Options

During the six months ended June 30, 2017, the following stock options were issued to purchase one share each of the Company’s Class A common stock.  The options were issued pursuant to the Company’s 2016 Stock Option and Stock Award Plan (the “Plan”).  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date using the following assumptions.

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted average risk free interest rate	2.38%
Expected life of options	6.25 years

On April 7, 2017, the Company issued 741,500 options to employees and consultants of the Company. The options granted vest over the next four years, and the exercise price of the options granted is $0.90, which was the last closing bid price of the Company’s common stock as traded on the OTC QB Market.  The stock options are valued at $586,972 which will be expensed quarterly over the vesting period.

On May 3, 2017, the Company issued 114,000 options to an employee.  The options granted vest over the next four years and the exercise price of the options granted is $0.26, which was the last closing bid price of the Company’s common stock as traded on the OTC QB Market.  The stock options are valued at $29,298 which will be expensed quarterly over the vesting period.

Stock Options Outstanding
As of December 31, 2016	-
Issued	855,500
Forfeited	(92,000)
As of June 30, 2017	763,500

During the three months ended June 30, 2017, approximately $33,000 of expense was recorded for stock options expense.

Reverse Stock Split

On July 29, 2016, the Company adopted a resolution approved by the shareholders to effectuate a reverse stock split at a ratio of one (1) new share for each ten (10) old shares of the Company’s commons stock (the “Reverse Split”).  By its terms, the Reverse Split would only reduce the number of outstanding shares of Class A and Class B common stock, and would not correspondingly reduce the number of Class A and Class B common shares authorized for issuance, which remained at 500,000,000 and 100,000,000, respectively.

The financial statements have been retrospectively restated to reflect the reverse split.

Note 9 – Business Combinations

Quality Circuit Assembly

Effective April 1, 2016 the Company Purchased 100% of the stock of Quality Circuit Assembly, Inc., a California corporation (“QCA”).

The purchase price paid by the Company for the QCA Shares consisted of cash and a convertible promissory note.   The “Cash Consideration” paid was the aggregate amount of $3,000,000.  The “Promissory Note Consideration” consists of a secured promissory note (the “Quality Circuit Assembly Note”) in the amount of $2,000,000 ($162,536 current, $1,750,996 noncurrent), secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company’s Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5% with first payment due July 1, 2016, and will be payable in full in 36-months (namely, July 1, 2019).

A summary of the final purchase price allocation at fair value is below.

Purchase Allocation
Cash	$200,000
Accounts Receivable	1,158,995
Inventory	950,424
Property, Plant & Equipment	1,256,885
Prepaid	6,035
Intangibles	631,187
Goodwill	1,963,761
Accounts Payable	(672,410)
Accrued Expenses	(128,444)
Income Tax Payable	(20,123)
Deferred Tax Liability	(346,310)
$5,000,000

Horizon Well Testing

Effective January 1, 2017, the Company Purchased 100% of the stock of Horizon Well Testing, LLC, an Oklahoma limited liability company (“HWT”).

Alpine 4 purchased 100% of the outstanding interests of HWT for $2,200,000 cash, two notes payables ($1,500,000 and $300,000), 379,403 shares of Alpine 4's Class A common stock, valued at $1,439,725, and 75,000 warrants to purchase on shares of Alpine 4 Class A common stock, valued at $40,941.  The $300,000 note bears interest at 1% and is payable in full by July 31, 2017.  The $1,500,000 note is a convertible note with an option to convert at $8.50 into Alpine 4's Class A common stock.  The note bears interest at 5% per annum and has a balloon payment due on the 18-month anniversary of the closing of the purchase.  There were also post-closing adjustments of $25,232.

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

Unaudited pro forma results of operations for the six months ended June 30, 2016 (Predecessor), as if the Companies (Alpine, QCA & HWT) had been combined as of January 1, 2016, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.  For period ending June 30, 2017 (Successor), pro forma information is not provided because the results after December 31, 2016, are post-acquisition.

Pro Forma Combined Financials
Six Months Ended June 30, 2016

Revenue	$6,034,350

Net (Loss) Income	$(2,084,771)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.09)

Note 10 – Industry Segments

This summary presents the Company's current segments, QCA and HWT for the six months ended June 30, 2017 (Successor).  Prior periods are not presented as QCA made up the majority of the financials.

	Successor
	Three Months Ended June 30, 2017
	QCA	HWT	Unallocated & Eliminations	Total Consolidated

Revenue, external customers	$1,884,879	$350,300	$94,853	$2,330,032
Revenue, company segments	-	-	-	-
Segment Gross Profit	570,566	124,510	49,481	744,557
Segment Depreciation and Amortization	72,503	100,943	8,333	181,779
Segment Interest expense	180,920	66,058	119,904	366,882
Segment income tax expense	321	-	-	321
Segment net gain/(loss)	(27,600)	(526,544)	(298,613)	(852,757)

	Successor
	Six Months Ended June 30, 2017
	QCA	HWT	Unallocated & Eliminations	Total Consolidated

Revenue, external customers	$3,563,720	$1,126,080	$133,473	$4,823,273
Revenue, company segments	26,837	-	(26,837)	-
Segment Gross Profit	1,096,849	514,181	71,304	1,682,334
Segment Depreciation and Amortization	144,598	201,481	16,666	362,745
Segment Interest expense	348,653	137,991	169,846	656,490
Segment income tax expense	367	-		367
Segment net gain/(loss)	(137,916)	(789,978)	(512,816)	(1,440,710)

	Successor
	As of June 30, 2017
	QCA	HWT	Unallocated	Total Consolidated

Accounts receivable, net	$1,369,664	$158,351	$559	$1,528,574
Purchase and acquisition long-lived assets	69,000	4,730,122	12,000	4,811,122
Goodwill	1,963,761	318,064	-	2,281,825
Total assets	10,511,734	5,126,131	267,808	15,905,673

Note 11 – Subsequent Events

Stock Options to Employees and Consultants

On July 31, 2017, the Company issued 488,500 options to purchase one share each of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over the next four years and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.

Convertible Notes

 On July 13, 2017, the Company entered into a convertible note with 3rd party unrelated lender for $43,000 with net proceeds of $40,000.  The note is due April 30, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 13, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on when prepaid.

On July 19, 2017, the Company entered into a convertible note with 3rd party unrelated lender for $115,000 with net proceeds of $107,000.  The note is due January 21, 2018 and bears interest at 10% per annum.  After 180 days, the note is convertible to the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 19, 2017.  There is no prepayment penalty.  To secure this note the company also issued 500,000 shares to 3rd party unrelated lender.  The shares are fully returnable if the note is prepaid within 180 days of issuance.  If not paid the 500,000 shares are non-returnable.

Letter of Intent with Lattice Incorporated

On August 1, 2017, the Company announced that it had entered into a letter of intent to acquire all of the outstanding securities of Lattice Incorporated ("Lattice"), together with letters of intent with certain of Lattice's creditors to convert their debt in Lattice into equity.  The transaction will be subject to the parties to the transaction (including the holders of debt) entering into definitive agreements and the approval of Lattice's stockholders.

The companies expect the transaction to close by the end of 2017.

About Lattice

Lattice Incorporated is a trusted global partner to correctional facilities.  It provides a complete range of innovative inmate management and communications solutions that deliver greater efficiencies to facilities, reduce the administrative burden on their staff, provide them with revenue-generating opportunities, and connect their inmates with family and friends; serving approximately 350 correctional facilities and over 78,000 inmates in the United States, Canada, Japan, and Europe.

Lattice's headquarters are in southern New Jersey.  They maintain Sales Offices and a Customer Service Call Center in the United States, and they have strong relationships with correctional facility partners both domestically and outside the United States.

 Lattice's Corrections Operating Platform (COP) is a complete range of innovative, secure solutions that continues to evolve based on the latest technology advancements.  It includes:

•	Inmate Telephone Solutions
•	Mobile Devices
•	Video Visitation
•	Video Arraignment
•	Deposit Solutions

Benefits of the Transaction
Sharing of resources: Management believes that the Alpine 4 acquisition of Lattice will leverage complementary strengths between the two companies, and Alpine 4 anticipates the benefits of that leverage to drop the fixed cost G&A expenses of Lattice in the first 12-18 months after closing.

Synergies:   The Company's subsidiary, QCA, will assist in the engineering of new products and services for Lattice and will also take over a large amount of the contract manufacturing of the Lattice product offering that is currently outsourced.   The Company's subsidiary, ALTIA, which has pioneered several GPS tracking hardware and software products, will be assisting Lattice in the development for pre and post prison tracking systems.

Increased Shareholder Value:  Management believes that this transaction will result in a positive adjustment to the Company's Shareholder Equity and is anticipated to reduce Lattice's overall debt from $6m to $3m.

Profitable Earnings:  Upon closing, management anticipates that this transaction will eliminate approximately 50% of Lattice's debt, which should allow Lattice to obtain net profit earnings on its current revenue base.  It is also anticipated that the decreased debt burden will allow Lattice to direct more of its cash towards the growth of the company.

Completion of Earnhardt Auto Center Pilot Program

On July 12, 2017, the Company announced that its subsidiary ALTIA had successfully concluded its 90 day pilot with Phoenix, AZ-based Earnhardt Auto Centers of its innovative 6th Sense Auto product platform. The pilot program was installed at the Earnhardt Chevrolet dealership in Chandler, AZ, and performed well above expectations and will continue on in the store for the foreseeable future.  ALTIA is also in negotiations with several other large automotive groups regarding its 6th Sense Auto and BrakeActive aftermarket products and anticipates larger orders in late Q3 and Q4 2017.

6th Sense Auto is designed for the modern "connected car" and dedicated to helping large dealerships like Earnhardt improve their inventory management, engine diagnostics, service maintenance and personalized customer support through wireless, cloud-based software.

With approximately 40 million new and used cars sold in the United States annually, management believes that ALTIA's market opportunity is very large, and believes that the Company's 6th Sense Auto product is positioned to be a dominant player in this industry.

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

In October of 2016, Alpine 4 formed a new Limited Liability Company called ALTIA (Automotive Logic & Technology In Action) to create an independent subsidiary for Alpine 4's 6th Sense Auto product ("6SA") and its BrakeActive product.

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

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisition of QCA and HWT has allowed for an increased level of cash flow to the Company.  Second, the Company is in negotiations to acquire another company that management believes will increase income and cash flow to the Company as QCA has done.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC to provide advisory services in connection with that capital raise.

Results of Operations

Revenue
Our revenues were $4,823,273 for the six months ended June 30, 2017 (Successor), with the majority being from QCA.  This compares with $1,788,654 for the three months ended March 31, 2016 (Predecessor), and $2,036,436 for the three months ended June 30, 2016 (Successor).  Predecessor revenue is from circuit board and wire harness sales.  Successor revenues include these and the 6SA product for the period ending June 30, 2016, as well as oil industry services for the period ending June 30, 2017.  The Company began selling the 6SA products and services during the second half of 2015, and expect our revenue from 6SA products to grow significantly over the next 12 months. Management's expectations of growth in revenues are based on management's contacts within the automobile dealership industry and the anticipated increase in interest in Alpine 4's products and services.   Management also expects revenue from circuit board and wire harness sales to increase over the next 12 months as well as services in the oil field industry.  These expectations are a result of increased focus on acquiring new customers and growing current customer's orders.

Cost of Revenue

Our cost of revenues was $3,140,939 for the six months ended June 30, 2017 (Successor).  This compares to $1,383,031 for the three months ended March 31, 2016 (Predecessor) and $1,319,623 for the three months ended June 30, 2016 (Successor).  We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses were $2,237,006 for the six months ended June 30, 2017 (Successor).  This compares to $533,894 for the three months ended March 31, 2016 (Predecessor) and $1,920,714 for the three months ended June 30, 2016 (Successor).  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second half of 2017, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in increased expenses in these areas to the Company.

Interest expense

Our interest expense was $656,490 for the six months ended June 30, 2017 (Successor).  This compares to $456 for the three months ended March 31, 2016 (Predecessor) and $260,690 for the three months ended June 30, 2016 (Successor).  The increase in interest expense is due to the increase in debt, including convertible notes, along with interest costs associated with the purchase of QCA and HWT.  Interest expense includes the interest on the convertible debentures and the amortization of the debt discounts associated with the conversion features embedded in the convertible debentures.

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

The Company used cash from operating activities of $428,934 for the six months ended June 30, 2017 (Successor).  This compares with cash used of $72,935 for the three months ended March 31, 2016 (Predecessor) and cashed used of $307,536 for the three months ended June 30, 2016 (Successor).  The increase is due to the increase of inventory.

The Company used cash from investing activities of $2,094,499 for the six months ended June 30, 2017 (Successor).  This compares with $0 cash used for the three months ended March 31, 2016 (Predecessor), and $2,884,050 cash used for the three months ended June 30, 2016 (Successor).  The increase is due to the purchase of QCA in 2016 and HWT in 2017.

The Company generated cash from financing activities of $2,343,991 for the six months ended June 30, 2017 (Successor).  This compares to cash used of $69,461 for the three months ended March 31, 2016 (Predecessor) and generated cash of $2,875,144 for the three months ended June 30, 2016.  The decrease is due to the financing transaction of HWT which was cheaper than the QCA transaction.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2017 (Successor), and December 31, 2016.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of June 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of June 30, 2017 (Successor), and March 31, 2016 (Predecessor), allowance for bad debt was $177,470 and $0, respectively.

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

Impairment of Intangibles

The Company evaluates intangible assets for impairment on a yearly basis or as needed.  During the six months ended June 30, 2017 (Successor), there have been no impairment losses.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the three months ended June 30, 2017 (Successor), there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of June 30, 2017, the only reporting units with goodwill were QCA and HWT.

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

Redeemable Common Stock

As discussed in Note 9 above, 379,403 shares of Class A common stock that were issued as consideration for the HWT acquisition contain a redemption feature which allows for the redemption of the Class A common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at June 30, 2017, 379,403 shares of Class A common stock were classified outside of permanent equity at its redemption value.

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

On July 31, 2017, the Company issued options to purchase 488,500 shares of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over four years, and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.

The options were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2017, the Company issued 154,000 shares of its restricted Class A common stock in connection with services.

The shares of Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On July 31, 2017, the Company issued options to purchase 488,500 shares of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over four years, and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.

The options were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 4.                      Mine safety disclosures.

None

Item 5.                      Other Information.

None

Item 6.                      Exhibits.

3.1	Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.2	Bylaws (previously filed with the Commission as an exhibit to the Company's Form 10 and incorporated herein by reference)

3.3	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

3.4	Certificate of Amendment to Certificate of Incorporation (previously filed with the Commission as an exhibit to the Company's Form 8-K on July 18, 2014, and incorporated herein by reference)

10.5	QCA Stock Purchase Agreement, dated as of March 15, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 15, 2016)

10.6	Reverse stock slip of 1 to 10 as of July 29, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 3, 2016)

10.7	Horizon Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.8	Horizon Secured Promissory Note (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.9	Horizon Security Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.10	Horizon Warrant (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.11	Horizon Master Services Commission Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.12	Consulting Services Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.13	Third Amendment of Lease, dated June 14, 2017

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpine 4 Technologies Ltd.

Dated: August 11, 2017

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, President, and Secretary (Principal Executive Officer)

Dated: August 11, 2017

By: /s/ David G. Schmitt
David G. Schmitt
Chief Financial Officer, (Principal Financial Officer)