Form 10-Q
period 2017-09-30
Alpine 4 Technologies Ltd.
filed 2017-11-14
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 14, 2017, the issuer had 23,105,194 shares of its Class A common stock issued and outstanding* and 1,600,000 shares of its Class B common stock issued and outstanding. *(includes 350,000 shares of our common stock issued to a 3rd party for a loan but which are not considered outstanding for accounting purposes)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Alpine 4 Technologies Ltd.
Financial Statements
(Unaudited)

Alpine 4 Technologies Ltd.
Consolidated Balance Sheets
(Unaudited)

	Successor	Successor
	September 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$63,372	$209,494
Accounts receivable, net	1,754,837	1,346,585
Inventory	1,199,571	930,114
Prepaid expenses and other current assets	184,942	39,734
Total current assets	3,202,722	2,525,927

Property and equipment, net	9,545,965	5,202,133
Intangible asset, net	752,892	757,528
Goodwill	2,131,606	1,963,761
Other non-current assets	314,305	688,204
Total non-current assets	12,744,768	8,611,626

TOTAL ASSETS	$15,947,490	$11,137,553

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,055,385	$1,434,170
Accrued expenses	833,602	299,043
Deferred Revenue	130,227	12,536
Derivative liabilities	175,332	-
Deposits	12,509	12,509
Notes payable	3,561,978	1,332,031
Notes payable, related parties	487,000	205,000
Convertible notes payable, net of discount of $76,097 and $7,421	2,042,732	247,359
Financing Lease Obligation	24,133	13,814
Income Tax Payable	19,819	20,123
Total current liabilities	9,342,717	3,576,585

NON-CURRENT LIABILITIES:
Long-term debt	-	147,079
Convertible notes payable	1,694,627	1,760,198
Financing Lease Obligation	6,546,645	6,572,579
Deferred Revenue	53	-
Deferred tax liability	287,153	287,153
Total non-current liabilities	8,528,478	8,767,009

TOTAL LIABILITIES	17,871,195	12,343,594

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 379,403 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,439,725	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 500,000,000 shares authorized, 21,950,791 and 21,474,481 shares issued and outstanding	2,195	2,148
Class B Common stock, $0.0001 par value, 100,000,000 shares authorized, 1,600,000 and 1,600,000 shares issued and outstanding	160	160
Additional paid-in capital	16,329,087	16,228,106
Accumulated deficit	(19,694,872)	(17,436,455)
Total stockholders' deficit	(3,363,430)	(1,206,041)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,947,490	$11,137,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three month period
	Successor	Successor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Revenue	$2,221,533	$2,258,099
Cost of revenue (exclusive of depreciation)	1,520,224	1,410,772
Gross Profit	701,309	847,327

Operating expenses:
General and administrative expenses	1,001,921	937,449
Depreciation	173,693	104,455
Amortization	31,354	10,901
Total operating expenses	1,206,968	1,052,805
Loss from operations	(505,659)	(205,478)

Other expenses
Interest expense	423,986	366,825
Gain on derivative liabilities	(72,361)	-
Other (income)	(47,880)	(49,173)
Total other expenses	303,745	317,652

Loss before income tax	(809,404)	(523,130)

Income tax expense (benefit)	8,303	(964)

Net loss	$(817,707)	$(522,166)

Weighted average shares outstanding :
Basic	23,829,713	22,842,265
Diluted	23,829,713	22,842,265

Loss per share
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Consolidated Statements of Operations
(Unaudited)

	Nine month period
	Successor	Successor	Predecessor
	Nine Months Ended January, 1, 2017 to September 30, 2017	Six Months Ended April, 1, 2016 to September 30, 2016	Three Months Ended January, 1, 2016 to March 31, 2016

Revenue	$7,044,806	$4,294,535		$1,788,654
Cost of revenue (exclusive of depreciation)	4,661,163	2,730,395		1,383,031
Gross Profit	2,383,643	1,564,140		405,623

Operating expenses:
General and administrative expenses	3,238,927	2,858,163		533,894
Depreciation	498,732	175,625		33,492
Amortization	69,060	21,734		-
Total operating expenses	3,806,719	3,055,522		567,386
Loss from operations	(1,423,076)	(1,491,382)		(161,763)

Other expenses
Interest expense	1,080,476	627,515		456
Gain on derivative liabilities	(72,361)	-		-
Other (income)	(181,444)	(101,121)		-
Total other expenses	826,671	526,394		456

Loss before income tax	(2,249,747)	(2,017,776)		(162,219)

Income tax expense (benefit)	8,670	7,411		(31,770)

Net loss	$(2,258,417)	$(2,025,187)		$(130,449)

Weighted average shares outstanding :
Basic	23,589,017	22,760,422		-
Diluted	23,589,017	22,760,422		-

Loss per share
Basic	$(0.10)	$(0.09)	$
Diluted	$(0.10)	$(0.09)	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine month period
	Successor	Successor	Predecessor
	Nine Months Ended January, 1, 2017 to September 30, 2017	Six Months Ended April, 1, 2016 to September 30, 2016	Three Months Ended January, 1, 2016 to March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(2,258,417)	$(2,025,187)		$(130,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	498,732	175,625		33,492
Amortization	69,060	21,734		-
Loss on disposal of fixed assets	7,949	-		-
Gain on derivatives	(72,361)	-		-
Employee stock compensation	69,290	1,062,500		-
Stock issued for services	21,170	406,740		-
Amortization of debt issuance	22,500	4,493		-
Amortization of debt discounts	76,322	226,913		-
Change in current assets and liabilities:
Accounts receivable	(194,192)	(303,735)		47,578
Inventory	(269,457)	179,293		(14,062)
Prepaids	(90,370)	(110,748)		(41,040)
Accounts payable	621,216	149,813		16,468
Accrued expenses	508,149	244,388		56,723
Deferred tax	(304)	-		(41,645)
Deferred revenue	117,744	(998)		-
Net cash provided by (used in) operating activities	(872,969)	30,831		(72,935)

INVESTING ACTIVITIES:
Capital expenditures	(183,125)	(169,500)		-
Proceeds from insurance claim on Automobiles & Trucks	86,807	-		-
Acquisition, net of cash acquired	(1,937,616)	(2,800,000)		-
Net cash used in investing activities	(2,033,934)	(2,969,500)		-

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	105,500	-		-
Proceeds from issuances of notes payable, non-related party	1,952,392	-		-
Repayments of notes payable, non-related party	(289,195)	-		-
Proceeds from Line of Credit	7,156,259	2,499,847
Repayments on Line of Credit	(6,736,589)	(1,834,482)
Repayments of notes payable, related party	(123,500)	(1,535)		(10,000)
Repayments of convertible notes	(66,370)	(43,323)		(59,461)
Proceeds from convertible notes payable	389,000	12,500		-
Proceeds from the sale of common stock	15,000	6,000		-
Net Proceeds from financing obligation lease, net of commissions and financing charges	-	2,704,260
Change in restricted cash	373,899	(532,969)		-
Cash paid for rent deposit on lease of building	-	(46,667)
Cash paid on financing lease obligation	(15,615)	(49,966)		-
Net cash provided by (used in) financing activities	2,760,781	2,713,665		(69,461)

NET INCREASE (DECREASE) IN CASH	(146,122)	(225,004)		(142,396)

CASH, BEGINNING BALANCE	209,494	342,786		365,221

CASH, ENDING BALANCE	$63,372	$117,782		$222,825

CASH PAID FOR:
Interest	$570,614	$217,791		$456
Income taxes	$1,104	$-		$47,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$57,320	$159,830		$-
Issuance of Convertible Note for acquisition of QCA	$-	$2,000,000	$
Purchase of building from lease proceeds	$-	$3,895,000	$
Issuance of Convertible Note for acquisition of HWT	$1,500,000	$-		$-
Issuance of Note Payable for acquisition of HWT	$300,000	$-		$-
Issuance of Warrants for acquisition of HWT	$40,941	$-		$-
Issuance of Redeemable Common Stock for acquisition of HWT	$1,439,725	$-		$-
Debt discount from convertible note payable	$30,000	$113,810		$-
Debt discount due to derivative liabilities	$115,000	$-		$-
Reclassification of warrants embedded conversion options as derivative liability	$132,693	$-		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended September 30, 2017
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2017. The results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2017, and December 31, 2016, significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of September 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Major Customers

For three months ended March 31, 2016 (Predecessor) and the six months ended September 30, 2016 (Successor), the Company had two customers that made up approximately 50% of total revenues.  For the three months ended September 30, 2017 (Successor), and nine months ended September 30, 2017 (Successor), the Company had one customer that made up approximately 43% and 37% of total revenues, respectively.  All other customers were less than 10% each of total revenues in each period.

For three months ended March 31, 2016 (Predecessor) and the six months ended September 30, 2016 (Successor), the Company had two customers that made up approximately 50% of outstanding accounts receivable.  For the three months ended September 30, 2017 (Successor), and nine months ended September 30, 2017 (Successor), the Company had two customers that made up approximately 54% of outstanding accounts receivable.  All other customers were less than 10% each of total accounts receivable for each period presented.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of September 30, 2017, and December 31, 2016, allowance for bad debt was $177,470 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory was in each area as of September 30, 2017, and December 31, 2016.

Inventory
	Sep 30, 2017	Dec 31, 2016
Raw materials	$607,818	$527,599
WIP	389,586	193,525
Finished goods	189,167	195,990
In Transit	13,000	13,000
	$1,199,571	$930,114

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

Below is a table of Property and Equipment:

Property and Equipment
	Sep 30, 2017	Dec 31, 2016
Automobiles & Trucks	$1,354,435	$-
Machinery & Equipment	4,492,235	1,263,941
Office furniture & fixtures	7,057	-
Building	3,945,952	3,895,000
Land	126,347	-
Leasehold Improvements	294,524	219,045
Less: Accumulated Depreciation	(674,585)	(175,853)
	$9,545,965	$5,202,133

During the three months ended September 30, 2017 we had an impairment on Automobiles & Trucks of $86,807 which was offset by proceeds from the insurance claim on the damaged Automobiles & Trucks.  We also had a loss on Machinery & Equipment of $62,787 due to fire which was offset by an insurance claim of $54,838 for a net loss of $7,949.

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	5 years
Software development	5 years

Below are tables for Intangibles and Other Long-Lived Assets:

Intangibles
	Sep 30, 2017	Dec 31, 2016
Software	$255,724	$191,300
Noncompete	100,000	100,000
Customer Lists	531,187	531,187
Less: Accumulated Amortization	(134,019)	(64,959)
	$752,892	$757,528

Other Long-Lived Assets
	Sep 30, 2017	Dec 31, 2016
Restricted Cash	$255,709	$630,270
Deposits	58,596	57,934
	$314,305	$688,204

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of September 30, 2017, the only reporting units with goodwill were QCA and HWT.

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

Fair Value Measurement

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes and line of credit.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  For additional information, please see Note 11 – Derivative Liabilities and Fair Value Measurements.
Redeemable Common Stock

As discussed in Note 9 below 379,403 shares of Class A common stock that were issued as consideration for the HWT acquisition contain a redemption feature which allows for the redemption of common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at September 30, 2017, 379,403 shares of Class A common stock were classified outside of permanent equity at its redemption value.

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

Quality Circuit Assembly

The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

Horizon Well Testing

Revenue is recognized when the contract has been performed in completion.  Contracts range from one day to 30 days in length.

Deferred Revenue

Due to how the Company recognizes revenue deferred revenue can be present.  Deferred revenue greater than 12 months is classified as long-term, anything less is classified as short-term.

ALTIA

For the period ending September 30, 2017 deferred revenue is $89,078 for short-term and $53 for long-term.  There was no deferred revenue for the period ending December 31, 2016.  The increase is due to the sale of the 6th Sense product into two new dealerships.  The install at these dealerships took place in October 2017.

Quality Circuit Assembly

For the period ending September 30, 2017 deferred revenue is $41,149 for short-term and $0 for long-term.  For the period ending December 31, 2016 deferred revenue was $12,536 for short-term and $0 for long-term.  The increase is due to the timing of sales with prepay customers.

Horizon Well Testing

There is no deferred revenue for any periods presented.

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

The Company recorded valuation allowances on the net deferred tax assets.  Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve, and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU, and all financial periods presented herein reflect this.  There were no significant impacts on our financial position, results of operations, or cash flows.

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

Note 4 – Leases

As of September 30, 2017, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:

Fiscal Year
2017	$143,500
2018	584,763
2019	599,382
2020	614,366
2021	629,725
Thereafter	7,961,289
Total	10,533,025
Less: Current capital leases and financing transaction	(24,133)
Less: imputed interest	(3,962,247)
Noncurrent capital leases and financing transaction	$6,546,645

The Company also has a commitment to pay $276,000 towards Leasehold Improvements, of which $276,000 has been satisfied and reflected on the balance sheet as of September 30, 2017.

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Because this is a financing transaction, the sale is recorded under "financing lease obligation" on the Balance Sheet and amortized over the 15-year term of the lease.

The term of the lease has been extended through September 30, 2032 at a monthly rate of approximately $69,000.  These payments are reflected in the table above.

A letter of credit of $1,000,000 is to be provided to landlord, of which $255,709 had been satisfied as of September 30, 2017.

Operating Leases

The company also had three operating leases as of September 30, 2017 (Successor), for its location in San Jose, CA (QCA), Phoenix, AZ (Alpine) and Oklahoma City, OK (HWT).  Approximate monthly rent obligations are $21,500, $2,800, and $5,000 respectively.

The five-year minimum rent payments for each location are as follows

Fiscal Year	San Jose, CA	Phoenix, AZ	Oklahoma City, OK
2017	$64,596	$5,600	$15,000
2018	266,134	-	60,000
2019	274,118	-	35,000
2020	282,342	-	-
2021	290,812	-	-
Thereafter	-	-	-
Total	1,178,002	5,600	110,000

The San Jose, CA, rent agreement expires at the end of 2021, the Phoenix, AZ, rent agreement expired at the end of May 2017 and went to a monthly rent agreement and the Oklahoma City, OK rent agreement expires end of August 2019.

Note 5 – Notes Payable

During the three months ended March 31, 2016 (Predecessor), QCA paid off $10,000 of related party notes and $59,461 of unrelated party notes that were collateralized by vehicles prior to the purchase of QCA by Alpine 4.  There was no monthly payment on the related party notes.  The aggregate monthly payments on the unrelated party notes were $1,808.

During the nine months ended September 30, 2017, the Company secured a line of credit with a third-party lender, Crestmark.  The line of credit is collateralized by HWT's outstanding accounts receivable, up to 85% with maximum draws of $2,000,000 and a variable interest rate.  The Company also secured a five-year fixed rate (10.14%) term loan with Crestmark Equipment Finance which is collateralized by HWT's equipment.  Both are guaranteed by the Company.

During the nine months ended September 30, 2017 the company also entered into four fixed rate (30.00%) term notes with maturity dates of two, three and six months for a total of $80,000, of which $70,000 has been repaid as of September 30, 2017.

As of September 30, 2017, the outstanding balances for all notes payable are as follows:

September 30, 2017 (Successor)	Alpine 4	QCA	HWT
LOC current	$-	$1,717,937	$4,648
Equipment current	-	154,635	1,674,758
Term notes	10,000	-	-
Total Current	$10,000	$1,872,572	$1,679,406
Equipment noncurrent	-	-	-
Total Notes	$10,000	$1,872,572	$1,679,406

The QCA and HWT equipment notes are classified as current due to the notes being in default and fully callable by the lender.

Note 6 – Notes Payable, Related Parties

During the nine months ended September 30, 2017, the Company made payments to related parties for notes payable of $123,500, and borrowed $405,500 of which $300,000 was associated with the HWT acquisition described in Note 9.

At September 30, 2017, and December 31, 2016, notes payable consisted of the following:

	Dec 31, 2016	Borrowings	Payments	Sep 30, 2017
Note payable; non-interest bearing; due upon demand; unsecured	$15,000	$-	$(15,000)	$-
Note payable; non-interest bearing; due upon demand; unsecured	15,000	-	(15,000)	-
Note payable; interest bearing; due May 31, 2017; unsecured	5,000	-	(5,000)	-
Notes payable; non-interest bearing; due upon demand; unsecured	-	6,000	(1,500)	4,500
Note payable; interest bearing; due January 10, 2017; unsecured	60,000	-	(60,000)	-
Note payable; interest bearing; due March 2, 2017; unsecured	-	10,000	(10,000)	-
Note payable; interest bearing; due March 14, 2017; unsecured	-	12,000	(12,000)	-
Note payable; interest bearing; due April 11, 2017; unsecured	-	2,500	(2,500)	-
Note payable; interest bearing; due May 26, 2017; unsecured	-	43,500	-	43,500
Note payable; interest bearing; due June 30, 2017; unsecured	10,000	-	(2,500)	7,500
Note payable; interest bearing; due May 31, 2017; secured	100,000	-	-	100,000
Note payable; interest bearing; due July 31, 2017; secured	-	300,000	-	300,000
Note payable; interest bearing; due March 3, 2018; unsecured	-	11,500	-	11,500
Note payable; interest bearing; due April 27, 2018; unsecured	-	20,000	-	20,000
	$205,000	$405,500	$(123,500)	$487,000

During the nine months ended September 30, 2017, a note with a related party was amended with a due date of January 30, 2017, to May 31, 2017.  Also, a note with due date of April 30, 2017, was amended to July 31, 2017.  These notes are now due upon demand.

The secured note for $100,000 is secured by real estate in the HWT purchase agreement.  The secured note for $300,000 is subordinated debt secured by all assets of HWT.

Note 7 – Convertible Notes Payable

During the nine months ended September 30, 2017 (Successor), the Company entered into fixed convertible note agreements with investors and as consideration for an acquisition.  The fixed convertible notes are unsecured; bear interest at 5-20% annually, and are due from April 27, 2016, to July 1, 2019.  All the fixed convertible notes payable contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's Class A common stock.  Notes are convertible at $1.00 per share, except for those issued for the HWT and QCA business acquisitions, which are convertible at $8.50 and $10.00 per share.  The debt discount, which arises from a beneficial conversion feature ("BCF") on the $1 per share investor notes, is being amortized over the terms of the convertible notes payable.  Total BCF discount recognized is $30,000 for the nine months ended September 30, 2017.  For the nine months ended September 30, 2017 (Successor), the Company recognized interest expense of $28,406 related to the amortization of the debt discount.  The unamortized balance for these notes was $9,015 as of September 30, 2017.

During the nine months ended September 30, 2017 (Successor), the Company entered into two convertible note agreements with investors for $20,000 and $10,000.  The convertible notes are unsecured; bear interest at 10% annually, and are due on January 19 and January 23, 2018, respectively.  They are convertible to the Company's Class A common stock at $1 per share.

During the nine months ended September 30, 2017 (Successor), the Company entered into five variable convertible note agreements with investors.  The variable convertible notes are unsecured; bear interest at 10-12% annually, and are due from January 21to September 5, 2018.

On April 17, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $58,500 with net proceeds of $55,000.  The note is due January 30, 2018, and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from April 17, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount, depending on when prepaid.

On June 15, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $60,000 with net proceeds of $57,000.  The note is due June 15, 2018 and bears interest at 10% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from June 15, 2017.  The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on when prepaid.

On July 13, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $43,000 with net proceeds of $40,000.  The note is due April 30, 2018, and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 13, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount, depending on when prepaid.

On July 19, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $115,000 with net proceeds of $107,000.  The note is due January 21, 2018 and bears interest at 10% per annum.  , The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 19, 2017.  The Company issued 500,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  Management has determined that it is probable that the Company will meet the conditions under the note and therefore it more likely than not that the Company will not be in default as defined in the note and the note will be paid in full within 180 days of the note date.  As a result, management has concluded that it is probable that the shares would be returned and therefore the cost of issuance has not been recorded as of September 30, 2017.  The Company will reassess the likelihood of such at each period end.  This is accounted for as a derivative liability, so a debt discount from derivative liabilities of $115,000 was recognized.  The Company recognized interest expense of $47,917 related to the amortization of debt discounts.  The unamortized balance for this note was $67,083 as of September 30, 2017.  Please see Note 11 – Derivative Liabilities and Fair Value Measurements for more details.

On September 5, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $105,000 with net proceeds of $100,000.  The note is due September 5, 2018 and bears interest at 10% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from September 5, 2017.  The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on when prepaid.

Convertible notes payable at September 30, 2017, and December 31, 2016, consisted of the following:

	Sep 30, 2017	Dec 31, 2016
Convertible Note - current	$2,118,830	$254,780
Debt discount	(76,098)	(7,421)
Net current	$2,042,732	$247,359

Convertible Note - noncurrent	1,694,627	1,760,198

Total Convertible Note	$3,737,359	$2,007,557

A roll forward of the convertible notes payable is provided below:

Convertible Notes Rollforward
Balance 12/31/16	2,007,557
Issuance of convertible notes payable for acquisition	1,500,000
Issuance of convertible notes payable for cash	411,500
Notes paid	(66,370)
Conversion of notes payable to common stock	(46,650)
Discount from beneficial conversion feature	(30,000)
Discount from derivative liabilities	(115,000)
Amortization of debt discounts	76,322
Balance 9/30/17	3,737,359

Principal maturities associated with debt obligations with due dates as of September 30, 2017, are as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$487,00	$-	$-	$-	$487,000
Notes payable, non-related parties	3,561,978	-	-	-	3,561,978
Convertible notes payable	2,118,830	1,694,627			3,813,457
Total	$6,167,808	$1,694,627	$-	$-	$7,862,435

Minimum payments on Notes payable, non-related parties is $43,717 per month.  Other loans have no monthly payments.

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2017, and November 14, 2017, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the nine months ended September 30, 2017:

•	Issued 260,000 shares of its Class A common stock for services. Total expense for the shares issued for services was $21,170;

•	Issued 214,309 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $57,320;

•	Issued 2,001 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $15,000.

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

Stock Options

During the nine months ended September 30, 2017, the following stock options were issued to purchase one share each of the Company's Class A common stock.  The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date using the following assumptions.

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted average risk-free interest rate	2.38%
Expected life of options	6.25 years

On April 7, 2017, the Company issued 741,500 options to employees and consultants of the Company. The options granted vest over the next four years, and the exercise price of the options granted is $0.90, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.  The stock options are valued at $586,972 which will be expensed quarterly over the vesting period.

On May 3, 2017, the Company issued 114,000 options to an employee.  The options granted vest over the next four years and the exercise price of the options granted is $0.26, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.  The stock options are valued at $29,298 which will be expensed quarterly over the vesting period.

On July 31, 2017, the Company issued 488,500 options to employees and consultants of the Company. The options granted vest over the next four years, and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market.  The stock options are valued at $62,773 which will be expensed quarterly over the vesting period.

Stock Options Outstanding
As of December 31, 2016	-
Issued	1,344,000
Forfeited	(102,000)
As of September 30, 2017	1,242,000

During the three months ended September 30, 2017, approximately $37,000 of expense was recorded for stock options expense.  During the nine months ended September 30, 2017, approximately $69,000 of expense was recorded for stock options expense.

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

Other Items Relating to Equity

On July 19, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $115,000 with net proceeds of $107,000.  The note is due January 21, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 19, 2017.  The Company issued 500,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  Management has determined that it is probable that the Company will meet the conditions under the note and therefore it more likely than not that the Company will not be in default as defined in the note and the note will be paid in full within 180 days of the note date.  As a result, management has concluded that it is probable that the shares would be returned and therefore the cost of issuance has not been recorded as of September 30, 2017.  The Company will reassess the likelihood of such at each period end.

Note 9 – Business Combinations

Quality Circuit Assembly

Effective April 1, 2016 the Company Purchased 100% of the stock of Quality Circuit Assembly, Inc., a California corporation ("QCA").

The purchase price paid by the Company for the QCA Shares consisted of cash and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000.  The "Promissory Note Consideration" consists of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000 ($165,330 current, $1,694,627 noncurrent), secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months.  The Quality Circuit Assembly Note will bear interest at 5% with first payment due July 1, 2016, and will be payable in full in 36-months (namely, July 1, 2019).

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
$5,000,000

Horizon Well Testing

Effective January 1, 2017, the Company Purchased 100% of the stock of Horizon Well Testing, LLC, an Oklahoma limited liability company ("HWT").

Alpine 4 purchased 100% of the outstanding interests of HWT for $2,200,000 cash, two notes payables ($1,500,000 and $300,000), 379,403 shares of Alpine 4's Class A common stock, valued at $1,439,725, and 75,000 warrants, to purchase one share of Alpine 4 Class A common stock, valued at $40,941.  The $300,000 note bears interest at 1% and was payable in full by July 31, 2017.  The $1,500,000 note is a convertible note with an option to convert at $8.50 into Alpine 4's Class A common stock.  The note bears interest at 5% per annum and has a balloon payment due on the 18-month anniversary of the closing of the purchase.  There were also post-closing adjustments of $25,232.

HWT secured an equipment note for $1,872,392 from Crestmark Equipment Finance with a five-year term at a fixed interest rate of 10.14%.  HWT also secured a line of credit from Crestmark Bank with an initial funding amount of $165,012.  The line of credit is secured by HWT's accounts receivable and has a variable interest rate.

A summary of the preliminary purchase price allocation at fair value is below.

Purchase Allocation
Cash	$262,384
Accounts Receivable, net	245,833
Property, Plant & Equipment	4,804,458
Intangibles	-
Goodwill	167,845
Accrued Expenses	(25,086)
Total consideration	$5,455,434

During the three months ended September 30, 2017 an adjustment was made to the purchase price allocation based on additional information.  Intangibles decreased by $123,240, Property, Plant & Equipment increased by $273,459 and Goodwill decreased by $150,219.

Unaudited pro forma results of operations for the nine months ended September 30, 2016 (Predecessor), as if the Companies (Alpine, QCA & HWT) had been combined as of January 1, 2016, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.  For period ending September 30, 2017 (Successor), pro forma information is not provided because the results after December 31, 2016, are post-acquisition.

Pro Forma Combined Financials
Nine Months Ended September 30, 2016

Revenue	$9,017,550

Net (Loss) Income	$(2,827,653)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.12)

Note 10 – Industry Segments

This summary presents the Company's current segments, QCA and HWT, for the three and nine months ended September 30, 2017 (Successor).  Prior periods are not presented as QCA made up the majority of the financials.

	Successor
	Three Months Ended September 30, 2017
	QCA	HWT	Unallocated & Eliminations	Total Consolidated

Revenue, external customers	$2,084,565	$74,301	$62,667	$2,221,533
Revenue, company segments	564	-	(564)	-
Segment Gross Profit	645,360	51,706	4,243	701,309
Segment Depreciation and Amortization	72,538	111,674	20,835	205,047
Segment Interest expense	179,491	71,404	173,091	423,986
Segment income tax expense	8,253	-	50	8,303
Segment net gain/(loss)	38,192	(489,950)	(365,949)	(817,707)
Purchase and acquisition long-lived assets	6,480	73,042	16,344	95,866

	Successor
	Nine Months Ended September 30, 2017
	QCA	HWT	Unallocated & Eliminations	Total Consolidated

Revenue, external customers	$5,648,285	$1,200,381	$196,140	$7,044,806
Revenue, company segments	27,401	-	(27,401)	-
Segment Gross Profit	1,742,209	565,887	75,547	2,383,643
Segment Depreciation and Amortization	217,136	313,155	37,501	567,792
Segment Interest expense	528,144	209,395	342,937	1,080,476
Segment income tax expense	8,620	-	50	8,670
Segment net gain/(loss)	(99,724)	(1,279,928)	(878,765)	(2,258,417)
Purchase and acquisition long-lived assets	75,480	4,803,164	28,344	4,906,988

	Successor
	As of September 30, 2017
	QCA	HWT	Unallocated	Total Consolidated

Accounts receivable, net	$1,716,616	$36,312	$1,909	$1,754,837
Goodwill	1,963,761	167,845	-	2,131,606
Total assets	10,772,456	4,860,059	314,975	15,947,490

Note 11 – Derivative Liabilities and Fair Value Measurements

Derivative liabilities

During the nine months ended September 30, 2017, the Company issued a convertible note dated July 19, 2017 (see "Note 7 – Convertible Notes Payable").

This note was evaluated under FASB ASC 815-40, Derivatives and Hedging and was determined to have characteristics of derivative liability under the above guidance.  Each reporting period, this derivative liability is marked-to-market with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.  On September 30, 2017 and December 31, 2016, the aggregate fair value of the derivative liabilities was $175,332 and $0, respectively.

During the nine months ended September 30, 2017, certain notes issued, conversion options relating to convertible debt with a fixed conversion price that had been previously issued, and the outstanding Class A common stock warrants became tainted and were required to be accounted for as derivative liabilities under ASC 815.

For the nine months ended September 30, 2017 and twelve months ended December 31, 2016, the aggregate change in the fair value of derivative liabilities was a gain of $72,361 and $0, respectively.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the nine months ended September 30, 2017.

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted average risk-free interest rate	2.38%
Expected terms (years)	.50 to 2.67

Fair value measurements

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2017 and December 31, 2016.

	Fair value measurement on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2017
Liabilities
Derivatives	$-	$-	$175,332

As of December 31, 2016
Liabilities
Derivatives	$-	$-	$-

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2017:

Fair value as of December 31, 2016	$-
Additions recognized as debt discounts	115,000
Additions reclassified from equity	132,693
Gain on change in fair value of derivatives	(72,361)
Fair value as of September 30, 2017	$175,332

Note 12 – Subsequent Events

Convertible Notes

On October 5, 2017, the Company entered into a convertible note with an unrelated lender for $60,000 with net proceeds of $55,000.  The note is due July 4, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from October 5, 2017.  The prepayment penalty is equal to 20% to 25% of the outstanding note amount depending on when prepaid.

On October 11, 2017, the Company entered into a convertible note with an unrelated lender for $58,500 with net proceeds of $55,500.  The note is due July 20, 2018 and bears interest at 12% per annum.  The note is immediately  convertible to the Company's Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from October 11, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on when prepaid.

On November 2, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $115,000 with net proceeds of $107,000.  The note is due May 2, 2018 and bears interest at 10% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from November 2, 2017 with a prepayment penalty of $750.

On November 1, 2017, in contemplation of entering into the November 2, 2017 note, the Company released 150,000 shares of the 500,000 returnable shares (see Note 8 – Other items Related to Equity).  The shares were consideration for the second note dated November 2, 2017, and as such will be accounted for as a discount associated with that note.

Other Equity transaction

On November 1, 2017, the Company entered into an agreement with the investor relations firm RedChip Companies Inc. ("RedChip").  The agreement is for six months with a review after 90 days.  The Company will pay RedChip $2,500 per month for months 1-3 and $5,000 per month for months 4-6.  For the first 90 days of service the Company issued 275,000 shares of the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.  For the second 90 days of service the Company will issue 125,000 shares fo the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.

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
Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Results of Operations

Revenue
Our revenues were $7,044,806 for the nine months ended September 30, 2017 (Successor), with the majority being from QCA.  This compares with $1,788,654 for the three months ended March 31, 2016 (Predecessor), and $4,294,535 for the six months ended September 30, 2016 (Successor).  Predecessor revenue is from circuit board and wire harness sales.  Successor revenues include these and the 6SA product for the period ending June 30, 2016, as well as oil industry services for the period ending September 30, 2017.  The Company began selling the 6SA products and services during the second half of 2015, and expect our revenue to grow significantly over the next 12 months. Management's expectations of growth in revenues are based on management's contacts within the automobile dealership industry and the anticipated increase in interest in Alpine 4's products and services.   Management also expects revenue from circuit board and wire harness sales to increase over the next 12 months as well as services in the oil field industry.  These expectations are a result of increased focus on acquiring new customers and growing current customer's orders.

Cost of Revenue

Our cost of revenues was $4,661,163 for the nine months ended September 30, 2017 (Successor).  This compares to $1,383,031 for the three months ended March 31, 2016 (Predecessor) and $2,730,395 for the six months ended September 30, 2016 (Successor).  We expect our cost of revenue to increase over the next 12 months as our revenue increases.

General and administrative expenses

Our general and administrative expenses were $3,238,927 for the nine months ended September 30, 2017 (Successor).  This compares to $533,894 for the three months ended March 31, 2016 (Predecessor) and $2,858,163 for the six months ended September 30, 2016 (Successor).  As Alpine 4 increases its advertising and brand and product/service awareness campaigns beginning in the second half of 2017, and as Alpine 4 hires additional personnel as needed and as operations permit, management anticipates that such actions will result in increased expenses in these areas to the Company.

Interest expense

Our interest expense was $1,080,476 for the nine months ended September 30, 2017 (Successor).  This compares to $456 for the three months ended March 31, 2016 (Predecessor) and $627,515 for the six months ended September 30, 2016 (Successor).  The increase in interest expense is due to the increase in debt, including convertible notes, along with interest costs associated with the purchase of QCA and HWT.  Interest expense includes the interest on the convertible debentures and the amortization of the debt discounts associated with the conversion features embedded in the convertible debentures.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, and issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns which began in the third quarter of 2017.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships each month, which began in the second quarter and which should continue through the end of 2017.

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

The Company used cash from operating activities of $872,969 for the nine months ended September 30, 2017 (Successor).  This compares with cash used of $72,935 for the three months ended March 31, 2016 (Predecessor) and cash generated of $30,831 for the six months ended September 30, 2016 (Successor).  The increase is due to a larger loss and the increase of inventory.

The Company used cash from investing activities of $2,033,934 for the nine months ended September 30, 2017 (Successor).  This compares with $0 cash used for the three months ended March 31, 2016 (Predecessor) and $2,969,500 cash used for the six months ended September 30, 2016 (Successor).  The decrease is due to the purchase of QCA in 2016 cost more than the purchase of HWT in 2017.

The Company generated cash from financing activities of $2,760,781 for the nine months ended September 30, 2017 (Successor).  This compares to cash used of $69,461 for the three months ended March 31, 2016 (Predecessor), and generated cash of $2,713,665 for the six months ended September 30, 2016.

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

Quality Circuit Assembly

The Company accounts for QCA's revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

Horizon Well Testing

Revenue is recognized when the contract has been performed in completion.  Contracts range from one day to 30 days in length.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2017 (Successor), and December 31, 2016.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of September 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of September 30, 2017 (Successor), and March 31, 2016 (Predecessor), allowance for bad debt was $177,470 and $0, respectively.

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

Impairment of Intangibles

The Company evaluates intangible assets for impairment on a yearly basis or as needed.  During the nine months ended September 30, 2017 (Successor), there have been no impairment losses.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, "Accounting for the Impairment of Long-Lived Assets".  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the nine months ended September 30, 2017 (Successor), there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of September 30, 2017, the only reporting units with goodwill were QCA and HWT.

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

Redeemable Common Stock

As discussed in Note 9 above 379,403 shares of Class A common stock that were issued as consideration for the HWT acquisition contain a redemption feature which allows for the redemption of Class A common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at September 30, 2017, 379,403 shares of the Class A common stock were classified outside of permanent equity at its redemption value.
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

The Company recorded valuation allowances on the net deferred tax assets.  Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve, and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

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

Convertible Notes

On October 4, 2017, the Company entered into a convertible note with an unrelated lender for $60,000 with net proceeds of $55,000.  The note is due July 4, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from October 5, 2017.  The prepayment penalty is equal to 20% to 25% of the outstanding note amount depending on when prepaid.

On October 11, 2017, the Company entered into a convertible note with an unrelated lender for $58,500 with net proceeds of $55,500.  The note is due July 20, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from October 11, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on when prepaid.

On November 2, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $115,000 with net proceeds of $107,000.  The note is due May 2, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from November 2, 2017 with a $750 prepayment penalty.

On November 1, 2017, in contemplation of entering into the November 2, 2017 note, the Company released 150,000 shares of the 500,000 returnable shares (see Note 8 – Other items Related to Equity).  The shares were consideration for the second note dated November 2, 2017, and as such will be accounted for as a discount associated with that note.

Other Equity transaction

On November 1, 2017, the Company entered into an agreement with the investor relations firm RedChip Companies Inc. ("RedChip").  The agreement is for six months with a review after 90 days.  The Company will pay RedChip $2,500 per month for months 1-3 and $5,000 per month for months 4-6.  For the first 90 days of service the Company issued 275,000 shares of the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.  For the second 90 days of service the Company will issue 125,000 shares fo the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2017, the Company issued 106,000 shares of its restricted Class A common stock in connection with services, 177,342 shares for note conversions and 500,000 shares which are fully returnable upon the payment of a convertible note.   Of the 500,000 shares 150 000 have been released for return in exchange for another note with no issuance of shares on the second note.

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

Dated: November 14, 2017

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, President, and Secretary (Principal Executive Officer)

Dated: November 14, 2017

By: /s/ David G. Schmitt
David G. Schmitt
Chief Financial Officer, (Principal Financial Officer)