Form 10-K
period 2017-12-31
Alpine 4 Technologies Ltd.
filed 2018-04-17
CIK 1606698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  No ⌧

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧       No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⌧       No ◻

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	⌧
		Emerging Growth Company	⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻       No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $2,499,935.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 10, 2018, the issuer had 24,507,853 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

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

ITEM 1.  BUSINESS.

Our Business

Company Background and History

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC, Quality Circuit Assembly, Inc., and Venture West Energy Services (formerly Horizon Well Testing, LLC).

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
Venture West Energy Services, LLC
American Precision Fabricators, Inc
Under DD
Synergies and resources leveraged to other subsidiaries and ALTIA
ALTIA's technology and resources leveraged into non core subsidiaries
Each company benefits from an open source sharing of knowlege that synergistically drives innovation both vertically and horizonally across our portfolio of companies.
6 Sense Auto
Brake Active
ALTIA's core automotive technologies.
$35B market opportunity

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

-
An Alpine 4 developed ERP (Enterprise Resource Planning system) and collaboration system called SPECTRUMebos.  SPECTRUMebos is what we are defining as an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology "secret sauce" in managing our portfolio of companies and, in time, may be offered to external customers.

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

Effective, January 1, 2017, Alpine 4 acquired 100% of Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC). . Additional information about the acquisition of VWES can be found below under "Recent Developments" and in our Current Reports on Form 8-K filed with the SEC on December 8, 2016, and January 13, 2017.

As of the date of this Annual Report, our subsidiaries and product groups consisted of the following:

At the core of our business strategy is our focus on scalable corporate platform solutions.  We have built a strong portfolio of manufacturing, software, and energy driven businesses with a focus on long-term value creation.

Subsidiaries & Product Groups

-	ALTIA, LLC is an automotive technology company with several core product offerings.
	–	6th Sense Auto is a connected car technology that provides a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention. 6thSenseAuto uses disruptive technology to improve inventory management, reduce costs, increase sales, and enhance service.

	–	BrakeActive™ is a safety device that improves a vehicle's third brake light's ability to greatly reduce or prevent a rear end collision by as much as 40%. According to the Nation Highway Safety Administration (2010), most rear end collisions can be reduced by 90% if trailing vehicles had one additional second to react. The Company's new programmable technology and device aims to do just that.

-
QCA - Since 1988, Quality Circuit Assembly ("QCA") has been providing electronic contract manufacturing solutions delivered to its customers via strategic business partnerships. Our abilities encompass a wide variety of skills, beginning with prototype development and culminating in the ongoing manufacturing of a complete product or assembly. Turnkey solutions are tailored around each customer's specific requirements.  Conveniently located in San Jose, California with close proximity to San Jose airport and all major carriers, QCA's primary aim is to provide contract-manufacturing solutions to market leading companies within the industrial, scientific, instrumentation, military, medical and green industries.

-
Venture West Energy Services (formerly Horizon Well Testing) - Based in Oklahoma City, OK.   Verizon West Energy Services ("VWES") is focused on supporting the oil and gas industry in Texas, Oklahoma, and Arkansas.  Our knowledgeable team provides complete flow back, water transfer, and roustabout services to several of the largest oil producers in the United States.  VWES utilizes a high-quality fleet of manifolds, sand separators and testing units as well as a highly experienced workforce to provide customers with timely and accurate measurements.

-
American Precision Fabricators – Based in Fort Smith, Arkansas is a sheet metal fabricator that provides American made fabricated metal parts, assemblies and sub - assemblies to Original Equipment Manufacturers ("OEM"). The Company supplies several industries with fabricated parts that it creates in-house.  It offers several production capabilities with its state-of-the-art machinery.

Recent Developments

Termination of Letter of Intent with Lattice Incorporated

On February 28 2018, the Company terminated its previously announced letter of intent to acquire all of the outstanding securities of Lattice Incorporated ("Lattice"), together with letters of intent with certain of Lattice's creditors to convert their debt in Lattice into equity.  After conducting due diligence, the Company determined to not proceed with the acquisition.

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

On November 28, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $105,000.  The note is due June 15, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from November 28, 2018 with a $750 prepayment penalty.

On December 6, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $86,000 with net proceeds of $79,000.  The note is due June 6, 2018 and bears interest at 10% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

Other Equity transaction

On November 1, 2017, the Company entered into an agreement with the investor relations firm RedChip Companies Inc. ("RedChip").  The agreement is for six months with a review after 90 days.  The Company will pay RedChip $2,500 per month for months 1-3 and $5,000 per month for months 4-6.  For the first 90 days of service the Company issued 275,000 shares of the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.  For the second 90 days of service the Company will issue 125,000 shares for the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.

Completion of Earnhardt Auto Center Pilot Program

On July 12, 2017, the Company announced that its subsidiary ALTIA had successfully concluded its 90 day pilot with Phoenix, AZ-based Earnhardt Auto Centers of its innovative 6th Sense Auto product platform. The pilot program was installed at the Earnhardt Chevrolet dealership in Chandler, AZ, and performed well above expectations and will continue on in the store for the foreseeable future.  ALTIA is also in negotiations with several other large automotive groups regarding its 6th Sense Auto and BrakeActive aftermarket products and anticipates larger orders in 2018.

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

Amendment of Amended and Restated Certificate of Incorporation; Change in Capitalization

At the annual shareholders meeting, held on November 18, 2017, the Company's shareholders approved an amendment (the "Amendment") to the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), to reduce the number of shares of the Company's Class A Common Stock authorized from 500,000,000 shares to 100,000,000 shares; to reduce the number of shares of the Company's Class B Common Stock authorized from 100,000,000 shares to 5,000,000 shares; and to increase the number of shares of Preferred Stock from 5,000,000 to 10,000,000 shares.  The Company filed the Amendment on December 15, 2017.

Resignation of Chief Financial Officer

On December 31, 2017, the Company's Board of Directors accepted the resignation of David Schmitt as the Company's Chief Financial Officer.  Mr. Schmitt decided to leave the Company for personal reasons and to spend more time with family. There were no disputes or disagreements with the Company.

Following Mr. Schmidt's resignation, the Company's Board of Directors began a search for a new Chief Financial Officer.

Issuance of Options

On July 31, 2017, the Company issued options to purchase 488,500 shares of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over four years, and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTCQB Market.

The options were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Acquisition of Horizon Well Testing / Venture West Energy Services, LLC

On November 30, 2016, the Company entered into a Stock Purchase Agreement (the "HWT SPA") with Horizon Well Testing, L.L.C., an Oklahoma limited liability company ("HWT") and its sole shareholder Adam Martin (the "HWT Seller").  Effective as of January 1, 2017, Alpine 4 acquired and took full control of HWT.

Since 2010, VWES has been providing services to the oil and gas industry.  This acquisition is another step in Alpine 4's strategy of diversification through acquisitions.

Pursuant to the HWT SPA, Alpine 4, HWT and the HWT Seller agreed on the terms pursuant to which Alpine 4 would purchase from HWT Seller all of the outstanding membership interests of HWT (the "HWT Interests").  The purchase price paid by Alpine 4 for the HWT Interests consisted of cash, a note, a convertible note, and securities consideration.  The "Cash Consideration" paid was $2,200,000.  The "Note" consisted of a secured note in the amount of $300,000, secured by a subordinated security interest in the assets of HWT.  The Note bears interest at 1% and will be payable in full by July 31, 2017.  The "Convertible Note" consisted of a secured convertible note in the amount of $1,500,000, secured by a subordinated security interest in the assets of HWT.  The HWT Seller has the opportunity to convert the Convertible Note into shares of Alpine 4's Class A common stock at a conversion price of $8.50 after a restricted period according to securities laws.    The Convertible Note bears interest at 5% and is payable in full with a balloon payment on the 18-month anniversary of the closing date of the transaction with no monthly payments.  The "Securities" consisted of two components, an aggregate of 379,403 shares of Alpine 4's Class A common stock issued to the Seller, and a warrant to purchase an additional 75,000 shares of Class A common stock.

In the HWT SPA, the HWT Seller acknowledged and agreed that his entry into consulting agreements with Alpine 4 was an integral part of the transaction contemplated by the HWT SPA. As such, the HWT Seller agreed to enter into consulting agreements with Alpine 4 and HWT, and continue to work with HWT for a period of time agreed upon by Alpine 4 and the HWT Seller.

HWT subsequently changed its name to Venture West Energy Services ("VWES").

Employees

As of the date of this Report, we had 132 full-time and 5 part-time employees. We believe that our relationship with our employees is good. Other than as disclosed in this Report or previously filed with the SEC, we have no employment agreements with our employees.

ITEM 1A.   RISK FACTORS

Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Associated With Our Business and Operations

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

Alpine 4 has incurred net losses of $20,433,875 since inception through December 31, 2017.  This net loss was primarily driven in 2015 by stock issuance to employees.  Because we have yet to attain profitable operations, in their report on our financial statements for the period ended December 31, 2017, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern.  While management believes Alpine 4 will have net operating gains beginning in the second quarter of 2018, there can be no guarantee that we will be able to achieve these net operating gains.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

Management of Alpine 4 cannot guarantee that Alpine 4 will continue to generate revenues which could result in a total loss of the value of your investment if it is unsuccessful in its business plans.

While Alpine 4 and its subsidiaries have long term Purchase Order arrangements with its large Contract Manufacturing customers and Master Service Agreements with its Oil Field Services customers that can provide a level of dependable revenue, there can be no assurance that Alpine 4 will be able to continue to generate revenues or that revenues will be sufficient to maintain its business.  As a result, investors or shareholders could lose all of their investment if Alpine 4 is not successful in its proposed business plans.

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

Based upon current plans, Alpine 4 expects to stop incurring operating losses in future periods as its subsidiaries move from their Optimization Phase to its Asset Producing Phase.   However new additional subsidiaries may incur significant expenses associated with the growth of those businesses.  Further, there is no guarantee that it will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force Alpine 4 to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you receive in connection with the Share Exchange.

Growth and development of operations will depend on the growth in the Alpine 4 acquisition model and from organic growth from its subsidiaries businesses.  If Alpine 4 cannot find desirable acquisition candidates it may not be able to generate growth with future revenues.

Alpine 4 expects to acquire two additional companies in 2018 resulting in projected annualized revenue of $41 million by the end of Q4 2018.  There is no guarantee that it will be successful in realizing future revenue growth from its acquisition model.  As such it is highly dependent on suitable candidates to acquire which the supply of those candidates cannot be guaranteed and is driven from the market for M&A.

Alpine 4 has limited management resources, and will be dependent on key executives.  The loss of the services of the current officers and directors could severely impact Alpine 4's business operations and future development, which could result in a loss of revenues and adversely impact the ability to ever sell any Exchange Shares received through participation in the Share Exchange.

Alpine 4 is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary,  and Charles Winters, our Chairman of the Board of Directors.  Mr. Wilson intends to serve full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson.  If he chooses not to serve as an officer or if he is unable to perform his duties, this could have an adverse effect on Company business operations, financial condition and operating results if we are unable to replace Mr. Wilson or Mr. Winters with other individuals qualified to develop and market our business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.

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

Our Certificate of Incorporation, as amended to date, authorizes us to issue 100,000,000 shares of Class A common stock, and 5,000,000 shares of Class B common stock. As of the date of this Annual Report, we had 24,507,853 shares of Class A common stock outstanding, and 1,600,000 shares of Class B common stock outstanding. Accordingly, we may issue up to an additional 75,492,147 shares of Class A common stock, and an additional 3,400,000 shares of Class B common stock.  The future issuance of additional shares of Class A common stock may result in additional dilution in the percentage of our Class A common stock held by our then existing stockholders. We may value any Class A common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our Class A common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

The market price for our common stock is likely to be volatile, in part because the volume of trades of our common stock. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

●	announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;

●	regulatory or legal developments in the United States and other countries;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	variations in our quarterly operating results;

●	changes in our financial guidance or securities analysts' estimates of our financial performance;

●	changes in accounting principles;

●	our ability to raise additional capital and the terms on which we can raise it;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	additions or departures of key personnel;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.  PROPERTIES.

Alpine 4 Technologies, Ltd maintains our corporate office in rented offices at 4742 N. 24th Street, Suite 300, Phoenix, AZ 85016. The monthly rent obligation is approximately $3,600 per month.

Quality Circuit Assembly, Inc. rents a location at 1709 Junction Court #380 San Jose, CA 95112.  The monthly rent obligation is approximately $27,500 per month.

Venture West Energy Services, LLC rent a property 6504 SW 29th, Bldg B Oklahoma City, OK 73179.  The monthly rent obligation is approximately $4,500 per month.

American Precision Fabricators, rents a property 4401 Savannah St. Fort Smith, AR 72903 for $15,833 per month.

ITEM 3.   LEGAL PROCEEDINGS.

Kevin Cannon et al. v. Alpine 4 Technologies Ltd., Jeff Hail, et al, Arizona Superior Court, Maricopa County, Cas No. CV2017-055699.  On October 4, 2017, Kevin Cannon and Michelle Hanby, individually and on behalf of It's a Date LLC and Brake Plus NWA, Inc., filed a lawsuit in the Arizona Superior Court, Maricopa County, against the Company and several other defendants, including Jeff Hail, the Company's Sr. Vice President. The claim against the Company alleges tortious interference of contract by the Company. The Company brought a motion to dismiss the Complaint for failure to state a claim on which relief could be granted. The Court permitted the plaintiffs to amend their complaint, which they did. The Company has filed another motion dismiss the Complaint for failure to state a claim on which relief could be granted. As of the date of this Report, the second motion to dismiss had not been ruled on by the Court. The Company disputes the claim against it and intends to defend vigorously against the lawsuit.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES AND DIVIDEND DATA

Stock Prices

As of the date of this Report, our Class A common stock is listed on the OTCQB Market under the symbol ALPP.  Alpine 4 plans to work with a market maker and other professionals to drive trading volume and interest in the stock.

The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Markets for the calendar years 2016 and 2017 and for the first quarter of 2018.  Our Class A common stock was accepted for trading beginning on December 19, 2016.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Calendar Year

	2018		2017		2016
	High	Low	High	Low	High	Low
First quarter	$0.34	$0.123	$14.00	$2.40
Second quarter			$2.54	$0.12
Third quarter			$0.25	$0.09
Fourth quarter			$0.46	$0.098	$10.00	$5.00

The high and low sales prices for our Class A common stock on April 9, 2018, were $0.125 and $0.122, respectively.

PLEASE NOTE: Trading in the Company's Class A common stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.

Shareholders

As of April 9, 2018, Alpine 4 had 402 shareholders of record.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

The Company has reserved 2,000,000 shares of the Company's Class A common stock for issuance under the Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	782,250	$0.42	1,217,750
Equity compensation plans not approved by security holders
Total	782,250	$0.42	1,217,750

Recent Sales of Unregistered Securities

Issuances in 2018

Issuance of Convertible Notes

Subsequent to the year ended December 31, 2017, the Company issued a series of short-term notes payable for aggregate proceeds of $260,000.  The notes bear interest at 15% per annum.

On January 23, 2018, the Company entered into a fixed price convertible note for $150,000.  The note is due October 8, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a fixed rate of $0.16 per share.

On January 5, 2018, the Company entered into a variable convertible note for $64,000.  The note is due July 5, 2018 and bears interest at 10% per annum.  The note is immediately convertible into the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.

On April 3, 2018, the Company entered into a variable convertible note with an unrelated lender for $85,000.  The note is due January 2, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

On April 5, 2018, the Company entered into a variable convertible note with an unrelated lender for $128,000.  The note is due December 18, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 40% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

On April 9, 2018, the Company entered into a variable convertible note for $124,199.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.

On April 9, 2018, the Company entered into a variable convertible note for $37,800.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.

The convertible notes issued between January and April 2018 were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Issuances in 2017

During the quarter ended September 30, 2017, the Company issued 106,000 shares of its restricted Class A common stock in connection with services, 177,342 shares for note conversions and 500,000 shares which are fully returnable upon the payment of a convertible note.   Of the 500,000 shares 150,000 have been released for return in exchange for another note with no issuance of shares on the second note.

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

On July 31, 2017, the Company issued options to purchase 488,500 shares of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest over four years, and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTCQB Market.

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

On November 28, 2017, the Company entered into a variable convertible note with unrelated third party for $105,000.  The note is due June 15, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from November 28, 2018 with a $750 prepayment penalty.

The convertible notes issued between October and December 2017 were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Other Equity transaction

On November 1, 2017, the Company entered into an agreement with the investor relations firm RedChip Companies Inc. ("RedChip").  The agreement is for six months with a review after 90 days.  The Company will pay RedChip $2,500 per month for months 1-3 and $5,000 per month for months 4-6.  For the first 90 days of service the Company issued 275,000 shares of the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.  For the second 90 days of service the Company will issue 125,000 shares for the Company's Class A common shares which are restricted pursuant to the provisions of Rule 144.

The shares of common stock were issued and will be without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Issuances in 2016

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

Issuance of Equity Securities in Venture West/Horizon Transaction

In connection with the acquisition of Venture West Energy Services ("VWES") (formerly Horizon Well Testing, L.L.C.), described in more detail above under "Recent Developments," Alpine 4 purchased all of the outstanding stock of VWES (the "VWES Stock") from Alan Martin (the "Seller").  The purchase price paid by Alpine 4 for the VWES Stock consisted of cash, a note, a convertible note, and securities consideration.  The "Cash Consideration" paid was $2,200,000.  The "Note" consisted of a secured note in the amount of $300,000, secured by a subordinated security interest in the assets of VWES .  The Note bears interest at 1% and will be payable in full by April 30, 2017.  The "Convertible Note" consisted of a secured convertible note in the amount of $1,500,000, secured by a subordinated security interest in the assets of VWES .  The VWES Seller has the opportunity to convert the Convertible Note into shares of Alpine 4's Class A common stock at a conversion price of $8.50 after a restricted period according to securities laws.    The Convertible Note bears interest at 5% and is payable in full with a balloon payment on the 18-month anniversary of the closing date of the transaction with no monthly payments.  The "Securities" consisted of two components, an aggregate of 379,403 shares of Alpine 4's Class A common stock issued to the Seller, and a warrant to purchase an additional 75,000 shares of Class A common stock.

The Note, the Convertible Note, and the Securities was issued to the Seller pursuant to a share exchange agreement with the Seller, in which the Seller made certain representations and warranties, including that he was an accredited investor, that he was acquiring the securities for his own account and not for the account of another, that he was acquiring the securities for investment purposes and not with a view to distribute the securities acquired, and that he had sufficient knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the Company. As such, the securities were issued to the Seller without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.   The VWES transaction did not involve a public offering.

Stock Options to Employees

On April 7, 2017, the Company issued 741,500 options to purchase shares of the Company's Class A common stock to 34 employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The options granted vest and the exercise price of the options granted was $0.90, which was the last closing bid price of the Company's common stock as traded on the OTC QB Market..

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2017, there were no purchases of the Company's equity securities by the Company or affiliated purchasers

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. (the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  The Company is a technology holding company owning three companies as of December 31, 2017 (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); and Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC).  For 2016, QCA made up most of the revenue for the consolidated financial statements.  VWES was not acquired until January 1, 2017, so it is not combined in our 2016 financial statements.

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
-
An Alpine 4 developed ERP (Enterprise Resource Planning system) and collaboration system called SPECTRUMebos.  SPECTRUMebos is what we are defining as an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology "secret sauce" in managing our portfolio of companies and, in time, may be offered to external customers.

All great strategies must have trades offs. Therefore, Alpine 4 avoids companies that have unionized employees, businesses that have more than $150 million in revenue and companies that reside in highly regulated business industries.

Business Seasonality and Product Introductions

Following the acquisition of the Quality Circuit Assembly, Inc. and VWES and with the newly acquired dealership pilot and contract for ALTIA, LLC, the Company expects to experience higher net sales in its second and third quarters compared to other quarters in its fiscal year.   Each company has varying seasonality to their sales and will be reflected in the financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $20,433,875 as of December 31, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and obtain additional funding from the issuance of convertible debt.

Results of Operations

Explanatory Note

The consolidated financial statements included in this Annual Report are presented under predecessor entity reporting and because the Company, as the acquiring entity in the QCA Transaction, had nominal operations as compared with the acquired company, QCA, prior historical information of the acquirer is not presented.

This new basis of accounting was created on April 1, 2016, the effective date for financial reporting purposes of the stock purchase agreement.  In the following discussion, the results of the operations and cash flows for the periods ended on or prior to March 31, 2016, and the financial position of QCA as of balance sheet date on or prior to March 31, 2016,are referred to as "Predecessor" financial information, and the results of operations and cash flows of the Company for periods beginning April 1, 2016 and the financial position of the Company as of April 1, 2016, and subsequent balance sheet dates are referred to herein as "Successor" consolidated financial information.

The following are the results of our operations for the year ended December 31, 2017, as compared to 2016.  For comparability purposes, the following results of operations for 2016 are presented on a combined basis showing a full 12 month period including the three months ended March 31, 2016 (Predecessor) and the nine months ended December 31, 2016 (Successor).

	Successor	Successor	Predecessor
	Year Ended December 31, 2017	Period from April 1, 2016 to December 31, 2016	Three Months Ended January 1, 2016 to March 31, 2016	Combined 12 Month Period Ended December 31, 2016	$ Change

Revenue	$10,091,491	$6,072,384	$1,788,654	$7,861,038	2,230,453
Cost of revenue (exclusive of depreciation)	7,524,814	4,239,850	1,383,031	5,622,881	1,901,933
Gross Profit	2,566,677	1,832,534	405,623	2,238,157	328,520

Operating expenses:
General and administrative expenses	3,612,885	3,847,876	533,894	4,381,770	(768,885)
Depreciation	671,423	175,853	33,492	209,345	462,078
Amortization	92,080	56,626	-	56,626	35,454
Total operating expenses	4,376,388	4,080,355	567,386	4,647,741	(271,353)
Loss from operations	(1,809,711)	(2,247,821)	(161,763)	(2,409,584)	599,873

Other expenses
Interest expense	1,540,226	959,308	456	959,764	580,462
Change in value of derivative liabilities	126,054	-	-	-	126,054
Other (income)	(220,179)	(17,429)	-	(17,429)	(202,750)
Total other expenses	1,446,101	941,879	456	942,335	503,766

Loss before income tax	(3,255,812)	(3,189,700)	(162,219)	(3,351,919)	96,107

Income tax expense (benefit)	(258,392)	(52,694)	(31,770)	(84,464)	(173,928)

Net loss	$(2,997,420)	$(3,137,006)	$(130,449)	$(3,267,455)	$270,035

Revenue

Our revenues for the year ended December 31, 2017 increased by $2,230,453 as compared to the full 12 month period in 2016.  In 2017, our revenue consisted of $7,769,722 for QCA, $1,773,474 for Venture West Energy Services ("VWES") (formerly Horizon Well Testing), and $548,295 relating to the 6th Sense Auto and Brake Active services of ALTIA.  Revenues increased primarily because of the acquisition of VWES on January 1, 2017, which generated an additional $1,773,474 in revenues in 2017 that did not exist in 2016.  Excluding the impact of VWES revenues, our revenues increased by $456,979 in 2017 as compared to 2016 due primarily to growth in our 6th Sense Auto services.  We expect our revenue to continue to grow over the next 12 months. Management's expectations of growth in revenues is based on multiple areas.  First, management believes that its contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns will produce increased revenues as the Company engages more dealerships with the Alpine 4 products.  Second, management anticipates continued growth of QCA through new customers and internal growth.  Third, management plans to continue the Company's focus on finding and acquiring companies.

Cost of revenue

Our cost of revenue for the year ended December 31, 2017 increased by $1,901,933 as compared to the full 12 month period in 2016.  In 2017, our cost of revenue consisted of $5,330,977 for QCA, $1,865,059 for VWES and $328,778 for ALTIA services.  Cost of revenue increased primarily because of the acquisition of VWES on January 1, 2017, which generated additional costs of $1,865,059 in 2017 that did not exist in 2016.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our general and administrative expenses for the year ended December 31, 2017 decreased by $768,885 as compared to the full 12 month period in 2016.  The decrease in 2017 is related to higher expenses in 2016 primarily due to non-cash expenses of $1,275,000 for common stock issued to officers and directors for compensation.  These expenses did not reoccur in 2017.  We also had additional expenses in 2016 relating to issuance of common stock for services.  We expect that our general and administrative expenses will increase in future years as we increase our advertising and brand and product/service awareness campaigns and as we hire additional personnel as needed and as operations permit.  The addition of more dealerships will also increase expenses relating to installations, customer management, and operational costs.

Our depreciation expenses for the year ended December 31, 2017, increased by $462,078 as compared to 2016.  The increase is due to additional depreciation expenses in 2017 associated with $4,804,458 in property and equipment acquired with the acquisition of VWES on January 1, 2017.  Our amortization expenses for the year ended December 31, 2017 increased by $35,454 as compared to 2016 due primarily to a full year of amortization in 2017 of intangible assets acquired from the acquisition of QCA on April 1, 2016.

Other expenses

Other expenses for the year ended December 31, 2017, increased by $503,766 as compared to 2016 primarily due an increase in interest expense of $580,462 due to the increase in interest bearing debt during 2017.  The increase was also due to a loss of $126,054 related to the change in value of derivative liabilities in 2017 which did not exist in 2016.  In addition, other income increased by $202,750 in 2017 primarily due to income relating to sublease rental income.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations by selling shares of our common stock and by generating income from the sale of our products.  As noted above, management's expectations of growth in revenues is based on management's contacts within the automobile dealership industry, and the anticipated increase in interest in Alpine 4's products and services as Alpine 4 increases its advertising and brand and product/service awareness campaigns.  Additionally, management anticipates that the new campaigns will result in the Company's adding new dealerships in 2018.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2017, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$387,000	$-	$-	$-	$387,000
Notes payable, non-related parties	3,893,617	-	-	-	3,893,617
Convertible notes payable	2,382,250	1,660,106	-	-	4,042,356
Total	$6,662,867	$1,660,106	$-	$-	$8,322,973

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

Quality Circuit Assembly

The Company accounts for its revenue per the guidance in ASC 605-25-25 by allocating the total contract amount between the product and service elements.  Revenue is recognized when either the product has completely been built and shipped or the service has been completed.  If a deposit for product or service is received prior to completion the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  There is an implied warranty on all our services and production.  If a customer is unsatisfied with our work then we will redo the work until the customer is satisfied.  Any returns are credited to the customer until the rework is completed and then re-invoiced to the customer.  Management assess the materiality and likelihood of warranty work and records reserves as needed.  For all periods presented the warrant reserve assessment was immaterial.

VWES

Revenue is recognized when the contract has been performed in completion.  Contracts range from one day to 30 days in length.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2017 and 2016.  Significant intercompany balances and transactions have been eliminated.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2017 and 2016, we had an allowance for bad debt of $18,710 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or the net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Accounting for the Impairment of Long-Lived Assets."  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During all periods presented, there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2017, the reporting units with goodwill were QCA and VWES.

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

Stock-based compensation

The Company accounts for equity instruments issued to employees for compensation in accordance with FASB ASC 718-10, Compensation – Stock Compensation.  The Company accounts for equity instruments issued to non-employees in accordance with FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2017.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective.

2. Changes in Internal Control Over Financial Reporting

As of December 31, 2017 CFO Mr. David Schmitt resigned from his position for personal reasons.  Alpine 4 has subsequently hired an outside firm to help with the 2017 10k and 2018 10Q filings and preparations.   The company has also hired additional accounting staff to make up for the resources that Mr. Schmitt supplied the position as CFO.  The company has begun the search for a new CFO but doesn't plan on hiring an new CFO until the 3rd or 4th Quarter 2018.

3. Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2017.

Areas of material weakness include:

●	segregation of duties

●	inadequate control activities

●	monitoring processes

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2017.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Officer/Position	Board Member/Position
Kent B. Wilson	45	President, Chief Executive Officer	Director
Charles Winters	40	N/A	Chairman of the Board
Scott Edwards	62	N/A	Director
Ian Kantrowitz	36	N/A	Director
Jeffrey Hail	55	Sr. Vice President

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

On August 21, 2014, Mr. Wilson formed a corporation, WBK 1 Inc., a Delaware corporation.  On September 17, 2014, WBK 1 Inc. filed a Form 10 with the U.S. Securities and Exchange Commission.  WBK 1 Inc. is a "shell company" as defined in the rules of the SEC.  Mr. Wilson was the Chief Executive Officer, Secretary, Treasurer and Director of WBK 1 Inc. from its inception through December 28, 2014, when he sold all of his ownership in WBK 1 to an unrelated third party.  WBK 1 disclosed the change in ownership in a Current Report filed with the Commission on December 29, 2014.  There is no relationship between Alpine 4 and WBK 1 Inc.

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

Our bylaws authorize no fewer than one director. As of the date of this Report, we had four directors.

Biographical Information for Jeff Hail

Jeff Hail is the Sr. Vice President (SVP) of Alpine 4 Technologies, Ltd. Raised and educated in Scottsdale, AZ; Mr. Hail earned his Bachelors of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University  Mr. Hail's professional experience has been both in the government and private sector.  As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding and administering highway services contracts.

In the private sector, Mr. Hail experienced success by starting a number different companies and building them to be the leaders in their niche sectors from both electronics manufacturing to e-commerce.  As a result, he brings a broad-based experience level with the operational aspects of running a business in today's realm.

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

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2017, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2017:

Name and Principal Position	Number of Late Reports	Transactions not Reported inTimely Manner	Known Failures to File a Required Form

Kent Wilson, CEO, Director	0	0	None
Charles Winters, Director	1	1	None
Scott Edwards, Director	1	1	None
Ian Kantrowitz, Director	0	0	None
David Schmitt, CFO	2	1	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kent Wilson, Chief Executive Officer (Principal Executive Officer)	2016	120,000	0	$0	0	0	0	$7,000	$127,000
	2017	200,000	0	$0	0	0	0	$0	$200,000
David Schmitt, Chief Financial Officer	2016	$31,538	$0	$680,000	0	0	0	$0	$711,538
	2017	$150,000	$0	$0	$324,414	0	0	$0	$474,414
Jeff Hail, Senior VP	2016	$0	$0	$0	0	0	0	$0	$548,241
	2017	$120,000	$0	$0	$0	0	0	$0	$120,000

Outstanding Equity Awards

Mr. Schmitt was granted 400,000 options on April 7, 2017 with a vesting period of 4 years and an exercise price of $0.90.  The options had a fair value of $311,563 on the date of grant as calculated under ASC 718.  Of the options included in this grant, 350,000 forfeited as of December 31, 2017.  Mr. Schmitt was also granted 100,000 options on July 31, 2017 with a vesting period of 4 years and an exercise price of $0.13.  The options had a fair value of $12,850 on the date of grant as calculated under ASC 718.  Of the options included in this grant, 93,750 forfeited as of December 31, 2017.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 Class A and Class B common stock as of April 9, 2018, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group.  The percentages are based on the following figures:

-	24,507,853 shares of Alpine 4 Class A common stock outstanding as of April 9, 2018; and

-	1,600,000 shares of Alpine 4 Class B common stock outstanding as of April 9, 2018.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1)	Amount of beneficial ownership of Class A Common Stock	Amount of beneficial ownership of Class B Common Stock	Percentage of Class A Common Stock (2)	Percentage of Class B Common Stock	Voting Power (3)

Kent B. Wilson, Chief Executive Officer, Director(4)	2,401,689	1,000,000	9.96%	62.50%	30.91%
Scott Edwards, Director (5)	252,000	200,000	1.04%	12.50%	5.61%
Charles Winters, Director (6)	709,800	200,000	2.94%	12.50%	6.75%
Ian Kantrowitz, Director (7)	847,371	200,000	3.51%	12.50%	7.10%
David Schmitt, Former Chief Financial Officer	81,000	0	0.34%	0%	0.20%
Richard Evans 515 W. Coliseum Blvd Ft. Wayne, IN 46808	3,270,000	0	13.56%	0%	8.15%
All Officers and Directors As a Group (4 persons)	4,210,860	1,600,000	17.46%	100.00%	50.37%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Technologies Ltd., 4742 N. 24th Street, Suite 300, Phoenix AZ 85016.
(2)	The percentages listed in the table are based on 24,507,853 shares of Alpine 4 Class A common stock outstanding as of April 9, 2018.
(3)
The Voting Power column includes the effect of shares of Class B common stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  The total voting power for each person is also explained in the footnotes below.

(4)
Mr. Wilson owned as of the date of this Report 2,401,689 shares of Class A common stock, and 1,000,000 shares of Class B common stock, which represents an aggregate of 12,401,689 votes, or approximately 31.71% of the voting power.

(5)
Mr. Edwards owned as of the date of this Report 252,000 shares of Class A Common Stock.  Additionally, Mr. Edwards owned 200,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 2,252,200 votes, or approximately 5.76 % of the voting power.

(6)
Mr. Winters owned as of the date of this Report 709,800 shares of Class A Common Stock.  Additionally, Mr. Winters owns 200,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 2,709,800 votes, or approximately 6.93% of the voting power.

(7)
Mr. Kantrowitz owned as of the date of this Report 847,371 shares of Class A Common Stock.  Additionally, Mr. Kantrowitz owned 200,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 2,847,371 votes, or approximately 7.28% of the voting power.

(8)
Mr. Schmittt owned as of the date of this Report 81,000 shares of Class A Common Stock.  Additionally, Mr. Schmitt owned 0 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 81,000 votes, or approximately .21% of the voting power. As noted elsewhere in this Report, Mr. Schmitt resigned as the Company's Chief Financial Officer on December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone Bailey

Set below are aggregate fees billed by Malone Bailey for professional services rendered for the year ended December 31, 2017.

Audit Fees

The fees for the audit and review services billed and to be billed by Malone Bailey for the period from January 1, 2017, to December 31, 2017 were $116,000.

Audit Related Fees

The fees for the audit related services billed and to be billed by Malone Bailey for the period from January 1, 2017, to December 31, 2017 were $0.

Tax Fees

The fees for the tax related services billed and to be billed by Malone Bailey for the period from January 1, 2017, to December 31, 2017 were $0.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Alpine 4 Technologies, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alpine 4 Technologies Ltd. and its subsidiaries (collectively, the "Company", or "Successor") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2017 for the period from April 1, 2016 through December 31, 2016, and the related notes (collectively referred to as the "financial statements"). We have also audited the statements of operations, stockholders' deficit, and cash flows of Quality Circuit Assembly, Inc. (the "Predecessor") for the period from January 1, 2016 through March 31, 2016, and the related notes (collectively referred to as the "Predecessor financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period from April 1, 2016 through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor financial statements present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2016 through March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015
Houston, Texas
April 17, 2018

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$128,512	$209,494
Accounts receivable, net	2,067,081	1,346,585
Inventory	1,212,546	930,114
Prepaid expenses and other current assets	221,958	39,734
Total current assets	3,630,097	2,525,927

Property and equipment, net	9,198,387	5,202,133
Intangible asset, net	752,622	757,528
Goodwill	2,131,606	1,963,761
Other non-current assets	258,238	688,204
Total non-current assets	12,340,853	8,611,626

TOTAL ASSETS	$15,970,950	$11,137,553

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,980,995	$1,434,170
Accrued expenses	1,049,185	299,043
Deferred revenue	64,918	12,536
Derivative liabilities	271,588	-
Deposits	12,509	12,509
Notes payable, current portion	3,893,617	1,332,031
Notes payable, related parties	387,000	205,000
Convertible notes payable, current portion, net of discount of $79,630 and $7,421	2,302,620	247,359
Financing lease obligation, current portion	24,590	13,814
Income tax payable	-	20,123
Total current liabilities	9,987,022	3,576,585

NON-CURRENT LIABILITIES:
Long-term debt	-	147,079
Convertible notes payable, net of current portion	1,660,106	1,760,198
Financing lease obligation, net of curent portion	6,560,112	6,572,579
Deferred revenue	43	-
Deferred tax liability	181,703	287,153
Total non-current liabilities	8,401,964	8,767,009

TOTAL LIABILITIES	18,388,986	12,343,594

REDEEMABLE COMMON STOCK

Class A Common stock, $0.0001 par value, 379,403 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,439,725	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,222,087 and 21,474,481 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,322	2,148
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 1,600,000 and 1,600,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	160	160
Additional paid-in capital	16,573,632	16,228,106
Accumulated deficit	(20,433,875)	(17,436,455)
Total stockholders' deficit	(3,857,761)	(1,206,041)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,970,950	$11,137,553

The accompanying notes are an integral part of these consolidated financial statements

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Twelve month period
	Successor	Successor	Predecessor
	Year Ended December 31, 2017	Period from April 1, 2016 to December 31, 2016	Three Months Ended January 1, 2016 to March 31, 2016

Revenue	$10,091,491	$6,072,384		$1,788,654
Cost of revenue (exclusive of depreciation)	7,524,814	4,239,850		1,383,031
Gross Profit	2,566,677	1,832,534		405,623

Operating expenses:
General and administrative expenses	3,612,885	3,847,876		533,894
Depreciation	671,423	175,853		33,492
Amortization	92,080	56,626		-
Total operating expenses	4,376,388	4,080,355		567,386
Loss from operations	(1,809,711)	(2,247,821)		(161,763)

Other expenses
Interest expense	1,540,226	959,308		456
Change in value of derivative liabilities	126,054	-		-
Other (income)	(220,179)	(17,429)		-
Total other expenses	1,446,101	941,879		456

Loss before income tax	(3,255,812)	(3,189,700)		(162,219)

Income tax expense (benefit)	(258,392)	(52,694)		(31,770)

Net loss	$(2,997,420)	$(3,137,006)		$(130,449)

Weighted average shares outstanding :
Basic	23,858,031	21,294,890		-
Diluted	23,858,031	21,294,890		-

Loss per share
Basic	$(0.13)	$(0.15)	$
Diluted	$(0.13)	$(0.15)	$

The accompanying notes are an integral part of these consolidated financial statements

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Earnings/	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2015 (Predecessor)	240,000	$240,000	-	$-	$(129,253)	$1,362,838	$1,473,585

Net loss						(130,449)	(130,449)

Balance, March 31,2016 (Predecessor)	240,000	$240,000	-	$-	$(129,253)	$1,232,389	$1,343,136

Alpine 4 Technologies, Ltd beginning balance	20,920,069	2,092	1,600,000	160	13,903,376	(14,299,449)	(393,821)
Issue shares of common stock for cash	670	-			6,000		6,000
Issue shares of common stock to consultants for services	66,784	7			591,032		591,039
Issue shares of common stock for convertible note payable and accrued interest	336,938	34			336,903		336,937
Issue shares of common stock to officers and directors for services	150,000	15			1,274,985		1,275,000
Beneficial converstion feature associated with convertible notes					115,810		115,810
Adjustment for reverse stock split	20						-
Net loss						(3,137,006)	(3,137,006)

Balance, December 31,2016	21,474,481	$2,148	1,600,000	$160	$16,228,106	$(17,436,455)	$(1,206,041)

Issue shares of common stock for cash	132,209	13			39,987		40,000
Issue shares of common stock to consultants for services	578,640	57			62,027		62,084
Issue shares of common stock for convertible note payable and accrued interest	886,757	89			99,484		99,573
Issue shares for discount on convertible note payable	150,000	15			16,485		16,500
Reclassification of derivative liability					(252,633)		(252,633)
Derivative liability resolution					222,099		222,099
Issuance of warrants for acquisition of VWES					40,941		40,941
Share-based compensation expense					87,136		87,136
Beneficial converstion feature associated with convertible notes					30,000		30,000
Net loss						(2,997,420)	(2,997,420)

Balance, December 31,2017	23,222,087	$2,322	1,600,000	$160	$16,573,632	$(20,433,875)	$(3,857,761)

 The accompanying notes are an integral part of these consolidated financial statements

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve month period
	Successor	Successor	Predecessor
	Year Ended December 31, 2017	Period from April 1, 2016 to December 31, 2016	Three Months Ended January, 1, 2016 to March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(2,997,420)	$(3,137,006)	$(130,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	671,423	175,853	33,492
Amortization	92,080	56,626	-
Loss on disposal of fixed assets	18,841	-	-
Change in value of derivative liabilities	126,054	-	-
Employee stock compensation	87,136	1,275,000	-
Stock issued for services	62,084	591,039	-
Amortization of debt issuance	50,500	8,447	-
Amortization of debt discounts	89,292	274,615	-
Change in current assets and liabilities:
Accounts receivable	(506,436)	(187,411)	47,578
Inventory	(282,432)	243,240	(14,062)
Prepaids	(127,386)	(33,699)	(41,040)
Other non-current assets	7,007	-
Accounts payable	546,825	256,937	16,468
Accrued expenses	723,733	203,246	56,723
Income tax payable	(20,123)	-
Deferred tax	(105,450)	(59,157)	(41,645)
Deferred revenue	52,425	11,538	-
Net cash used in operating activities	(1,511,847)	(320,732)	(72,935)

INVESTING ACTIVITIES:
Capital expenditures	(192,805)	(267,401)	-
Proceeds from insurance claim on Automobiles & Trucks	237,732	-	-
Acquisition, net of cash acquired	(1,937,616)	(2,800,000)	-
Net cash used in investing activities	(1,892,689)	(3,067,401)	-

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	105,500	175,000	-
Proceeds from issuances of notes payable, non-related party	1,952,390	3,630,631	-
Repayments of notes payable, non-related party	(247,084)	(2,482,825)	-
Proceeds from line of credit, net	709,201	-
Repayments of notes payable, related party	(223,500)	(1,535)	(10,000)
Proceeds from convertible notes payable	785,500	15,500	-
Repayments of convertible notes	(219,721)	(82,672)	(59,461)
Proceeds from the sale of common stock	40,000	6,000	-
Net proceeds from financing obligation lease, net of commissions and financing charges	-	2,704,260
Change in restricted cash	422,959	(641,537)	-
Cash paid for rent deposit on lease of building	-	(46,667)
Cash paid on financing lease obligation	(1,691)	(21,314)	-
Net cash provided by (used in) financing activities	3,323,554	3,254,841	(69,461)

NET INCREASE (DECREASE) IN CASH	(80,982)	(133,292)	(142,396)

CASH, BEGINNING BALANCE	209,494	342,786	365,221

CASH, ENDING BALANCE	$128,512	$209,494	$222,825

CASH PAID FOR:
Interest	$1,219,080	$217,791	$456
Income taxes	$2,167	$-	$47,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$99,573	$336,937	$-
Common stock issued for convertible note discount	$16,500	-	-
Issuance of convertible note for acquisition of QCA	$-	$2,000,000	$-
Purchase of building from lease proceeds	$-	$3,895,000	$-
Issuance of convertible note for acquisition of VWES	$1,500,000	$-	$-
Issuance of note payable for acquisition of VWES	$300,000	$-	$-
Issuance of warrants for acquisition of VWES	$40,941	$-	$-
Issuance of redeemable common stock for acquisition of VWES	$1,439,725	$-	$-
Debt discount from convertible note payable	$30,000	$115,810	$-
Proceeds for refinancing line of credit and notes payable paid directly to former lender	$-	$1,319,122	-
Debt discount due to derivative liabilities	$115,000	$-	$-
Reclassification of warrants embedded conversion options as derivative liability	$252,633	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ALPINE 4 TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Note 1 – Description of Business

Alpine 4 Technologies Ltd. ("we" or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date of this Report, the Company is a technology holding company owning three companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); and Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC).  For 2016 QCA made up most of the revenue for the consolidated financials.  VWES was not acquired until January 1, 2017 (see Note 9), so it is not included in our accompanying 2016 financial statements.
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
Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2017 and 2016.  Significant intercompany balances and transactions have been eliminated.

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
Advertising
Advertising costs are expensed when incurred.  All advertising takes place at the time of expense.  We have no long-term contracts for advertising.  Advertising expense for all periods presented were not significant.

Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value. As of December 31, 2017 and 2016, the Company had no cash equivalents.
Major Customers
The Company had two customers that made up 41% and 13% of accounts receivable as of December 31, 2017.  For the year ended December 31, 2017, the Company had one customer that made up 36% of total revenues.
The Company had two customers that made up approximately 50% of outstanding accounts receivable as of December 31, 2016.  These same two customers comprised approximately 50% of total revenues for the nine months ended December 31, 2016 (Successor).
Accounts Receivable
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2017 and 2016, we had an allowance for bad debt of $18,710 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or the net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Inventory consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Raw materials	$577,259	$527,599
WIP	440,586	193,525
Finished goods	161,310	195,990
In Transit	33,391	13,000
	$1,212,546	$930,114

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

Property and equipment consisted of the following as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Automobiles & Trucks	$1,208,935	$-
Machinery & Equipment	4,454,466	1,263,941
Office furniture & fixtures	7,056	-
Building	3,945,952	3,895,000
Land	126,347	-
Leasehold Improvements	294,524	219,045
Less: Accumulated Depreciation	(838,893)	(175,853)
	$9,198,387	$5,202,133

Purchased Intangibles and Other Long-Lived Assets
The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Software	$278,474	$191,300
Noncompete	100,000	100,000
Customer Lists	531,187	531,187
Less: Accumulated Amortization	(157,039)	(64,959)
	$752,622	$757,528

 Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows.

	2018	2019	2020	2021	2022	Thereafter	Total
Software	33,332	33,332	33,332	33,332	19,734	-	153,062
Non-compete	35,000	20,000	20,000	20,000	-	-	95,000
Customer List	26,627	26,627	26,627	26,627	26,627	371,425	504,560
Total Accumulated Amortization	94,959	79,959	79,959	79,959	46,361	371,425	752,622

Other long-term assets consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Restricted Cash	$207,311	$630,270
Deposits	50,927	57,934
	$258,238	$688,204

Restricted cash consists of deposit account collateralizing letters of credit in favor of the counterparty in our lease financing obligation.  Changes in restricted cash are reflected as financing activities because the cash is being used in conjunction with financing activities.
Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, "Accounting for the Impairment of Long-Lived Assets."  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During all periods presented, there have been no impairment losses.

Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2017, the reporting units with goodwill were QCA and VWES.
The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria the company believes there not to be any triggers for potential impairment of goodwill and therefore the Company has recorded no impairment of goodwill in any period presented.
Fair Value Measurement

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes and line of credit.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  For additional information, see Note 11 – Derivative Liabilities and Fair Value Measurements.

Redeemable Common Stock

As discussed in Note 9 below, 379,403 shares of the Company's Class A common stock that were issued as consideration for the VWES acquisition contain a redemption feature which allows for the redemption of common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at December 31, 2017, 379,403 shares of Class A common stock were classified outside of permanent equity at its redemption value.

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

VWES
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
Stock-based compensation
The Company accounts for equity instruments issued to employees for compensation in accordance with FASB ASC 718-10, Compensation – Stock Compensation.  The Company accounts for equity instruments issued to non-employees in accordance with FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes
The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company's experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  We intend to adopt Topic 606 in the first quarter of 2018 using the modified retrospective transition method applied to those contracts which were not completed as of that date.  Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings.  Prior periods will not be retrospectively adjusted.  We expect the adoption of Topic 606 will likely not have a material impact to our revenues and net loss presented in the consolidated statement of operations.  However, the Company does expect to have significant changes to the footnote disclosures as a result of implementing this new standard.

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

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisition of QCA has allowed for an increased level of cash flow to the Company as demonstrated in the sales for the second and third quarters of 2016.  Second, the Company has acquired VWES and is considering other potential acquisition targets that, like QCA, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged MCAP, LLC, to provide advisory services in connection with that capital raise.

Note 4 – Leases

During the nine months ending December 31, 2016 (Successor), the Company entered into a financing transaction for a building.  The Company bought the property for $3,895,000 and subsequently sold the property for $7,000,000 to an unrelated third-party real estate company and simultaneously entered into an arrangement with the third-party real estate company to lease back the property.  Because the leaseback was not a typical leaseback, this transaction is recorded as a financing transaction with the asset and related financing obligation recorded on the balance sheet.  The lease has a 15-year term expiring in 2031 and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the building.  The Company also issued a letter of credit for $630,270 in favor of the landlord.  The letter of credit is collateralized by a savings account which is classified as restricted cash under non-current assets.  The remaining payments under the financing transaction as of December 31, 2016 (Successor), total $9,762,396.  Imputed interest of $3,176,003 is being amortized over the lease term with an effective interest rate of 7.80%.  The Company paid costs of $54,898 and a commission of $350,000 in conjunction with the transaction, which is characterized as debt issuance costs and will be amortized over the lease term.  The current unamortized balance of the debt issuance costs is $348,542 and in accordance with ASU 2015-03 debt issuance costs are reflected as a contra-liability reducing the related financing lease obligation.
As of December 31, 2017, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, are as follows:

Fiscal Year
2018	$584,763
2019	599,382
2020	614,366
2021	629,725
2022	645,468
Thereafter	7,315,821
Total	10,389,525
Less: Current capital leases and financing transaction	(24,590)
Less: imputed interest	(3,804,823)
Noncurrent capital leases and financing transaction	$6,560,112
The Company also has a commitment to pay $276,000 towards Leasehold Improvements, of which $276,000 has been satisfied and reflected on the balance sheet as of December 31, 2017.

The money received from the sale of the building was used to purchase Quality Circuit Assembly.  Because this is a financing transaction, the sale is recorded under financing obligation lease on the Balance Sheet and amortized over the 15-year term of the lease.

The term of the lease has been extended through September 30, 2032, at a monthly rate of approximately $69,000.  These payments are reflected in the table above.

A letter of credit of $1,000,000 is to be provided to landlord, of which $207,311 had been satisfied as of December 31, 2017.

Operating Leases

The company also had three operating leases as of December 31, 2017 (Successor), for its location in San Jose, CA (QCA), Phoenix, AZ (Alpine), and Oklahoma City, OK (VWES).  Approximate monthly rent obligations are $21,500, $2,800, and $5,000 respectively.

The five-year minimum rent payments for each location are as follows:

Fiscal Year	San Jose, CA	Phoenix, AZ	Oklahoma City, OK	Total
2018	$266,134	$-	$60,000	$326,134
2019	274,118	-	35,000	309,118
2020	282,342	-	-	282,342
2021	290,812	-	-	290,812
Thereafter	-	-	-	-
Total	$1,113,406	$-	$95,000	$1,208,406

The San Jose, CA, rent agreement expires at the end of 2021. The Phoenix, AZ, rent agreement expired at the end of May 2017 and went to a monthly rent agreement. The Oklahoma City, OK rent agreement expires end of August 2019.

Rent expense for the year ended December 31, 2017, three months ended March 31, 2016 (Predecessor), and nine months ended December 31, 2016 (Successor), were $528,673, $58,459 and $185,157, respectively.

Note 5 – Notes Payable

During the nine months ended December 31, 2016 (Successor), QCA secured a line of credit with a third-party lender, Crestmark.  The line of credit is collateralized by QCA's outstanding accounts receivable, up to 90%, and inventory, up to 30% with maximum draws of $2,500,000 and a variable interest rate.  The Company also secured a five-year fixed rate (10.14%) term loan with Crestmark which is collateralized by QCA's equipment.

During the year ended December 31, 2017, VWES secured a line of credit with a third-party lender, Crestmark.  The line of credit is collateralized by VWES's outstanding accounts receivable, up to 85% with maximum draws of $2,000,000 and a variable interest rate.  The Company also secured a five-year fixed rate (10.14%) term loan with Crestmark Equipment Finance for $1,872,392 which is collateralized by VWES's equipment.  Both are guaranteed by the Company.

During the year ended December 31, 2017, the Company also entered into four fixed rate (30.00%) term notes with maturity dates of two, three and six months for a total of $80,000, of which $70,000 had been repaid as of December 31, 2017.

The outstanding balances for the loans were as follows:

December 31, 2017	Alpine 4	QCA	VWES	Total
Lines of credit	$-	$1,657,611	$354,505	$2,012,116
Equipment loans	-	147,079	1,724,422	1,871,501
Term notes	10,000	-	-	10,000
Total current	$10,000	$1,804,690	$2,078,927	$3,893,617
Long-term	-	-	-	-
Total notes payable	$10,000	$1,804,690	$2,078,927	$3,893,617

December 31, 2016	Alpine 4	QCA	VWES	Total
Lines of credit	$-	$1,302,915	$-	$1,302,915
Equipment loans	-	29,116	-	29,116
Term notes	-	-	-	-
Total current	$-	$1,332,031	$-	$1,332,031
Long-term	-	147,079	-	147,079
Total notes payable	$-	$1,479,110	$-	$1,479,110

As of December 31, 2017, the equipment loans for QCA and VWES are classified as current due to the notes being in default and fully callable by the lender.

Note 6 – Notes Payable, Related Parties

At December 31, 2017 and 2016, notes payable due to related parties consisted of the following:

	December 31, 2017	December 31, 2016
Note payable; non-interest bearing; due upon demand; unsecured	$-	$15,000

Note payable; non-interest bearing; due upon demand; unsecured	-	15,000

Note payable; bearing interest at 8% per annum; due May 31, 2017; unsecured	-	5,000

Notes payable; non-interest bearing; due upon demand; unsecured	4,500	-

Note payable; bearing interest at a flat rate of $2,000; due January 10, 2017; unsecured	-	60,000

Note payable; non-interest bearing; due March 2, 2017; unsecured	-	-

Note payable; non-interest bearing; due March 14, 2017; unsecured	-	-

Note payable; non-interest bearing; due April 11, 2017; unsecured	-	-

Note payable; bearing interest at 3.33% per month for the first 90 days and 2.22% per month thereafter; due May 26, 2017; unsecured	43,500	-

Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	10,000

Note payable; bearing interest at 36% per annum; due May 31, 2017; secured	-	100,000

Note payable; bearing at 1% per annum; due July 31, 2017; secured	300,000	-

Note payable; bearing at 30% per annum; due March 3, 2018; unsecured	11,500	-

Note payable; bearing at 20% per annum; due April 28, 2018; unsecured	20,000	-

Total notes payable - related parties	$387,000	$205,000

The above notes which are in default as of December 31, 2017, are now due on demand by the lender.  The secured note for $300,000 outstanding at December 31 2017, is subordinated debt secured by all assets of VWES.
Note 7 – Convertible Notes Payable

 At December 31, 2017 and 2016, convertible notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exersice price of $1 per share.	$40,000	$92,650

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 (see Note 9) for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,827,108	1,922,328

Secured convertible note payable issued to the seller of HWT on January 1, 2017 (see Note 9) for an aggregate of $1,500,000, bearing interest at 5% per annum, due in full on July 1, 2018. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $8.50 per share.	1,500,000	-

Series of convertible notes payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exersice price of $1 per share.	30,000	-

On July 13, 2017, the Company entered into a variable convertible note for $43,000 with net proceeds of $40,000. The note is due April 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the note up to 180 days prior to the due date, with the prepayment penalty ranging from 10% to 27% depending on when prepaid.	43,000	-

On July 19, 2017, the Company entered into a variable convertible note for $115,000 with net proceeds of $107,000.  The note is due January 21, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 19, 2017.  The Company issued 500,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  Management has determined that it is probable that the Company will meet the conditions under the note and therefore it more likely than not that the Company will not be in default as defined in the note and the note will be paid in full within 180 days of the note date.  As a result, management has concluded that it is probable that the shares would be returned and therefore the cost of issuance has not been recorded as of December 31, 2017.  The Company will reassess the likelihood of such at each period end.  This is accounted for as a derivative liability, so a debt discount from derivative liabilities of $115,000 was recognized and is being amortized over the term of the agreement.  See Note 11 – Derivative Liabilities and Fair Value Measurements for more details.
	72,748	-

On September 5, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due September 5, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from September 5, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	105,000	-

On October 4, 2017, the Company entered into a variable convertible note for $60,000 with net proceeds of $55,000. The note is due July 4, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 4, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	60,000	-

On October 11, 2017, the Company entered into a variable convertible note for $58,500 with net proceeds of $55,500. The note is due on July 20, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% of the average of the three lowest trading prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 11, 2017. The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on the prepayment date.	58,500	-

On November 2, 2017, the Company entered into a variable convertible note for $115,000 with net proceeds of $107,000. The note is due May 2, 2018 and bears interest at 10% per annum. The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 150,000 shares to the lender with this note, which has been recorded as a discount.	115,000	-

On November 28, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due November 28, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the average of the three lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from November 28, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	105,000	-

On December 6, 2017, the Company entered into a variable convertible note for $86,000 with net proceeds of $79,000. The note is due June 6, 2018 and bears interest at 10% per annum. After 180 days at the maturity date, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	86,000	-

Total convertible notes payable	4,042,356	2,014,978

Less: discount on convertible notes payable	(79,630)	(7,421)

Total convertible notes payable, net of discount	3,962,726	2,007,557

Less: current portion of convertible notes payable	(2,302,620)	(247,359)

Long-term portion of convertible notes payable	$1,660,106	$1,760,198

The discounts on convertible notes payable arise from beneficial conversion features ("BCF"), as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  Total BCF debt discounts recorded during the years ended December 31, 2017 and 2016, amounted to $30,000 and $115,810, respectively.  The debt discount recorded relating to derivative liabilities during the years ended December 31, 2017 and 2016, amounted to $115,000 and $0, respectively.  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the years ended December, 31 2017 and 2016, amounted to $89,292 and $274,615, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $79,630 as of December 31, 2017, which is expected to be amortized in 2018.

Future scheduled maturities of outstanding convertible notes payable are as follows:

Year Ended
December 31,

2018	$2,302,620
2019	1,660,106
Total	$3,962,726

A summary of the activity in the Company's convertible notes payable is provided below:

Convertible Notes Activity
Balance outstanding, April 1, 2016 (Succesor)	$131,928
Issuace of convertible notes payable for acquisition of QCA	2,000,000
Issuance of convertible notes payable for cash	15,500
Repayment of notes	(82,672)
Conversion of notes payable into common stock	(216,004)
Discount from beneficial conversion feature	(115,810)
Amortization of debt discount	274,615
Balance outstanding, December 31, 2016	2,007,557
Issuance of convertible notes payable for acquisition of VWES	1,500,000
Issuance of convertible notes payable for cash	836,000
Repayment of notes	(219,721)
Conversion of notes payable to common stock	(88,902)
Discount from issuance of common stock	(16,500)
Discount from beneficial conversion feature	(30,000)
Discount from derivative liabilities	(115,000)
Amortization of debt discounts	89,292
Balance outstanding, December 31, 2017	$3,962,726

Note 8 – Stockholders' Equity

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2017, no shares of preferred stock were outstanding.

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
The Company had the following transactions in its common stock during the year ended December 31, 2017:

∙	Issued 578,640 shares of its Class A common stock for services. Total expense for the shares issued for services was $62,084;

∙	Issued 886,757 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $99,573;

∙	Issued 132,209 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $40,000.

∙	Issued Class A common stock to a lender, as described in note 7.

The Company had the following transactions in its common stock during the nine months ended December 31, 2016 (Successor):

∙
issued 218,784 (150,000 to related parties) shares of its Class A common stock for services, of which the related party shares all are fully vested.  Total expense for shares issue was $1,866,039 ($1,275,000 to related parties).

∙
issued 336,937 (101,310 to a related party on conversion of principal of $92,100 and accrued interest of $9,210) shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest;

∙	issued 670 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $6,000.

There were no equity transactions related to the Predecessor Company during any Predecessor period presented.

Stock Options

During the year ended December 31, 2017, the following stock options were issued to purchase one share each of the Company's Class A common stock.  The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date using the following assumptions.

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

The following summarizes the stock option activity for the year ended December 31, 2017.  There was no option activity during 2016.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding at December 31, 2016	-	$-	-
Granted	1,344,000	0.57
Forfeited	(561,750)	0.77
Exercised	-	-
Outstanding at December 31, 2017	782,250	$0.42	9.44

Vested and expected to vest at December 31, 2017	782,250	$0.42	9.44

Exercisable at December 31, 2017	98,625	$0.64	9.35

The following table summarizes information about options outstanding and exercisable as of December 31, 2017.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.13	394,750	9.59	$0.13	21,875	$0.13
0.26	114,000	9.34	0.26	14,250	0.26
0.90	273,500	9.27	0.90	62,500	0.90
	782,250			98,625

During the year ended December 31, 2017 and 2016, stock option expense amounted to $87,136 and $0, respectively.  Unrecognized stock option expense as of December 31, 2017 amounted to $241,247, which will be recognized over a period extending through September 2021.

Warrants

On January 1, 2017, the Company granted 75,000 warrants to the seller of VWES.  The warrants have a 3 year contractual life, an exercise price of $4.25 per share and are vested immediately.  The warrants were accounted for as part of the purchase price of the acquisition of VWES (see Note 9).

During the year ended December 31, 2017, the Company granted an aggregate total of 2,001 warrants to individuals.  These warrants all have a 3 year contractual life, an exercise price of $2.00 per share and are vested immediately.

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

Subsequently, on December 15, 2017, the Company amended its Certificate of Incorporation to reduce the number of shares of Class A common stock it was authorized to issue from 500,000,000 to 100,000,000, and to reduce the number of shares of Class B common stock it was authorized to issue from 100,000,000 to 5,000,000.  That amendment also increased the number of shares of preferred stock the Company was authorized to issue from 5,000,000 to 10,000,000.

Note 9 – Business Combination

Quality Circuit Assembly
Effective April 1, 2016 the Company Purchased 100% of the outstanding stock (the "QCA Shares") of QCA.
The purchase price paid by the Company for the QCA Shares consisted of cash and a convertible promissory note.   The "Cash Consideration" paid was the aggregate amount of $3,000,000 ($2,800,00 form the financing lease obligation and $200,000 from the LOC).  The "Promissory Note Consideration" consisted of a secured promissory note (the "Quality Circuit Assembly Note") in the amount of $2,000,000, secured by a subordinated security interest in the assets of QCA.  Additionally, the Sellers have the opportunity to convert the Quality Circuit Assembly Note into shares of the Company's Class A common stock at a conversion price of $10 per share after 12 months (see Note 7).
A summary of the final purchase price allocation at fair value is below:

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
Venture West Energy Services/Horizon Well Testing
Effective January 1, 2017, the Company Purchased 100% of the outstanding interests of Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC).

Alpine 4 purchased 100% of the outstanding interests of VWES for $2,200,000 cash, two notes payable ($1,500,000 and $300,000), 379,403 shares of Alpine 4's Class A common stock, valued at $1,439,725, and 75,000 warrants, to purchase one share of Alpine 4 Class A common stock, valued at $40,941.  The $300,000 note bears interest at 1% and was payable in full by July 31, 2017 (see Note 6).  The $1,500,000 note is a convertible note with an option to convert at $8.50 into Alpine 4's Class A common stock.  The note bears interest at 5% per annum and has a balloon payment due on the 18-month anniversary of the closing of the purchase (see Note 7).  There were also post-closing adjustments of $25,232.

A summary of the preliminary purchase price allocation at fair value is below.

Purchase Allocation
Cash	$262,384
Accounts Receivable, net	245,833
Property, Plant & Equipment	4,804,458
Intangibles	-
Goodwill	167,845
Accrued Expenses	(25,086)
Total consideration	$5,455,434

During the year ended December 31, 2017 an adjustment was made to the purchase price allocation based on additional information.  Intangibles decreased by $123,240, Property, Plant & Equipment increased by $273,459 and Goodwill decreased by $150,219.

Unaudited pro forma results of operations for the twelve months ended December 31, 2016, as if the Companies (Alpine, QCA & VWES) had been combined as of January 1, 2016, follow.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.  For the year ending December 31, 2017, pro forma information is not provided because the results after December 31, 2016 are post-acquisition.

Pro Forma Combined Financials
Twelve Months Ended December 31, 2016

Revenue	$11,291,315

Net (Loss) Income	$(3,905,706)

Net (Loss) Income per Common Share - Basic and Diluted	$(0.18)

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  During the year ended December 31, 2017, the Company received a tax benefit of $152,942 from the ability to carryback a portion of its net operating losses to prior period, which is a component of the total tax benefit of $258,392 for 2017.  A full valuation allowance is established against the remaining net deferred tax assets as of December 31, 2017 and 2016 based on estimates of recoverability.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%.  The Company's deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The following is a reconciliation of the difference between the effective and statutory income tax rates for years ended December 31:

	December 31 2017		December 31 2016
	Amount	Percent	Amount	Percent
Federal statutory rates	$(1,106,976)	34.0%	$(1,084,498)	34.0%
State income taxes	(367,525)	11.3%	(281,970)	8.8%
Permanent differences	4,103	-0.1%	839,208	-26.3%
Temporary differences	-	0.0%	(25,343)	0.8%
Impact of change in tax rate	727,566	22.3%	-	0.0%
Other	(27,282)	0.9%	-	0.0%
Valuation allowance	511,722	-14.9%	499,909	-17.3%
Total income tax benefit	$(258,392)		$(52,694)

At December 31, 2017 and December 31, 2016, the significant components of the deferred tax assets are summarized below:
	December 31, 2017	December 31, 2016

Deferred income tax assets:
Net operating loss carryforwards	1,253,964	742,242

Total deferred income tax assets	1,253,964	742,242
Less: valuation allowance	(1,253,964)	(742,242)
Total deferred income tax asset	$0	$0

At December 31, 2017 and December 31, 2016, the significant components of the deferred tax liabilities are summarized below:
	December 31, 2017	December 31, 2016

Deferred income tax liabilities:
Book to tax differences for fixed assets and intangible assets	181,703	287,153
Total deferred income tax liabilities	$181,703	$287,153

The deferred tax liability is mostly made up of the difference between book and tax values for property and equipment and intangible assets.
The Company has recorded as of December 31, 2017 a valuation allowance of $1,253,964 as management believes that it is more likely than not that the deferred tax assets will not be realized in future years.  Management has based its assessment on the Company's lack of profitable operating history.
The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2017.
The Company has net operating loss carry-forwards of approximately $5,196,903.  Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029.  The tax years from 2014 - 2017 are still subject to audit.
Note 11 – Derivative Liabilities and Fair Value Measurements

Derivative liabilities

During the year ended December 31, 2017, the Company issued a convertible note dated July 19, 2017 (see "Note 7 – Convertible Notes Payable").  This note was evaluated under the guidance in FASB ASC 815-40, Derivatives and Hedging, and was determined to have characteristics of a derivative liability.  As a result of the characteristics of this note issued on July 19, 2017, the conversion options relating to previously issued convertible debt and outstanding Class A common stock warrants were also required to be accounted for as derivative liabilities under ASC 815.     Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

On the original issuance date of July 19, 2017, the initial fair value of the derivatives amounted to $1,044,457, which included a value of $911,764 relating to the $115,000 convertible note issued on July 19, 2017.  The excess of the fair value over the book value of the note of $796,764 was recorded as a loss in the change in value of derivative liabilities in the accompanying consolidated statements of operations for the year ended December 31, 2017, while $115,000 was recorded as a discount to the note payable (see Note 7).  The remaining portion of the initial derivative fair value of $132,693 was recorded as a derivative liability and a reduction of additional paid-in capital.  On November 2, 2017, the Company issued another convertible note which resulted in an additional $119,940 initial derivative fair value, which was also recorded as a derivative liability and reduction of additional paid-in capital.

As of December 31, 2017, the fair value of the derivative liability amounted to $271,588.  The change in value of the derivative liabilities for the year ended December 31, 2017 in the accompanying statements of operations amounted to a loss of $126,054.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the year ended December 31, 2017.

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

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2017 and 2016.

	Fair value measurement on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2017
Liabilities
Derivatives	$-	$-	$271,588

As of December 31, 2016
Liabilities
Derivatives	$-	$-	$-

The below table presents the change in the fair value of the derivative liabilities during the year ended December 31, 2017:

Fair value as of December 31, 2016	$-
Additions recognized as debt discounts	115,000
Additions reclassified from equity	252,633
Derivative liability resolution	(222,099)
Change in fair value of derivatives	126,054
Fair value as of December 31, 2017	$271,588

Note 12 – Industry Segments

This summary presents the Company's current segments, QCA and VWES, for the year ended December 31, 2017.  Prior periods are not presented as QCA made up substantially all of the financials prior to the acquisition of VWES on January 1, 2017.

			Unallocated
			and	Total
	QCA	VWES	Eliminations	Consolidated
Revenue, external customers	$7,769,722	$1,773,474	$548,295	$10,091,491
Revenue, company segments	40,091	-	(40,091)	-
Segment gross profit	2,438,745	(91,585)	219,517	2,566,677
Segment depreciation and amortization	289,746	423,756	50,001	763,503
Segment interest expense	730,096	277,733	532,397	1,540,226
Segment net income (loss)	327,511	(1,710,644)	(1,614,287)	(2,997,420)
Purchase and acquisition of long-lived assets	75,480	4,790,095	87,174	4,952,749

	As of December 31, 2017
			Unallocated
			and	Total
	QCA	VWES	Eliminations	Consolidated
Accounts receivable, net	$1,545,422	$506,601	$15,058	$2,067,081
Goodwill	1,963,761	167,845	-	2,131,606
Total assets	10,569,893	5,006,074	394,983	15,970,950

Note 13 – Subsequent Events
Issuance of Convertible Notes

Subsequent to the year ended December 31, 2017, the Company issued a series of short-term notes payable for aggregate proceeds of $260,000.  The notes bear interest at 15% per annum.

On January 23, 2018, the Company entered into a fixed price convertible note for $150,000.  The note is due October 8, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a fixed rate of $0.16 per share.

On January 5, 2018, the Company entered into a variable convertible note for $64,000.  The note is due July 5, 2018 and bears interest at 10% per annum.  The note is immediately convertible into the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.

On April 3, 2018, the Company entered into a variable convertible note with an unrelated lender for $85,000.  The note is due January 2, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

On April 5, 2018, the Company entered into a variable convertible note with an unrelated lender for $128,000.  The note is due December 18, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 40% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

On April 9, 2018, the Company entered into a variable convertible note for $124,199.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.

On April 9, 2018, the Company entered into a variable convertible note for $37,800.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.

Execution of Securities Purchase Agreement; Acquisition of APF Well Testing

On April 5, 2018, the Company announced that it had entered into a Securities Purchase Agreement (the "SPA") with American Precision Fabricators, Inc., an Arkansas corporation ("APF"), and Andy Galbach ("Galbach") and Clarence Carl Davis, Jr. ("Davis"), the owners of APF (the "Sellers").  Pursuant to the SPA, the Company acquired 100% of the outstanding shares in APF (the "Transaction").

The total purchase price of $4,500,000, consisted of three components, the Cash Consideration, the Note Consideration, and the Convertible Note Consideration, as follows:

•	The Cash Consideration paid was $2,100,000, which was paid to Sellers at closing, $1,407,000 to Gallbach and $693,000 to Davis.

•
The Note Consideration consisted of two secured promissory notes (the "Notes") in the aggregate principal amount of $1,950,000 secured pursuant to a Guarantee and Security Agreement (the "Security Agreement").  The Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Notes are due 10 years from the issuance date and have no monthly payments for the first 24 months, at which point a balloon payment is due.  The Notes bear interest at 4.25% per annum.

•
The Convertible Note Consideration consisted of two secured convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $450,000, secured pursuant to the Security Agreement.  The Convertible Notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible at any time into shares of Class A common stock at a rate of $1.00 per share.

In connection with the SPA, and as consideration for the Company to enter into the SPA, APF and Galbach entered into a Consulting Services Agreement (the "Consulting Agreement"), pursuant to which Galbach agreed for a period of 90 days following the closing of the Transaction to provide strategic management services to APF, meet with APF's new management, and provide his knowledge in customer relations, trade and service implementation, and other business disciplines. Additionally, APF agreed to reimburse Galbach for his expenses incurred by Galbach in connection with providing the services under the Consulting Agreement.

On February 22, 2018, the Company entered into an Amended Agreement with the seller of VWES.  Per the terms of the Amended Agreement, the two notes payable initially issued to the seller of VWES on January 1, 2017 for $1,500,000 and $300,000 are cancelled, along with the 379,403 shares of Alpine 4's Class A common stock and 75,000 warrants (see Note 9), and replaced with a new Amended and Restated Secured Promissory Note for $3,000,000.  The new note is due in semi-annual payments of $150,000 commencing on June 1, 2018 through June 1, 2020 and bears interest at 7% per annum.  If the note is paid in full on or before June 1, 2018, the balance due will be discounted by $500,000.  If the note is paid in full after June 1, 2018 and on or before December 1, 2018, the balance due will be discounted by $450,000.  If the note is paid in full after December 1, 2018 and on or before June 1 2019, the balance due will be discounted by $350,000.  If the note is paid in full after June 1, 2019 and on or before December 1, 2019, the balance due will be discounted by $250,000.  If the note is paid in full after December 1, 2019 and on or before June 1, 2020, the balance due till be discounted by $200,000.

In connection with the Amended Agreement, the Company also issued an additional 100,000 shares of Class A common stock to the seller of VWES, and granted new warrants effective February 22, 2018 to purchase 75,000 shares of common stock with an exercise price of $1.00 per share.  The warrants are immediately vested and have a contractual life of 3 years.

The company paid off $381,500 in convertible notes since December 31, 2017.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the joint proxy statement/prospectus forming part of Alpine 4's registration statement, previously filed with the SEC).

3.1	Certificate of Incorporation of Alpine 4 Automotive Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4's Registration Statement on Form 10, filed May 8, 2014).

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4's Current Report on Form 8-K filed July 18, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4's Current Report on Form 8-K filed July 18, 2014).

3.4	Second Amended and Restated Certificate of Incorporation, dated August 24, 2015 (incorporated by reference to Exhibit 3.1 to Alpine 4's Current Report on Form 8-K filed August 27, 2015)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2017

3.6	By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4's Registration Statement on Form 10, filed May 8, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Alpine 4's Registration Statement on Form 10, filed May 8, 2014).

10.1
PULS™ Master Service Agreement by and between Alpine 4 and CalAmp Wireless Data Systems, Inc., dated as of August 15, 2014. Portions of this exhibit were redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission on January 15, 2015. (Filed as an exhibit to the Company's Registration Statement on Form S-4/A, filed with the Commission on January 20, 2015.)

10.2	Stock Purchase Agreement dated as of October 19, 2015 (incorporated by reference to Exhibit 99 to Alpine 4's Current Report on Form 8-K filed with the Commission on October 21, 2015)

10.7	Horizon Secured Promissory Note (incorporated by reference to Exhibit 99.1 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.8	Horizon Security Agreement (incorporated by reference to Exhibit 99.2 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.9	Horizon Warrant (incorporated by reference to Exhibit 99.4 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.11	Consulting Services Agreement (incorporated by reference to Exhibit 99.6 to Alpine 4's Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.12	Third Amendment of Lease (incorporated by reference to Exhibit 10.13 to Alpine 4's Quarterly Report for the Quarter ended June 30, 2017, filed with the Commission on August 14, 2017)

10.13	APF Securities Agreement (incorporated by reference to Alpine 4's Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.14	Secured Promissory Notes (incorporated by reference to Alpine 4's Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.15	Secured Convertible Notes (incorporated by reference to Alpine 4's Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.16	Security Agreement (incorporated by reference to Alpine 4's Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.17	Consulting Services Agreement (incorporated by reference to Alpine 4's Current Report on Form 8-K filed with the Commission on April 9, 2018)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ALPINE 4 TECHNOLOGIES LTD.

Date: April 17, 2018	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson
Title: Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson Kent B. Wilson	Chief Executive Officer, Chief Financial Officer, President, Director	April 17, 2018

/s/ Scott Edwards Scott Edwards		April 17, 2018

/s/ Charles Winters Charles Winters	Chairman of the Board	April 17, 2018

/s/ Ian Kantrowitz Ian Kantrowitz	Director	April 17, 2018