Form 10-Q
period 2018-03-31
Alpine 4 Technologies Ltd.
filed 2018-05-15
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2018, the issuer had 24,617,856 shares of its Class A common stock issued and outstanding and 1,600,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(As adjusted)
ASSETS

CURRENT ASSETS:
Cash	$165,407	$128,512
Accounts receivable, net	2,686,391	2,067,081
Inventory	1,485,220	1,212,546
Capitalized contract costs	95,864	-
Prepaid expenses and other current assets	206,574	221,958
Total current assets	4,639,456	3,630,097

Property and equipment, net	8,289,015	9,198,387
Intangible asset, net	733,770	752,622
Goodwill	2,131,606	2,131,606
Other non-current assets	287,942	258,238
Total non-current assets	11,442,333	12,340,853

TOTAL ASSETS	$16,081,789	$15,970,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,371,153	$1,980,995
Accrued expenses	1,083,947	1,049,185
Deferred revenue	323,635	64,918
Derivative liabilities	233,125	271,588
Deposits	12,509	12,509
Notes payable, current portion	4,395,232	3,893,617
Notes payable, related parties, current portion	185,500	387,000
Convertible notes payable, current portion, net of discount of $107,417 and $79,630	863,179	2,302,620
Financing lease obligation, current portion	28,572	24,590
Total current liabilities	9,496,852	9,987,022

NON-CURRENT LIABILITIES:
Notes payable, net of current portion	2,700,000	-
Convertible notes payable, net of current portion	1,616,233	1,660,106
Financing lease obligation, net of curent portion	6,550,810	6,560,112
Deferred revenue	57	43
Deferred tax liability	181,703	181,703
Total non-current liabilities	11,048,803	8,401,964

TOTAL LIABILITIES	20,545,655	18,388,986

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 0 and 379,403 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	-	1,439,725

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,154,823 and 23,222,087 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	2,415	2,322
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 1,600,000 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	160	160
Additional paid-in capital	16,806,714	16,573,632
Accumulated deficit	(21,273,155)	(20,433,875)
Total stockholders' deficit	(4,463,866)	(3,857,761)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,081,789	$15,970,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$3,632,408	$2,493,241
Cost of revenue (exclusive of depreciation)	2,751,325	1,877,619
Gross Profit	881,083	615,622

Operating expenses:
General and administrative expenses	849,148	812,767
Depreciation	173,300	162,113
Amortization	18,853	18,853
Loss on sale of property and equipment	356,933	-
Total operating expenses	1,398,234	993,733
Loss from operations	(517,151)	(378,111)

Other expenses
Interest expense	352,495	289,608
Change in value of derivative liabilities	(6,415)	-
Gain on extinguishment of debt	(136,300)	-
Other (income)	(65,853)	(79,812)
Total other expenses	143,927	209,796

Loss before income tax	(661,078)	(587,907)

Income tax expense (benefit)	-	46

Net loss	$(661,078)	$(587,953)

Weighted average shares outstanding :
Basic	25,328,907	23,441,191
Diluted	25,328,907	23,441,191

Loss per share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
OPERATING ACTIVITIES:
Net loss	$(661,078)	$(587,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	173,300	162,113
Amortization	18,853	18,853
Change in value of derivative liabilities	(6,415)	-
Gain on extinguishment of debt	(136,300)	-
Loss on sale of property and equipment	356,933	-
Employee stock compensation	15,840	-
Stock issued for services	-	19,125
Amortization of debt issuance	22,000	-
Amortization of debt discounts	122,590	11,349
Change in current assets and liabilities:
Accounts receivable	(619,310)	(449,877)
Inventory	(272,674)	(60,638)
Capitalized contract costs	5,670	-
Prepaids	15,384	(27,854)
Other non-current assets	(29,704)	-
Accounts payable	390,158	107,656
Accrued expenses	124,643	306,273
Deferred tax	-	(304)
Deferred revenue	(21,005)	(12,536)
Net cash used in operating activities	(501,115)	(513,793)

INVESTING ACTIVITIES:
Capital expenditures	(23,516)	(133,331)
Proceeds from sale of property and equipment	229,257	-
Acquisition, net of cash acquired	-	(1,937,616)
Net cash provided by (used in) investing activities	205,741	(2,070,947)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	110,000	71,500
Proceeds from issuances of notes payable, non-related party	149,000	1,902,392
Repayments of notes payable, non-related party	(43,636)	(54,783)
Proceeds from line of credit, net	96,251	383,142
Repayments of notes payable, related party	(11,500)	(104,500)
Proceeds from convertible notes payable	320,000	30,000
Repayments of convertible notes	(282,526)	(8,796)
Proceeds from the sale of common stock	-	15,000
Cash paid on financing lease obligation	(5,320)	(5,526)
Net cash provided by financing activities	332,269	2,228,429

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	36,895	(356,311)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	335,823	839,764

CASH AND RESTRICTED CASH, ENDING BALANCE	$372,718	$483,453

CASH PAID FOR:
Interest	$266,023	$217,791
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$15,600	$36,963
Common stock issued for convertible note discount	$56,666	$-
Debt discount due to derivative liabilities	$93,711	$-
Derivative liability resolution	$125,759	$-
Issuance of convertible note for acquisition of VWES	$-	$1,500,000
Issuance of note payable for acquisition of VWES	$-	$300,000
Issuance of warrants for acquisition of VWES	$-	$40,941
Issuance of redeemable common stock for acquisition of VWES	$-	$1,439,725
Debt discount from convertible note payable	$-	$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018. The results for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
Description of Business

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  The Company is a technology holding company owning four companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC); and American Precision Fabricators, Inc., an Arkansas corporation ("APF").   On April 5, 2018, the Company acquired 100% of the outstanding shares of APF (see Note 12).

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2018, and December 31, 2017.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of March 31, 2018, and December 31, 2017, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	March 31, 2018 (Unaudited)	December 31, 2017
Cash	$165,407	$128,512
Restricted cash included in other non-current assets	207,311	207,311
Total cash and restricted cash shown in statement of cash flows	$372,718	$335,823

Major Customers

The Company had two customers that made up 21% and 20%, respectively, of accounts receivable as of March 31, 2018.  The Company had two customers that made up 41% and 13%, respectively, of accounts receivable as of December 31, 2017.

For the three months ended March 31, 2018, the Company had two customers that made up 22% and 15%, respectively, of total revenues.  For the three months ended March 31, 2017, the Company had four customers that collectively made up approximately 60% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of March 31, 2018 (unaudited), and December 31, 2017, allowance for bad debt was $18,710.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory was in each area as of March 31, 2018 (unaudited), and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Raw materials	$759,589	$577,259
WIP	512,432	440,586
Finished goods	213,199	161,310
In Transit	-	33,391
	$1,485,220	$1,212,546

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

Property and equipment consisted of the following as of March 31, 2018 (unaudited), and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Automobiles and trucks	$552,322	$1,208,935
Machinery and equipment	4,470,850	4,454,466
Office furniture and fixtures	7,056	7,056
Building	3,895,000	3,945,952
Land	-	126,347
Leasehold improvements	294,524	294,524
Less: Accumulated depreciation	(930,737)	(838,893)
	$8,289,015	$9,198,387

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of March 31, 2018 (unaudited), and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	531,187	531,187
Less: Accumulated amortization	(175,891)	(157,039)
	$733,770	$752,622

Other long-term assets consisted of the following as of March 31, 2018 (unaudited), and December 31, 2017:

	March 31, 2018 (Unaudited)	December 31, 2017
Restricted Cash	$207,311	$207,311
Deposits	56,631	50,927
Other	24,000	-
	$287,942	$258,238

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of March 31, 2018, and December 31, 2017, the reporting units with goodwill were QCA and VWES.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, "Revenue from Contracts with Customers" using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC Topic 605.

The Company recorded a net increase to its opening accumulated deficit of $178,202 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to recognition of revenue and costs relating to the sales of the 6th Sense Auto service.  Under the new revenue standard, sales of the Company's 6th Sense Auto service, which includes a hardware and a monthly subscription component, are required to be treated as a single performance obligation and recognized over time.  As a result, the deferred revenue increased by $279,736 and capitalized contract costs increased by $101,534.  The impact to the consolidated statement of operations for the quarter ended March 31, 2018 was a net increase of $15,888 to revenue and a net increase of $5,670 to cost of revenue an increase of as a result of applying ASC Topic 606.  The impact to the consolidated statement of operations for the quarter ended March 31, 2017 was not significant.

Revenues under ASC Topic 606 are recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.  The following is a summary of the revenue recognition policy for each of the Company's subsidiaries.

ALTIA
Revenues recorded by ALTIA relate primarily to the Company's 6th Sense Auto service.  The Company accounts for its revenue by deferring the total contract amount and recognizing the amounts over the monthly subscription period, ranging from 12 to 36 months.

QCA
QCA is a contract manufacturer and recognizes revenue when the products have been built and control has been transferred to the customer.  If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

VWES
VWES performs water transfer services and well testing for the oil and gas industry.  Revenue is recognized over time as services under the contracts are completed.

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

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10, "Compensation – Stock Compensation," and the conclusions reached by FASB ASC 505-50, "Equity – Equity-Based Payments to Non-Employees." Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Related Party Disclosure

FASB ASC 850, "Related Party Disclosures," requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis. The working capital of the Company is currently negative and causes doubt of the ability for the Company to continue. The Company requires capital for its operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisition of QCA has allowed for an increased level of cash flow to the Company.  Second, the Company has acquired VWES and is considering other potential acquisition targets that, like QCA, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

Note 4 – Leases

As of March 31, 2018, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, were as follows:

Fiscal Year
2018 (remainder of)	$441,263
2019	599,382
2020	614,366
2021	629,725
2022	645,468
Thereafter	7,315,821
Total	10,246,025
Less: Current capital leases and financing transaction	(28,572)
Less: imputed interest	(3,666,643)
Non-current capital leases and financing transaction	$6,550,810

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

A letter of credit of $1,000,000 is to be provided to landlord, of which $207,311 had been satisfied as of March 31, 2018.

Operating Leases

The Company has two non-cancellable operating leases as of March 31, 2018 for its locations in San Jose, California and Oklahoma City, Oklahoma.  Approximate monthly rent obligations for these locations amount to $21,500 and $5,000 respectively.  The Company also has an office it leases in Phoenix, Arizona on a month-to-month basis.  VWES also rents certain equipment on a temporary basis to perform its services.

The five-year minimum rent payments for each location are as follows

Fiscal Year	San Jose, CA	Oklahoma City, OK	Total
2018 (remainder of)	$199,601	$45,000	$244,601
2019	274,118	35,000	309,118
2020	282,342	-	282,342
2021	290,812	-	290,812
Thereafter	-	-	-
Total	$1,046,873	$80,000	$1,126,873

Rent expense for the three months ended March 31, 2018 and 2017 amounted to $458,575 and $93,300, respectively.

Note 5 – Notes Payable

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

As of December 31, 2017, the Company had an outstanding term loan with a 30% interest rate of $10,000 which was repaid during the three months ended March 31, 2018.  During the three months ended March 31, 2018, the Company borrowed an aggregate total of $149,000 in additional short-term notes payable bearing interest at 15% per annum with maturity dates of three months from the date of issuance.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES (see Note 9).  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020.

The outstanding balances for the loans were as follows:

March 31, 2018 (Unaudited)	Alpine 4	QCA	VWES	Total
Lines of credit	$-	$1,878,572	$229,795	$2,108,367
Equipment loans	-	139,329	1,698,536	1,837,865
Short-term notes	449,000	-	-	449,000
Total current	$449,000	$2,017,901	$1,928,331	$4,395,232
Long-term	2,700,000	-	-	2,700,000
Total notes payable	$3,149,000	$2,017,901	$1,928,331	$7,095,232

December 31, 2017	Alpine 4	QCA	VWES	Total
Lines of credit	$-	$1,657,611	$354,505	$2,012,116
Equipment loans	-	147,079	1,724,422	1,871,501
Term notes	10,000	-	-	10,000
Total current	$10,000	$1,804,690	$2,078,927	$3,893,617
Long-term	-	-	-	-
Total notes payable	$10,000	$1,804,690	$2,078,927	$3,893,617

Future scheduled maturities of outstanding notes payable to third parties are as follows:

Year Ended
December 31,

2018 (remainder of)	4,395,232
2019	300,000
2020	2,400,000
Total	7,095,232

Note 6 – Notes Payable, Related Parties

At March 31, 2018 (unaudited), and December 31, 2017, notes payable due to related parties consisted of the following:

	March 31, 2018 (Unaudited)	December 31, 2017
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500

Note payable; bearing interest at 3.33% per month for the first 90 days and 2.22% per month thereafter; due May 26, 2017; unsecured	43,500	43,500

Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500

Note payable to the seller of VWES; bearing interest at 1% per annum; due July 31, 2017; secured by assets of VWES. The amount was extinguished and replaced by Amended and Restated Secured Promissory Note on February 22, 2018 (see Note 9).	-	300,000

Note payable; bearing at 30% per annum; due March 3, 2018; unsecured	-	11,500

Note payable; bearing at 20% per annum; due April 28, 2018; unsecured	20,000	20,000

Series of notes payable, bearing interest at 15% per annum, with maturity dates from April 2018 to May 2018, unsecured	110,000	-

Total notes payable - related parties	$185,500	$387,000

The above notes which are in default as of March 31, 2018, were due on demand by the lender as of the date of this Report.

Note 7 – Convertible Notes Payable

At March 31, 2018 (unaudited) and December 31, 2017, convertible notes payable consisted of the following:

	March 31, 2018 (Unaudited)	December 31, 2017
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exersice price of $1 per share.	$25,000	$40,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,785,329	1,827,108

Secured convertible note payable issued to the seller of VWES on January 1, 2017 for an aggregate of $1,500,000, bearing interest at 5% per annum, due in full on July 1, 2018. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $8.50 per share. The amount was extinguished and replaced by the Amended and Restated Secured Promissory Note (see Note 9).	-	1,500,000

Series of convertible notes payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exersice price of $1 per share.	10,000	30,000

On July 13, 2017, the Company entered into a variable convertible note for $43,000 with net proceeds of $40,000. The note is due April 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the note up to 180 days prior to the due date, with the prepayment penalty ranging from 10% to 27% depending on when prepaid.	-	43,000

On July 19, 2017, the Company entered into a variable convertible note for $115,000 with net proceeds of $107,000.  The note is due January 21, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from July 19, 2017.  The Company issued 500,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  Management had determined that it was probable that the Company would meet the conditions under the note and therefore the shares and the cost of issuance were not recorded.  During the three months ended March 31, 2018, the Company repaid the note and the shares were returned.
	-	72,748

On September 5, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due September 5, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from September 5, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	105,000

On October 4, 2017, the Company entered into a variable convertible note for $60,000 with net proceeds of $55,000. The note is due July 4, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 4, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	60,000	60,000

On October 11, 2017, the Company entered into a variable convertible note for $58,500 with net proceeds of $55,500. The note is due on July 20, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% of the average of the three lowest trading prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 11, 2017. The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on the prepayment date.	58,500	58,500

On November 2, 2017, the Company entered into a variable convertible note for $115,000 with net proceeds of $107,000. The note is due May 2, 2018 and bears interest at 10% per annum. The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 150,000 shares to the lender with this note, which has been recorded as a discount.	115,000	115,000

On November 28, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due November 28, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the average of the three lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from November 28, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	105,000	105,000

On December 6, 2017, the Company entered into a variable convertible note for $86,000 with net proceeds of $79,000. Additional borrowings of $64,000 were received under this convertible note in January 2018. The note is due June 6, 2018 and bears interest at 10% per annum. After 180 days at the maturity date, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	150,000	86,000

On January 10, 2018, the Company entered into a variable convertible note for $150,000 with net proceeds of $135,000.  The note is due October 1, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of Class A common stock at  the lesser of $0.16 per share or 60% of the lowest trading price the previous 25 days prior to conversion.  The Company can prepay the note within the first 90 days following January 10, 2018 with a prepayment penalty equal to 145% of the total outstanding balance.  The Company issued 333,333 shares to the lender with this note, which has been recorded as a discount.
	150,000	-

On March 13, 2018, the Company entered into a variable convertible note for $128,000 with net proceeds of $125,000. The note is due December 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 42% of the average of the 2 lowest trading price the previous 10 days prior to conversion. The Company can prepay the note at a penalry ranging from 15% to 40%.	128,000	-

Total convertible notes payable	2,586,829	4,042,356

Less: discount on convertible notes payable	(107,417)	(79,630)

Total convertible notes payable, net of discount	2,479,412	3,962,726

Less: current portion of convertible notes payable	(863,179)	(2,302,620)

Long-term portion of convertible notes payable	$1,616,233	$1,660,106

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended March 31, 2018 and 2017 amounted to $122,590 and $11,349, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $107,417 as of March 31, 2018, which is expected to be amortized in 2018.

Future scheduled maturities of outstanding convertible notes payable are as follows:

Year Ended
December 31,

2018 (remainder of)	$927,246
2019	1,659,583
Total	$2,586,829

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of March 31, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

Common Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of common stock: Class A common stock, which has one vote per share, and Class B common stock, which has ten votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the rights of the two classes of common stock will be identical.

The Company had the following transactions in its common stock during the three months ended March 31, 2018:

•
Issued 333,333 shares of its Class A common stock on January 10, 2018 in connection with a convertible note payable.  The value of the shares issued amounted to $56,666 and has been recorded as a discount to the note payable.

•	Issued 120,000 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $15,600;

•	Issued 100,000 shares of the Company's Class A common stock related to the Amended Agreement with the seller of VWES (see Note 9).

Redeemable Common Stock

During the quarter ended March 31, 2017, the Company issued 379,403 shares of its Class A common stock in connection with the purchase of VWES.  Of these shares, 260,000 shares were redeemable at $4.25 per share at three different redemption periods:  130,000 shares at 12 months, 65,000 shares at 18 months and 65,000 shares at 24 months from the closing date of the purchase of VWES.  Additionally, 119,403 shares were redeemable at $3.35 per share at 12 months from the closing date of the purchase of VWES.  These shares were valued at the redemption value of $1,439,725.  The redemption right on these shares was cancelled in connection with the Amended Agreement entered on February 22, 2018 (see Note 9).

Due to the nature of the issuance of stock for the VWES acquisition, it was historically recorded outside of permanent equity.  Subsequent to February 22, 2018 after the cancellation of the redemption rights, the stock was reclassified to equity in the accompanying consolidated balance sheet.

Stock Options

The Company has issued stock options to purchase shares of the Company's Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

The following summarizes the stock option activity for the three months ended March 31, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life (Years)

Outstanding at December 31, 2017	782,250	$0.42	9.44
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2018 (unaudited)	782,250	$0.42	9.19

Vested and expected to vestat March 31, 2018 (unaudited)	782,250	$0.42	9.19

Exercisable at March 31, 2018 (unaudited)	158,875	$0.60	9.12

The following table summarizes information about options outstanding and exercisable as of March 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.13	394,750	9.59	$0.13	43,750	$0.13
0.26	114,000	9.34	0.26	21,375	0.26
0.90	273,500	9.27	0.90	93,750	0.90
	782,250			158,875

During the three months ended March 31, 2018 and 2017, stock option expense amounted to $15,840 and $0, respectively.  Unrecognized stock option expense as of March 31, 2018 amounted to $198,407, which will be recognized over a period extending through September 2021.

Warrants

On January 1, 2017, the Company granted 75,000 warrants to the seller of VWES.  The warrants have a 3 year contractual life, an exercise price of $4.25 per share and are vested immediately.  The warrants were accounted for as part of the purchase price of the acquisition of VWES.  On February 22, 2018, in connection with the Amended Agreement (see Note 9), the warrants were cancelled and replaced with 75,000 new warrants with an exercise price of $1 per share that were vested immediately and have a contractual life of 3 years.

During the three months ended March 31, 2017, the Company granted an aggregate total of 2,001 warrants to individuals.  These warrants all have a 3 year contractual life, an exercise price of $2.00 per share and are vested immediately.

Note 9 – Business Combinations

Venture West Energy Services

Effective January 1, 2017, the Company purchased 100% of the outstanding interests of Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC).

Alpine 4 purchased 100% of the outstanding interests of VWES for $2,200,000 cash, two notes payable ($1,500,000 and $300,000), 379,403 shares of Alpine 4's Class A common stock, valued at $1,439,725, and 75,000 warrants, to purchase one share of Alpine 4 Class A common stock, valued at $40,941.  The $300,000 note bears interest at 1% and was payable in full by July 31, 2017 (see Note 6).  The $1,500,000 note is a convertible note with an option to convert at $8.50 into Alpine 4's Class A common stock.  The $1,500,000 note bears interest at 5% per annum and has a balloon payment due on the 18-month anniversary of the closing of the purchase.  There were also post-closing adjustments of $25,232.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Cash	$262,384
Accounts Receivable, net	245,833
Property, Plant & Equipment	4,804,458
Intangibles	-
Goodwill	167,845
Accrued Expenses	(25,086)
Total consideration	$5,455,434

Pro forma information is not provided because the results after December 31, 2016 are post-acquisition.

On February 22, 2018, the Company entered into an Amended Agreement with the seller of VWES.  Per the terms of the Amended Agreement, the two notes payable initially issued to the seller of VWES on January 1, 2017 for $1,500,000 and $300,000 are cancelled, along with the redemption rights associated with 379,403 shares the Company's Class A common stock and 75,000 warrants, and replaced with a new Amended and Restated Secured Promissory Note for $3,000,000 (see Note 5).  The new note is due in semi-annual payments of $150,000 commencing on June 1, 2018 through June 1, 2020 and bears interest at 7% per annum.  If the note is paid in full on or before June 1, 2018, the balance due will be discounted by $500,000.  If the note is paid in full after June 1, 2018 and on or before December 1, 2018, the balance due will be discounted by $450,000.  If the note is paid in full after December 1, 2018, and on or before June 1, 2019, the balance due will be discounted by $350,000.  If the note is paid in full after June 1, 2019 and on or before December 1, 2019, the balance due will be discounted by $250,000.  If the note is paid in full after December 1, 2019 and on or before June 1, 2020, the balance due till be discounted by $200,000.

In connection with the Amended Agreement, the Company also issued an additional 100,000 shares of Class A common stock to the seller of VWES valued at $15,000, and granted new warrants effective February 22, 2018 to purchase 75,000 shares of common stock with an exercise price of $1.00 per share valued at $9,142 using the Black-Sholes model.  The warrants are immediately vested and have a contractual life of 3 years.  The Company also agreed to return the land and building acquired in the acquisition of VWES to the seller.  The land and building had an aggregate book value as of February 22, 2018 of $173,396, which approximated its fair value.

The Company compared the value of the extinguished debt, returned land and building and cancelled stock and warrants to the value of the new Amended and Restated Secured Promissory Note and new instruments issued as of February 22, 2018.  The difference of $136,300 was reflected as a gain on extinguishment of debt during the accompanying consolidated statements of operations for the three months ended March 31, 2018.

Note 10 – Industry Segments

This summary presents the Company's segments, QCA and VWES, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
			Unallocated
			and	Total
	QCA	VWES	Eliminations	Consolidated
Revenue, external customers	$2,445,893	$1,025,927	$160,588	$3,632,408
Segment gross profit	725,524	156,086	(527)	881,083
Segment depreciation and amortization	72,610	111,210	8,333	192,153
Segment interest expense	150,986	15,157	186,352	352,495
Segment net income (loss)	191,117	(439,776)	(412,419)	(661,078)
Purchase and acquisition of long-lived assets	-	23,516	-	23,516

	Three Months Ended March 31, 2017
			Unallocated
			and	Total
	QCA	VWES	Eliminations	Consolidated
Revenue, external customers	$1,678,841	$775,780	$38,620	$2,493,241
Revenue, company segments	26,837	-	(26,837)	-
Segment gross profit	526,283	67,516	21,823	615,622
Segment depreciation and amortization	72,095	100,538	8,333	180,966
Segment interest expense	167,733	71,933	49,942	289,608
Segment net income (loss)	(110,316)	(263,434)	(214,203)	(587,953)

	As of March 31, 2018
			Unallocated
			and	Total
	QCA	VWES	Eliminations	Consolidated
Accounts receivable, net	$1,881,412	$796,945	$8,034	$2,686,391
Goodwill	1,963,761	167,845	-	2,131,606
Total assets	11,141,204	4,390,044	550,541	16,081,789

Note 11 – Derivative Liabilities and Fair Value Measurements

Derivative liabilities

The Company has issued convertible notes payable that were evaluated under the guidance in FASB ASC 815-40, Derivatives and Hedging, and were determined to have characteristics of derivative liabilities.  As a result of the characteristics of these notes, the conversion options relating to previously issued convertible debt and outstanding Class A common stock warrants were also required to be accounted for as derivative liabilities under ASC 815.   Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

During the three months ended March 31, 2018, the Company had new convertible notes which became convertible that resulted in an additional $205,341 initial derivative fair value, which was recorded as a derivative liability and a discount to the note payable, of which $111,630 was immediately recorded as a derivative expense due to the value of the derivative liability exceeding the book value of the note payable.  In addition, the Company paid off or settled existing convertible notes which resulted in a reduction of the derivative liability and an increase to additional paid-in capital of $125,759.

As of December 31, 2017, the fair value of the derivative liability amounted to $271,588.  As of March 31, 2018, the fair value of the derivative liability amounted to $233,125.  The change in value of the derivative liabilities for the three months ended March 31, 2018 in the accompanying statements of operations amounted to a gain of $6,415.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the three months ended March 31, 2018.

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted average risk-free interest rate	2.38%
Expected terms (years)	.09 to 2.9

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2018 (unaudited), and December 31, 2017:

	Fair value measurement on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2018
Liabilities
Derivatives	$-	$-	$233,125

As of December 31, 2017
Liabilities
Derivatives	$-	$-	$271,588

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2018:

Fair value as of December 31, 2017	$271,588
New derivative liabilities from embedded conversion features, net	93,711
Resolution of derivative liabilities	(125,759)
Gain on change in fair value of derivatives	(6,415)
Fair value as of March 31, 2018 (unaudited)	$233,125

Note 12 – Subsequent Events

Issuance of Additional Convertible Notes Payable

On April 3, 2018, the Company entered into a variable convertible note with an unrelated lender for $85,000.  The note is due January 2, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  In connection with this variable convertible note, the Company issued 386,363 shares of its Class A common stock.
On April 9, 2018, the Company entered into a variable convertible note for $124,199.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.  In connection with this variable convertible note, the Company issued 76,670 shares of its Class A common stock, along with warrants to purchase 153,340 shares of Class A common stock at an exercise price of $1 per share.  The warrants are vested immediately and have a 3-year contractual life.

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

Simultaneous with the purchase of APF, a building, owned by APF prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback were used to fund the Cash Consideration.  The Company is assessing the accounting for the sale-leaseback.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. ("we" or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  The Company is a technology holding company owning four companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC); and American Precision Fabricators, Inc., an Arkansas corporation ("APF").  On April 5, 2018, the Company acquired 100% of the outstanding shares of APF.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $21,273,155 as of March 31, 2018.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and obtain additional funding from the issuance of convertible debt.

Results of Operations

The following are the results of our operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ Change

Revenue	$3,632,408	$2,493,241	$1,139,167
Cost of revenue (exclusive of depreciation)	2,751,325	1,877,619	873,706
Gross Profit	881,083	615,622	265,461

Operating expenses:
General and administrative expenses	849,148	812,767	36,381
Depreciation	173,300	162,113	11,187
Amortization	18,853	18,853	-
Loss on sale of property and equipment	356,933	-	356,933
Total operating expenses	1,398,234	993,733	404,501
Income (loss) from operations	(517,151)	(378,111)	139,040

Other expenses
Interest expense	352,495	289,608	62,887
Change in value of derivative liabilities	(6,415)	-	(6,415)
Gain on extinguishment of debt	(136,300)	-	(136,300)
Other (income)	(65,853)	(79,812)	13,959
Total other expenses	143,927	209,796	(65,869)

Loss before income tax	(661,078)	(587,907)	(73,171)

Income tax expense (benefit)	-	46	(46)

Net loss	$(661,078)	$(587,953)	$(73,125)

Revenue

Our revenues for the three months ended March 31, 2018, increased by $1,139,167 as compared to the three months ended March 31, 2017.  In 2018, the increase in revenue related to $767,052 for QCA, $250,147 for VWES and $121,968 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA and VWES through the acquisition of new customers and expanded business with existing customers.  We expect our revenue to continue to grow over the remainder of the year.  In addition, revenue is expected to increase through the acquisition of new companies.

Cost of revenue

Our cost of revenue for the year ended March 31, 2018, increased by $873,706 as compared to the three months ended March 31, 2017.  In 2018, the increase in our cost of revenue related to $567,811 for QCA, $161,577 for VWES and $144,318 for ALTIA services and other.  The increase in cost of revenue among all the different segments was the result of the increase in revenues.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended March 31, 2018, increased by $404,501 as compared to the three months ended March 31, 2017.  This increase was primarily due to a loss from the sale of property and equipment of $356,933 for the three months ended March 31, 2018, which was a one-time event that did not exist in the prior year.  The increase also included an increase to general and administrative expenses of $36,381 which was the result of increased operating activity during the first quarter of 2018.

Other expenses

Other expenses for the three months ended March 31, 2018, decreased by $65,869 as compared to 2017. This increase was primarily due a gain on extinguishment of debt of $136,300 resulting from the modification of debt in February 2018 and a gain on change in fair value of derivatives of $6,415 that did not exist in the prior year, offset by higher interest expense of $62,887.
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

Contractual Obligations

Our significant contractual obligations as of March 31, 2018, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$185,500	$-	$-	$-	$185,500
Notes payable, non-related parties	4,395,232	2,700,000	-	-	7,095,232
Convertible notes payable	970,596	1,616,233	-	-	2,586,829
Total	$5,551,328	$4,316,233	$-	$-	$9,867,561

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, calculation of derivative liabilities and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in material differences from the estimated amounts in the financial statements.

For a summary of our critical accounting policies, refer to Note 2 of our unaudited consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Recent Developments

Acquisition of American Precision Fabricators, Inc.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) as of December 31, 2017, our CFO David Schmitt resigned from his position for personal reasons, (ii) inadequate segregation of duties and effective risk assessment; (iii) inadequate control activities and monitoring processes; and (iv) failure in the process for identification and disclosure of related party transactions; and (v) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

Other than the December 31, 2017, resignation of David Schmitt as our CFO as noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Kevin Cannon et al. v. Alpine 4 Technologies Ltd., Jeff Hail, et al, Arizona Superior Court, Maricopa County, Cas No. CV2017-055699.  On October 4, 2017, Kevin Cannon and Michelle Hanby, individually and on behalf of It's a Date LLC and Brake Plus NWA, Inc., filed a lawsuit in the Arizona Superior Court, Maricopa County, against the Company and several other defendants, including Jeff Hail, the Company's Sr. Vice President. The claim against the Company alleges tortious interference of contract by the Company. The Company brought a motion to dismiss the Complaint for failure to state a claim on which relief could be granted. The Court permitted the plaintiffs to amend their complaint, which they did. The Company has filed another motion dismiss the Complaint for failure to state a claim on which relief could be granted. The Court denied the motion to dismiss. As of the date of this Report, discovery had not commenced. The Company disputes the claim against it and intends to defend vigorously against the lawsuit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, the Company issued 333,333 shares of its restricted Class A common stock in connection with the issuance of convertible notes payable, 100,000 shares with the modification of outstanding debt, and 120,000 shares for note conversions.

The shares of Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

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

Alpine 4 Technologies Ltd.

Dated: May 15, 2018

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)