Form 10-Q
period 2018-06-30
Alpine 4 Technologies Ltd.
filed 2018-08-17
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55205
Alpine 4 Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 E Arizona Biltmore Circle, Suite 237
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 17, 2018, the issuer had 24,867,856 shares of its Class A common stock issued and outstanding and 5,000,000 shares of its Class B common stock issued and outstanding.

TABLE OF CONTENTS

PART I		Page

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	33

PART II

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

	Signatures	36

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$329,437	$128,512
Accounts receivable, net	3,904,904	2,067,081
Inventory	2,255,560	1,212,546
Capitalized contract costs	64,234	-
Prepaid expenses and other current assets	252,266	221,958
Total current assets	6,806,401	3,630,097

Property and equipment, net	11,453,779	9,198,387
Intangible asset, net	714,917	752,622
Goodwill	3,361,706	2,131,606
Other non-current assets	295,942	258,238
Total non-current assets	15,826,344	12,340,853

TOTAL ASSETS	$22,632,745	$15,970,950

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,236,608	$1,980,995
Accrued expenses	1,289,176	1,049,185
Deferred revenue	195,250	64,918
Derivative liabilities	550,033	271,588
Deposits	12,509	12,509
Notes payable, current portion	5,535,421	3,893,617
Notes payable, related parties, current portion	200,500	387,000
Convertible notes payable, current portion, net of discount of $310,848 and $79,630	649,636	2,302,620
Financing lease obligation, current portion	79,502	24,590
Total current liabilities	11,748,635	9,987,022

NON-CURRENT LIABILITIES:
Notes payable, net of current portion	4,943,834	-
Convertible notes payable, net of current portion	2,017,662	1,660,106
Financing lease obligation, net of curent portion	8,283,267	6,560,112
Deferred revenue	40	43
Deferred tax liability	651,703	181,703
Total non-current liabilities	15,896,506	8,401,964

TOTAL LIABILITIES	27,645,141	18,388,986

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 0 and 379,403 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	-	1,439,725

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,867,856 and 23,222,087 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	2,487	2,322
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 1,600,000 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	500	160
Additional paid-in capital	16,835,066	16,573,632
Accumulated deficit	(21,850,449)	(20,433,875)
Total stockholders' deficit	(5,012,396)	(3,857,761)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT	$22,632,745	$15,970,950
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenue	$5,080,896	$2,330,032	$8,713,304	$4,823,273
Cost of revenue (exclusive of depreciation)	3,506,905	1,913,320	6,258,230	3,790,939
Gross Profit	1,573,991	416,712	2,455,074	1,032,334

Operating expenses:
General and administrative expenses	1,513,584	774,239	2,362,732	1,587,006
Depreciation	255,200	162,926	428,500	325,039
Amortization	18,853	18,853	37,706	37,706
Loss on sale of property and equipment	-	-	356,933	-
Total operating expenses	1,787,637	956,018	3,185,871	1,949,751
Loss from operations	(213,646)	(539,306)	(730,797)	(917,417)

Other expenses
Interest expense	655,064	366,882	1,007,559	656,490
Change in value of derivative liabilities	(239,610)	-	(246,025)	-
Gain on extinguishment of debt	-	-	(136,300)	-
Other (income)	(51,806)	(53,752)	(117,659)	(133,564)
Total other expenses	363,648	313,130	507,575	522,926

Loss before income tax	(577,294)	(852,436)	(1,238,372)	(1,440,343)

Income tax expense	-	321	-	367

Net loss	$(577,294)	$(852,757)	$(1,238,372)	$(1,440,710)

Weighted average shares outstanding :
Basic	27,942,042	23,494,522	26,642,693	23,468,004
Diluted	27,942,042	23,494,522	26,642,693	23,468,004

Loss per share
Basic	$(0.02)	$(0.04)	$(0.05)	$(0.06)
Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
OPERATING ACTIVITIES:
Net loss	$(1,238,372)	$(1,440,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428,500	325,039
Amortization	37,706	37,706
Change in value of derivative liabilities	(246,025)	-
Gain on extinguishment of debt	(136,300)	-
Loss on sale of property and equipment	356,933	-
Employee stock compensation	33,395	32,673
Stock issued for services	176,800	6,168
Amortization of debt issuance	53,499	6,500
Amortization of debt discounts	302,837	22,817
Change in current assets and liabilities:
Accounts receivable	(892,773)	32,071
Inventory	(367,940)	(202,807)
Capitalized contract costs	37,300	-
Prepaids	219,732	(47,806)
Other non-current assets	(37,704)	-
Accounts payable	21,285	497,003
Accrued expenses	175,687	271,678
Deferred tax	-	(304)
Deferred revenue	(149,407)	31,038
Net cash used in operating activities	(1,224,847)	(428,934)

INVESTING ACTIVITIES:
Capital expenditures	(143,480)	(156,883)
Proceeds from sale of property and equipment	229,257	-
Acquisition, net of cash acquired	(1,976,750)	(1,937,616)
Net cash provided by (used in) investing activities	(1,890,973)	(2,094,499)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	125,000	94,000
Proceeds from issuances of notes payable, non-related party	779,750	1,942,392
Repayments of notes payable, non-related party	(201,978)	(156,197)
Proceeds from line of credit, net	892,866	148,351
Repayments of notes payable, related party	(11,500)	(117,500)
Proceeds from convertible notes payable	700,500	142,000
Repayments of convertible notes	(745,959)	(34,252)
Proceeds from the sale of common stock	-	15,000
Proceeds from sale leaseback transaction	1,900,000
Cash paid on financing and cash lease obligations	(121,934)	(11,182)
Net cash provided by financing activities	3,316,745	2,022,612

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	200,925	(500,821)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	335,823	839,764

CASH AND RESTRICTED CASH, ENDING BALANCE	$536,748	$338,943

CASH PAID FOR:
Interest	$634,400	$217,791
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$22,850	$36,963
Common stock issued for convertible note discount	$9,584	$-
Debt discount due to derivative liabilities	$524,470	$-
Derivative liability resolution	$-	$-
Issuance of convertible note for acquisitions	$450,000	$1,500,000
Issuance of note payable for acquisitions	$1,950,000	$300,000
Notes payable and redeemable common stock restructuring (see Note 9)	$3,197,538	$-
Issuance of warrants for acquisition	$-	$40,941
Issuance of redeemable common stock for acquisition	$-	$1,439,725
Debt discount from convertible note payable	$-	$30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2018
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018. The results for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
Description of Business

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  The Company is a technology holding company owning four companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); Venture West Energy Services ("VWES") (formerly Horizon Well Testing, LLC); and American Precision Fabricators, Inc., an Arkansas corporation ("APF").   On April 5, 2018, the Company acquired 100% of the outstanding shares of APF (see Note 9).

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2018, and December 31, 2017.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of June 30, 2018, and December 31, 2017, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited)
Cash	$329,437	$30,052
Restricted cash included in other non-current assets	207,311	308,891
Total cash and restricted cash shown in statement of cash flows	$536,748	$338,943

Major Customers

The Company had two customers that made up 20% and 11%, respectively, of accounts receivable as of June 30, 2018.  The Company had two customers that made up 41% and 13%, respectively, of accounts receivable as of December 31, 2017.

For the three months ended June 30, 2018, the Company had two customers that made up 24% and 10%, respectively, of total revenues.  For the six months ended June 30, 2018, the Company had one customer that made up 23% of total revenues.  For the three months ended June 30, 2017, the Company had one customer that made up approximately 38% of total revenues.  For the six months ended June 30, 2017, the Company had one customer that made up approximately 35% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of June 30, 2018 (unaudited), and December 31, 2017, allowance for bad debt was $21,210 and $18,710, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or market. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory was in each area as of June 30, 2018 (unaudited), and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Raw materials	$837,615	$577,259
WIP	1,137,070	440,586
Finished goods	280,875	161,310
In Transit	-	33,391
	$2,255,560	$1,212,546

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

During the six months ended June 30, 2018 (unaudited), the Company sold automobiles and trucks with a book value of $586,190 for $229,257 of proceeds, resulting in a loss on disposal of $356,933 which is reflected in the Company's operating expenses for the six months ended June 30, 2018.

Property and equipment consisted of the following as of June 30, 2018 (unaudited), and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Automobiles and trucks	$591,028	$1,208,935
Machinery and equipment	5,918,496	4,454,466
Office furniture and fixtures	40,668	7,056
Building	5,795,000	3,945,952
Land	-	126,347
Leasehold improvements	294,524	294,524
Less: Accumulated depreciation	(1,185,937)	(838,893)
	$11,453,779	$9,198,387

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of June 30, 2018 (unaudited), and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	531,187	531,187
Less: Accumulated amortization	(194,744)	(157,039)
	$714,917	$752,622

Other long-term assets consisted of the following as of June 30, 2018 (unaudited), and December 31, 2017:

	June 30, 2018 (Unaudited)	December 31, 2017
Restricted Cash	$207,311	$207,311
Deposits	56,631	50,927
Other	32,000	-
	$295,942	$258,238

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of June 30, 2018, and December 31, 2017, the reporting units with goodwill were QCA, VWES and APF.

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

The Company recorded a net increase to its opening accumulated deficit of $178,202 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to recognition of revenue and costs relating to the sales of the 6th Sense Auto service.  Under the new revenue standard, sales of the Company's 6th Sense Auto service, which includes a hardware and a monthly subscription component, are required to be treated as a single performance obligation and recognized over time.  As a result, the deferred revenue increased by $279,736 and capitalized contract costs increased by $101,534.  The impact to the consolidated statement of operations for the quarter ended June 30, 2018 was a net increase of $103,249 to revenue and a net increase of $31,630 to cost of revenue an increase of as a result of applying ASC Topic 606.  The impact to the consolidated statement of operations for the six months ended June 30, 2018 was a net increase of $119,137 to revenue and a net increase of $37,300 to cost of revenue an increase of as a result of applying ASC Topic 606.  The impact to the consolidated statement of operations for the three and six months ended June 30, 2017 was a net decrease of $103,708 to revenue and a net decrease of $32,385 to cost of revenue.

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

APF
APF is a contract manufacturer and recognizes revenue when the products have been built and control has been transferred to the customer.  If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

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

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, VWES, and APF have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

Note 4 – Leases

As of June 30, 2018, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, were as follows:

Fiscal Year
2018 (remainder of)	$357,508
2019	792,232
2020	811,073
2021	830,366
2022	850,122
Thereafter	9,664,220
Total	13,305,521
Less: Current capital leases and financing transaction	(79,502)
Less: imputed interest	(4,942,752)
Non-current capital leases and financing transaction	$8,283,267

In 2016, the Company sold a building and used the money to purchase QCA.  Because this is a financing transaction, the sale is recorded under "financing lease obligation" on the accompanying consolidated balance sheet and amortized over the 15-year term of the lease.  The term of the lease has been extended through September 30, 2032 at a monthly rate of approximately $69,000.  These payments are reflected in the table above.

On April 5, 2018, the Company acquired APF (see Note 9).  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from APF was sold for $1,900,000, and leased back to the company for a period of 15 years at a monthly rate of $15,833, subject to an annual increase of 2% throughout the term of the lease.  The Company had no gain or loss resulting from the sale of the property, and the resulting lease qualifies as a capital lease.  As a result, the Company has capitalized the cost of the building and the resulting capital lease obligation liability of $1,900,000.  The resulting capital lease obligation liability of $1,789,117 as of June 30, 2018 is reflected in financing lease obligation in the accompanying consolidated balance sheets.  The payments related to this lease are reflected in the table above.

A letter of credit of $1,000,000 is to be provided to the landlord in the above QCA financing lease obligation, of which $207,311 had been satisfied as of June 30, 2018.

Operating Leases

The Company has two non-cancellable operating leases as of June 30, 2018 for its locations in San Jose, California and Oklahoma City, Oklahoma.  Approximate monthly rent obligations for these locations amount to $21,500 and $5,000 respectively.  The Company also has an office it leases in Phoenix, Arizona on a month-to-month basis.  VWES also rents certain equipment on a temporary basis to perform its services.

The five-year minimum rent payments for each location are as follows

Fiscal Year	San Jose, CA	Oklahoma City, OK	Total
2018 (remainder of)	$66,534	$15,000	$81,534
2019	274,118	35,000	309,118
2020	282,342	-	282,342
2021	290,812	-	290,812
Thereafter	-	-	-
Total	$913,806	$50,000	$963,806

Rent expense for the three months ended June 30, 2018 and 2017 amounted to $362,327 and $88,500, respectively.  Rent expense for the six months ended June 30, 2018 and 2017 amounted to $820,902 and $181,800, respectively.

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

In May 2018, APF also secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF's outstanding accounts receivable.

As of December 31, 2017, the Company had an outstanding term loan with a 30% interest rate of $10,000 which was repaid during the six months ended June 30, 2018.  During the six months ended June 30, 2018, the Company borrowed an aggregate total of $149,000 in additional short-term notes payable bearing interest at 15% per annum with maturity dates of three months from the date of issuance.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES (see Note 9).  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020.
On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 ("Secured APF Notes") as part of the consideration for the purchase of APF (see Note 9).  The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding.

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF.  The note bears interest at 11.75% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022.

The outstanding balances for the loans were as follows:

	June 30, 2018 (Unaudited)	December 31, 2017
Lines of credit, current portion	$3,069,982	$2,012,116
Equipment loans, current portion	1,961,018	1,871,501
Term notes, current portion	504,421	10,000
Total current	5,535,421	3,893,617
Long-term portion	4,943,834	-
Total notes payable	$10,479,255	$3,893,617

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Year Ended
December 31,

2018 (remainder of)	5,386,097
2019	604,329
2020	4,243,348
2021	178,607
2022	66,874
Total	10,479,255

Note 6 – Notes Payable, Related Parties

At June 30, 2018 (unaudited), and December 31, 2017, notes payable due to related parties consisted of the following:
	June 30, 2018 (Unaudited)	December 31, 2017
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500

Note payable; bearing interest at 3.33% per month for the first 90 days and 2.22% per month thereafter; due May 26, 2017; unsecured	43,500	43,500

Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500

Note payable to the seller of VWES; bearing interest at 1% per annum; due July 31, 2017; secured by assets of VWES. The amount was extinguished and replaced by Amended and Restated Secured Promissory Note on February 22, 2018 (see Note 9).	-	300,000

Note payable; bearing at 30% per annum; due March 3, 2018; unsecured	-	11,500

Note payable; bearing at 20% per annum; due April 28, 2018; unsecured	20,000	20,000

Series of notes payable, bearing interest at rates from 10% to 15% per annum, with maturity dates from April 2018 to July 2018, unsecured	125,000	-

Total notes payable - related parties	$200,500	$387,000

The above notes which are in default as of June 30, 2018, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At June 30, 2018 (unaudited) and December 31, 2017, convertible notes payable consisted of the following:

	June 30, 2018 (Unaudited)	December 31, 2017
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	$25,000	$40,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,739,147	1,827,108

Secured convertible note payable issued to the seller of VWES on January 1, 2017 for an aggregate of $1,500,000, bearing interest at 5% per annum, due in full on July 1, 2018. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $8.50 per share. The amount was extinguished and replaced by the Amended and Restated Secured Promissory Note (see Note 9).	-	1,500,000

Series of convertible notes payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	10,000	30,000

On July 13, 2017, the Company entered into a variable convertible note for $43,000 with net proceeds of $40,000. The note is due April 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the note up to 180 days prior to the due date, with the prepayment penalty ranging from 10% to 27% depending on when prepaid.	-	43,000

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
	-	72,748

On September 5, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due September 5, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from September 5, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	105,000

On October 4, 2017, the Company entered into a variable convertible note for $60,000 with net proceeds of $55,000. The note is due July 4, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 4, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	60,000

On October 11, 2017, the Company entered into a variable convertible note for $58,500 with net proceeds of $55,500. The note is due on July 20, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% of the average of the three lowest trading prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 11, 2017. The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on the prepayment date.	-	58,500

On November 2, 2017, the Company entered into a variable convertible note for $115,000 with net proceeds of $107,000. The note is due May 2, 2018 and bears interest at 10% per annum. The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 150,000 shares to the lender with this note, which has been recorded as a discount.	-	115,000

On November 28, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due November 28, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the average of the three lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from November 28, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	105,000

On December 6, 2017, the Company entered into a variable convertible note for $86,000 with net proceeds of $79,000. Additional borrowings of $64,000 were received under this convertible note in January 2018. The note is due June 6, 2018 and bears interest at 10% per annum. After 180 days at the maturity date, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	64,000	86,000

On January 10, 2018, the Company entered into a variable convertible note for $150,000 with net proceeds of $135,000.  The note is due October 1, 2018 and bears interest at 12% per annum.  The note is immediately convertible into shares of Class A common stock at  the lesser of $0.16 per share or 60% of the lowest trading price the previous 25 days prior to conversion.  The Company can prepay the note within the first 90 days following January 10, 2018 with a prepayment penalty equal to 145% of the total outstanding balance.  The Company issued 333,333 shares to the lender with this note, which has been recorded as a discount.
	150,000	-

On March 13, 2018, the Company entered into a variable convertible note for $128,000 with net proceeds of $125,000. The note is due December 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 42% of the average of the 2 lowest trading price the previous 10 days prior to conversion. The Company can prepay the note at a penalry ranging from 15% to 40%.	128,000	-

On April 3, 2018, the Company entered into a variable convertible note for $85,000 with net proceeds of $79,000. The note is due January 2, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. In connection with this variable convertible note, the Company issued 386,363 shares of its Class A common stock, which has been recorded as a discount.	85,000	-

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF (see Note 9). The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.	450,000	-

On April 9, 2018, the Company entered into a variable convertible note for $124,199 with net proceeds of $115,000.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  In connection with this variable convertible note, the Company issued 76,670 shares of its Class A common stock, along with warrants to purchase 153,340 shares of Class A common stock at an exercise price of $1 per share which are immediately vested and have a 3 years contractual life.  The value of the common stock and warrants have been recorded as a discount.
	124,199	-

On April 9, 2018, the Company entered into a variable convertible note for $37,800 with net proceeds of $35,000. The note is due January 9, 2019 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	37,800	-

On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500.  The note is due December 4, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.  The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  Management had determined that it was probable that the Company would meet the conditions under the note and therefore the shares and the cost of issuance were not recorded.
	165,000	-

Total convertible notes payable	2,978,146	4,042,356

Less: discount on convertible notes payable	(310,848)	(79,630)

Total convertible notes payable, net of discount	2,667,298	3,962,726

Less: current portion of convertible notes payable	(649,636)	(2,302,620)

Long-term portion of convertible notes payable	$2,017,662	$1,660,106

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended June 30, 2018 and 2017 amounted to $180,247 and $11,468, respectively.  Amortization of debt discounts during the six months ended June 30, 2018 and 2017 amounted to $302,837 and $22,817, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $310,848 as of June 30, 2018, which is expected to be amortized over the next 12 months.

Future scheduled maturities of outstanding convertible notes payable are as follows:

Year Ended
December 31,

2018 (remainder of)	$626,559
2019	1,901,587
2020	-
2021	450,000
Total	$2,978,146

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of June 30, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the six months ended June 30, 2018:

•
Issued 333,333 shares of its Class A common stock on January 10, 2018 in connection with a convertible note payable.  The note payable had an embedded conversion option that was a derivative, and the residual amount after allocating proceeds to the derivative was $0.  Accordingly, no discount was recognized.

•	Issued 120,000 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $15,600;

•	Issued 100,000 shares of the Company's Class A common stock related to the Amended Agreement with the seller of VWES (see Note 9).

•
Issued 386,363 shares of Class A common stock on April 3, 2018 in connection with a convertible note payable.  The note payable had an embedded conversion option that was a derivative, and the residual amount after allocating proceeds to the derivative was $0.  Accordingly, no discount was recognized.

•
Issued 76,670 shares of Class A common stock on April 9, 2018 in connection with a convertible note payable.  The value of the shares amounted to $9,584 and has been recorded as a discount to the note payable.

•
Issued 3,400,000 shares of Class B common stock on May 16, 2018 to various employees, officers and board members as compensation.  The value of the shares amounted to $176,800 and has been recorded as a component of general and administrative expenses for the three and six months ended June 30, 2018.

•	Issued 250,000 shares of Class A common stock on June 7, 2018 for the conversion of $7,250 of outstanding convertible notes payable.

Redeemable Common Stock

During 2017, the Company issued 379,403 shares of its Class A common stock in connection with the purchase of VWES.  Of these shares, 260,000 shares were redeemable at $4.25 per share at three different redemption periods:  130,000 shares at 12 months, 65,000 shares at 18 months and 65,000 shares at 24 months from the closing date of the purchase of VWES.  Additionally, 119,403 shares were redeemable at $3.35 per share at 12 months from the closing date of the purchase of VWES.  These shares were valued at the redemption value of $1,439,725.  The redemption right on these shares was cancelled in connection with the Amended Agreement entered on February 22, 2018 (see Note 9).

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

The following summarizes the stock option activity for the six months ended June 30, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2017	782,250	$0.42	9.44
Granted	789,000	0.06
Forfeited	(56,250)	0.81
Exercised	-	-
Outstanding at June 30, 2018 (unaudited)	1,515,000	$0.21	9.43	$63,580

Vested and expected to vest at June 30, 2018 (unaudited)	1,515,000	$0.21	9.43	$63,580

Exercisable at June 30, 2018 (unaudited)	131,250	$0.49	8.90	$188

The following table summarizes information about options outstanding and exercisable as of June 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	704,000	9.88	$0.05	-	$0.05
0.10	85,000	9.79	0.10	-	0.10
0.13	388,500	9.09	0.13	46,875	0.13
0.26	114,000	8.85	0.26	28,500	0.26
0.90	223,500	8.78	0.90	55,875	0.90
	1,515,000			131,250

During the three months ended June 30, 2018 and 2017, stock option expense amounted to $17,555 and $32,673, respectively.  During the six months ended June 30, 2018 and 2017, stock option expense amounted to $33,395 and $32,673, respectively.  Unrecognized stock option expense as of June 30, 2018 amounted to $224,048, which will be recognized over a period extending through May 2022.

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

On April 9, 2018, the Company granted 153,340 warrants in connection with the issuance of a convertible note payable.  The warrants have a 3 year contractual life, an exercise price of $1 per share and are vested immediately.

During the six months ended June 30, 2017, the Company granted an aggregate total of 2,001 warrants to individuals.  These warrants all have a 3 year contractual life, an exercise price of $2.00 per share and are vested immediately.

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

On February 22, 2018, the Company entered into an Amended Agreement with the seller of VWES.  Per the terms of the Amended Agreement, the two notes payable initially issued to the seller of VWES on January 1, 2017, for $1,500,000 and $300,000 were cancelled, along with the redemption rights associated with 379,403 shares the Company's Class A common stock and 75,000 warrants, and replaced with a new Amended and Restated Secured Promissory Note for $3,000,000 (see Note 5).  The new note is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020 and bears interest at 7% per annum.  If the note is paid was full on or before June 1, 2018, the balance due would be discounted by $500,000.  If the note is paid in full after June 1, 2018, and on or before December 1, 2018, the balance due will be discounted by $450,000.  If the note is paid in full after December 1, 2018, and on or before June 1, 2019, the balance due will be discounted by $350,000.  If the note is paid in full after June 1, 2019, and on or before December 1, 2019, the balance due will be discounted by $250,000.  If the note is paid in full after December 1, 2019, and on or before June 1, 2020, the balance due will be discounted by $200,000.

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

The Company compared the value of the extinguished debt, returned land and building and cancelled stock and warrants to the value of the new Amended and Restated Secured Promissory Note and new instruments issued as of February 22, 2018.  The difference of $136,300 was reflected as a gain on extinguishment of debt during the accompanying consolidated statements of operations for the six months ended June 30, 2018.

The following is a summary of the non-cash items given as consideration to the seller of VEWS in connection with the Amended and Restated Secured Promissory Note, which is reflected in the supplemental disclosure of non-cash financing activities in the accompanying consolidated statement of cash flows for the six months ended June 30, 2018.

Non-Cash
Consideration
Note payable	$3,000,000
Common stock	15,000
Warrants	9,142
Land and building	173,396
Total	$3,197,538

American Precision Fabricators ("APF")

On April 5, 2018, the Company announced that it had entered into a Securities Purchase Agreement (the "SPA") with APF, an Arkansas corporation, and Andy Galbach ("Galbach") and Clarence Carl Davis, Jr. ("Davis"), the owners of APF (the "Sellers").  Pursuant to the SPA, the Company acquired 100% of the outstanding shares in APF.

The total purchase price of APF from the SPA amounted to $4,500,000, which consisted of aggregate cash consideration paid to the Sellers of $2,100,000, an aggregate of $1,950,000 of secured promissory notes due to the Sellers (see Note 5), and an aggregate of $450,000 of convertible promissory notes due to the Sellers (see Note 7).  At the closing date, the Company and the Sellers agreed to a reduction of the purchase price of $123,250, resulting from a net working capital adjustment which was deducted from the cash consideration due to the Sellers.  As a result, the total purchase price of APF was $4,376,750.
A summary of the purchase price allocation at fair value is below.  The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional.  Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date.

Purchase Allocation
Accounts receivable	$945,050
Inventory	675,074
Prepaid expenses and other current assets	250,040
Property and equipment	3,300,000
Goodwill	1,230,100
Accounts payable	(1,234,328)
Accrued expenses	(154,186)
Line of credit	(165,000)
Deferred tax liability	(470,000)
$4,376,750

In connection with the SPA, and as consideration for the Company to enter into the SPA, APF and Galbach entered into a Consulting Services Agreement (the "Consulting Agreement"), pursuant to which Galbach agreed for a period of 90 days following the closing date to provide strategic management services to APF, meet with APF's new management, and provide his knowledge in customer relations, trade and service implementation, and other business disciplines. Additionally, APF agreed to reimburse Galbach for his expenses incurred by Galbach in connection with providing the services under the Consulting Agreement.

Simultaneous with the purchase of APF, a building, owned by APF prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $1,900,000 were used to fund the cash consideration to the sellers.  The building and the lease is being treated as a capital lease (see Note 4).

The following are the unaudited pro forma results of operations for the three and six months ended June 30, 2018 and 2017, as if APF had been acquired on January 1, 2017.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (Unaudited)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Revenue	$5,130,415	$3,286,385

Net Loss	$(582,886)	$(1,103,843)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.05)

	Pro Forma Combined Financials (Unaudited)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenue	$9,858,522	$6,915,583

Net Loss	$(1,474,069)	$(1,689,535)

Net Loss per Common Share - Basic and Diluted	$(0.06)	$(0.07)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, VWES and APF for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$2,499,853	$1,459,548	$961,597	$159,898	$5,080,896
Segment gross profit	1,081,040	209,337	199,458	84,156	1,573,991
Segment depreciation and amortization	72,611	97,291	95,817	8,334	274,053
Segment interest expense	147,597	50,954	28,706	427,807	655,064
Segment net income (loss)	539,831	(228,846)	(176,786)	(711,493)	(577,294)
Purchase and acquisition of long-lived assets	20,234	81,197	3,306,959	11,574	3,419,964

	Three Months Ended June 30, 2017
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$1,884,879	$350,300	$-	$94,853	$2,330,032
Segment gross profit	570,566	(203,335)	-	49,481	416,712
Segment depreciation and amortization	72,503	100,943	-	8,333	181,779
Segment interest expense	180,920	66,058	-	119,904	366,882
Segment net income (loss)	(27,600)	(526,544)	-	(298,613)	(852,757)

	Six Months Ended June 30, 2018
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$4,945,746	$2,485,475	$961,597	$320,486	$8,713,304
Segment gross profit	1,806,564	365,423	199,458	83,629	2,455,074
Segment depreciation and amortization	145,221	208,501	95,817	16,667	466,206
Segment interest expense	298,583	66,111	28,706	614,159	1,007,559
Segment net income (loss)	730,948	(668,622)	(176,786)	(1,123,912)	(1,238,372)
Purchase and acquisition of long-lived assets	20,234	104,713	3,306,959	11,574	3,443,480

	Six Months Ended June 30, 2017
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$3,563,720	$1,126,080	$-	133,473	$4,823,273
Segment gross profit	1,096,849	(135,819)	-	71,304	1,032,334
Segment depreciation and amortization	144,598	201,481	-	16,666	362,745
Segment interest expense	348,653	137,991	-	169,846	656,490
Segment net income (loss)	(137,916)	(789,978)	-	(512,816)	(1,440,710)

	As of June 30, 2018
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Accounts receivable, net	$1,943,496	$1,163,924	$789,450	$8,034	$3,904,904
Goodwill	1,963,761	167,845	1,230,100	-	3,361,706
Total assets	11,058,803	4,888,486	6,125,560	559,896	22,632,745

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

During the six months ended June 30, 2018, the Company had new convertible notes which became convertible that resulted in an additional $688,426 initial derivative fair value, which was recorded as a derivative liability and a discount to the note payable, of which $163,956 was immediately recorded as a derivative expense due to the value of the derivative liability exceeding the book value of the note payable.  In addition, the Company paid off existing convertible notes which resulted in a reduction of the derivative liability and a gain on the change in value of derivatives of $252,606.

As of December 31, 2017, the fair value of the derivative liability amounted to $271,588.  As of June 30, 2018, the fair value of the derivative liability amounted to $550,033.  The change in value of the derivative liabilities for the three and six months ended June 30, 2018 in the accompanying consolidated statements of operations amounted to a gain of $239,610 and $246,025, respectively.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the six months ended June 30, 2018.

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted average risk-free interest rate	2.38%
Expected terms (years)	.05 to 3.0

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2018 (unaudited), and December 31, 2017:

	Fair value measurement on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2018
Liabilities
Derivatives	$-	$-	$550,033

As of December 31, 2017
Liabilities
Derivatives	$-	$-	$271,588

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2018:

Fair value as of December 31, 2017	$271,588
New derivative liabilities from embedded conversion features, net	524,470
Gain on change in fair value of derivatives	(246,025)
Fair value as of June 30, 2018 (unaudited)	$550,033

Note 12 – Subsequent Events

On July 16, 2018, the Company entered into a convertible note payable for $220,000 with net proceeds of $214,000.  The note bears interest at 10% per annum and is due on July 16, 2019.  The note is convertible into shares of the Company's Class A common stock at the option of the holder at any time after the 6th month anniversary of the note at a conversion price equal to 65% of the average three lowest closing bid prices for the ten trading days prior to conversion.  The note may be prepaid up to 180 days after the issuance date with prepaid penalties ranging from 13% to 39%.  The note may not be prepaid after the 180th day.

On July 18, 2018, the Company entered into a convertible promissory note for $88,000 with net proceeds of $85,000.  The note bears interest at 12% per annum and is due on April 30, 2019.  The note is convertible into shares of the Company's Class A common stock at the option of the holder at any time after 180 days from the issuance of the note at a conversion price equal to 58% of the average two lowest closing bid prices for the ten trading days prior to conversion.  The note may be prepaid up to 180 days after the issuance date with prepaid penalties ranging from 15% to 40%.  The note may not be prepaid after the 180th day.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. ("we" or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  Alpine 4 Technologies, Ltd (ALPP) is a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain enabled Enterprise Business Operating System called SPECTRUMebos.

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

Business Seasonality and Product Introductions

Following the acquisition of the Quality Circuit Assembly, Inc., VWES and APF, and with the newly acquired dealership pilot and contract for ALTIA, LLC, the Company expects to experience higher net sales in its third and fourth quarters compared to other quarters in its fiscal year.   Each company has varying seasonality to their sales and will be reflected in the financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $21,850,449 as of June 30, 2018.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

The management of Alpine 4 understands basis for including a going concern in this filing.  However, the management points out that over the past 4 years, Alpine 4 has consistently been able to operate under the current working capital environment and the going concern is nothing new or a recent event.    In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, VWES, and APF have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

Results of Operations

The following are the results of our operations for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ Change

Revenue	$5,080,896	$2,330,032	$2,750,864
Cost of revenue (exclusive of depreciation)	3,506,905	1,913,320	1,593,585
Gross Profit	1,573,991	416,712	1,157,279

Operating expenses:
General and administrative expenses	1,513,584	774,239	739,345
Depreciation	255,200	162,926	92,274
Amortization	18,853	18,853	-
Total operating expenses	1,787,637	956,018	831,619
Loss from operations	(213,646)	(539,306)	325,660

Other expenses
Interest expense	655,064	366,882	288,182
Change in value of derivative liabilities	(239,610)	-	(239,610)
Gain on extinguishment of debt	-	-	-
Other (income)	(51,806)	(53,752)	1,946
Total other expenses	363,648	313,130	50,518

Loss before income tax	(577,294)	(852,436)	275,142

Income tax expense	-	321	(321)

Net loss	$(577,294)	$(852,757)	$275,463

Revenue

Our revenues for the three months ended June 30, 2018, increased by $2,750,864 as compared to the three months ended June 30, 2017.  In 2018, the increase in revenue related to $614,974 for QCA, $1,109,248 for VWES, $961,597 for APF which did not exist in 2017, and $65,045 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA and VWES through the acquisition of new customers and expanded business with existing customers, as well as the acquisition of APF.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2018, increased by $1,593,585 as compared to the three months ended June 30, 2017.  In 2018, the increase in our cost of revenue related to $104,500 for QCA, $696,576 for VWES, $762,139 for APF which did not exist in 2017, and $30,370 for ALTIA services and other.  The increase in cost of revenue among all the different segments was the result of the increase in revenues.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended June 30, 2018, increased by $831,619 as compared to the three months ended June 30, 2017.  The increase consisted primarily of an increase to general and administrative expenses of $739,345, which was the result of increased operating activity during the second quarter of 2018 including $176,800 of additional compensation expense from the issuance of shares to employees in May 2018, as well as an increase in general and administrative expenses from the acquisition of APF during the second quarter of 2018 which did not exist in 2017.  We also had increased depreciation expense of $92,274 during the three months ended June 30, 2018 as compared to 2017 due to increases in property and equipment during the year, primarily from the acquisition of APF.

Other expenses

Other expenses for the three months ended June 30, 2018, increased by $50,518 as compared to 2017.  This increase was primarily due to higher interest expense of $288,182 due to an increase in the average debt balance outstanding in 2018 as compared to 2017.  This increased in interest expense was offset a gain on the change in fair value of derivatives of $239,610 which did not exist in the prior year.

The following are the results of our operations for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change

Revenue	$8,713,304	$4,823,273	$3,890,031
Cost of revenue (exclusive of depreciation)	6,258,230	3,790,939	2,467,291
Gross Profit	2,455,074	1,032,334	1,422,740

Operating expenses:
General and administrative expenses	2,362,732	1,587,006	775,726
Depreciation	428,500	325,039	103,461
Amortization	37,706	37,706	-
Loss on sale of property and equipment	356,933	-	356,933
Total operating expenses	3,185,871	1,949,751	1,236,120
Loss from operations	(730,797)	(917,417)	186,620

Other expenses
Interest expense	1,007,559	656,490	351,069
Change in value of derivative liabilities	(246,025)	-	(246,025)
Gain on extinguishment of debt	(136,300)	-	(136,300)
Other (income)	(117,659)	(133,564)	15,905
Total other expenses	507,575	522,926	(15,351)

Loss before income tax	(1,238,372)	(1,440,343)	201,971

Income tax expense	-	367	(367)

Net loss	$(1,238,372)	$(1,440,710)	$202,338

Revenue

Our revenues for the six months ended June 30, 2018, increased by $3,890,031 as compared to the six months ended June 30, 2017.  In 2018, the increase in revenue related to $1,382,026 for QCA, $1,359,395 for VWES, $961,597 for APF which did not exist in 2017, and $187,013 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA and VWES through the acquisition of new customers and expanded business with existing customers, as well as the acquisition of APF.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the six months ended June 30, 2018, increased by $2,467,291 as compared to the six months ended June 30, 2017.  In 2018, the increase in our cost of revenue related to $672,311 for QCA, $858,153 for VWES, $762,139 for APF which did not exist in 2017, and $174,688 for ALTIA services and other.  The increase in cost of revenue among all the different segments was the result of the increase in revenues.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the six months ended June 30, 2018, increased by $1,236,120 as compared to the six months ended June 30, 2017.  The increase consisted primarily of an increase to general and administrative expenses of $775,726 related primarily to increased operating activity during 2018 including $176,800 of additional compensation expense from the issuance of shares to employees in May 2018, as well as additional general and administrative expenses from the acquisition of APF during the second quarter of 2018 which did not exist in 2017. We also had a loss from the sale of property and equipment of $356,933 during the six months ended June 30, 2018, which was a one-time event that did not exist in 2017.  We also had increased depreciation expense of $103,461 during the six months ended June 30, 2018 as compared to 2017 due to increases in property and equipment during the year, primarily from the acquisition of APF.

Other expenses

Other expenses for the six months ended June 30, 2018, decreased by $15,351 as compared to 2017.  During 2018, we had a gain on the change in fair value of derivatives of $246,025, which did not exist in the prior year.  We also had a gain on extinguishment of debt of $136,300 resulting from the modification of debt in February 2018.  These gains in 2018 were offset partially by an interest expense of $351,069 due to an increase in the average debt balance outstanding in 2018 as compared to 2017.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company.  There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

The Company also may elect to seek bank financing or to engage in debt financing through a placement agent.  If the Company is unable to raise sufficient capital from operations or through sales of its securities or other means, we may need to delay implementation of our business plans.

Contractual Obligations

Our significant contractual obligations as of June 30, 2018, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable, related parties	$200,500	$-	$-	$-	$200,500
Notes payable, non-related parties	5,535,421	4,943,834	-	-	10,479,255
Convertible notes payable	960,484	2,017,662	-	-	2,978,146
Total	$6,696,405	$6,961,496	$-	$-	$13,657,901

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) as of December 31, 2017, our previous CFO resigned from his position for personal reasons, (ii) inadequate segregation of duties and effective risk assessment; (iii) inadequate control activities and monitoring processes; and (iv) failure in the process for identification and disclosure of related party transactions; and (v) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

Kevin Cannon et al. v. Alpine 4 Technologies Ltd., Jeff Hail, et al, Arizona Superior Court, Maricopa County, Cas No. CV2017-055699.  On October 4, 2017, Kevin Cannon and Michelle Hanby, individually and on behalf of It's a Date LLC and Brake Plus NWA, Inc., filed a lawsuit in the Arizona Superior Court, Maricopa County, against the Company and several other defendants, including Jeff Hail, the Company's Sr. Vice President. The claim against the Company alleges tortious interference of contract by the Company. The Company brought a motion to dismiss the Complaint for failure to state a claim on which relief could be granted. The Court permitted the plaintiffs to amend their complaint, which they did. The Company has filed another motion dismiss the Complaint for failure to state a claim on which relief could be granted. The Court denied the motion to dismiss. As of the date of this Report, , the Company had served discovery requests on the Plaintiffs, and the Plaintiffs had responded, but no discovery requests have been served on the Company, and no scheduling order has been entered. The Company disputes the claim against it and intends to defend vigorously against the lawsuit.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2018, the Company issued 463,033 shares of its restricted Class A common stock in connection with the issuance of convertible notes payable and 250,000 shares for note conversions.

The shares of Class A and Class B common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The Company Issued 3,400,000 shares of Class B common stock on May 16, 2018 to Employees, Officers, and Board Members.

The shares of Class B common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Dated: August 17, 2018

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)