Form 10-Q
period 2018-09-30
Alpine 4 Technologies Ltd.
filed 2018-11-30
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 20, 2018, the issuer had 25,537,107 shares of its Class A common stock issued and outstanding and 5,000,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$337,242	$128,512
Accounts receivable	3,739,774	2,067,081
Inventory	2,393,897	1,212,546
Capitalized contract costs	64,234	-
Prepaid expenses and other current assets	268,992	221,958
Total current assets	6,804,139	3,630,097

Property and equipment, net	11,278,245	9,198,387
Intangible asset, net	704,396	752,622
Goodwill	3,361,706	2,131,606
Other non-current assets	290,238	258,238

TOTAL ASSETS	$22,438,724	$15,970,950

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,798,622	$1,980,995
Accrued expenses	1,716,269	1,049,185
Deferred revenue	67,994	64,918
Derivative liabilities	2,243,258	271,588
Deposits	12,509	12,509
Notes payable, current portion	5,226,510	3,893,617
Notes payable, related parties, current portion	180,500	387,000
Convertible notes payable, current portion, net of discount of $745,915 and $79,630	2,300,847	2,302,620
Financing lease obligation, current portion	130,278	24,590
Total current liabilities	15,676,787	9,987,022

Notes payable, net of current portion	5,001,457	-
Convertible notes payable, net of current portion	450,000	1,660,106
Financing lease obligations, net of current portion	8,435,197	6,560,112
Deferred revenue	-	43
Deferred tax liability	651,703	181,703

TOTAL LIABILITIES	30,215,144	18,388,986

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 0 and 379,403 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	1,439,725

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstandingat September 30, 2018 and December 30, 2017	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,537,107 and 23,222,087 shares issued and outstanding at September 30, 2018 and December 31, 2017	2,553	2,322
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 1,600,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	500	160
Additional paid-in capital	16,945,602	16,573,632
Accumulated deficit	(24,725,075)	(20,433,875)
Total stockholders' deficit	(7,776,420)	(3,857,761)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,438,724	$15,970,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$4,795,169	$2,221,533	$13,508,473	$7,044,806
Cost of revenue (exclusive of depreciation)	2,709,133	1,520,224	8,967,363	4,661,163
Gross Profit	2,086,036	701,309	4,541,110	2,383,643

Operating expenses:
General and administrative expenses	3,006,974	1,001,921	5,369,706	3,238,927
Depreciation	262,243	173,693	690,743	498,732
Amortization	10,519	31,354	48,225	69,060
Loss on sale of property and equipment	57,271	-	414,204	-

Total operating expenses	3,337,007	1,206,968	6,522,878	3,806,719
Loss from operations	(1,250,971)	(505,659)	(1,981,768)	(1,423,076)

Other expenses
Interest expense	(666,861)	(423,986)	(1,674,420)	(1,080,476)
Change in value of derivative liability	(1,012,743)	72,361	(766,718)	72,361
Gain on extinguishment of debt	-	-	136,300	-
Other income	55,949	47,880	173,608	181,444
Total other expenses	(1,623,655)	(303,745)	(2,131,230)	(826,671)

Loss before income tax	(2,874,626)	(809,404)	(4,112,998)	(2,249,747)

Income tax	-	8,303	-	8,670

Net loss	$(2,874,626)	$(817,707)	$(4,112,998)	$(2,258,417)

Weighted average shares outstanding :
Basic	30,358,570	23,829,713	27,813,506	23,589,017
Diluted	30,358,570	23,829,713	27,813,506	23,589,017

Loss per share
Basic	$(0.09)	$(0.03)	$(0.15)	$(0.10)
Diluted	$(0.09)	$(0.03)	$(0.15)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(4,112,998)	$(2,258,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	690,743	498,732
Amortization	48,225	69,060
Gain on extinguishment of debt	(136,300)
Loss on disposal of fixed assets	414,204	7,949
Gain on derivatives	766,718	(72,351)
Employee stock compensation	52,309	69,290
Stock issued for services	176,800	21,170
Amortization of debt issuance	606,270	22,500
Amortization of debt discounts	95,580	76,322
Change in current assets and liabilities:
Accounts receivable	(727,643)	(194,192)
Inventory	(506,277)	(269,457)
Capitalized contracts costs	37,300
Prepaid expenses and other current assets	171,006	(90,370)
Accounts payable	583,299	621,216
Accrued expenses	606,234	508,149
Deferred tax	-	(304)
Deferred revenue	(276,703)	117,744
Net cash used in operating activities	(1,511,233)	(872,959)

INVESTING ACTIVITIES:
Capital expenditures	(71,268)	(183,125)
Proceeds from insurance claim on automobiles and trucks	-	86,807
Proceeds from the sale of fixed assets	260,467	-
Acquisition, net of cash acquired	(1,976,750)	(1,937,616)
Net cash used in financing activities	(1,787,551)	(2,033,934)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	125,000	105,500
Proceeds from issuances of notes payable, non-related party	924,750	1,952,392
Proceeds from issuances of convertible notes payable	1,399,250	389,000
Proceeds from sale of common stock	-	15,000
Proceeds from sale leaseback transaction	1,900,000	-
Repayments of notes payable, related party	(31,500)	(123,500)
Repayments of notes payable, non-related party	(777,727)	(289,195)
Repayments of convertible notes payable	(937,959)	(66,370)
Proceeds from line of credit, net	1,072,327	419,670
Cash paid on financing lease obligations	(166,627)	(16,287)
		-
Net cash provided by financing activities	3,507,514	2,386,210

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	208,730	(520,683)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	335,823	839,764

CASH AND RESTRICTED CASH, ENDING BALANCE	$544,553	$319,081

CASH PAID FOR:
Interest	$955,741	$570,614
Income taxes	$-	$1,104

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$63,773	$57,320
Issuance of convertible note for acquisition of HWT	$450,000	$1,500,000
Issuance of note payable for acquisition of HWT	$1,950,000	$300,000
Issuance of warrants for acquisition of HWT	$-	$40,941
Issuance of redeemable common stock for acquisition of HWT	$-	$1,439,725
Debt discount from convertible note payable	$-	$30,000
Debt discount due to derivative liabilities	$1,262,970	$115,000
Reclassification of warrants embedded conversion option as derivative liability	$-	$132,693
Notes payable and redeemable common stock restructuring	$3,197,538	$-
Capital leases	$247,000	$-
Release of derivative liability	$58,018	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018
(Unaudited)

Note 1 – Organization and Basis of Presentation
The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2018. The results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2018, and December 31, 2017.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of September 30, 2018, and December 31, 2017, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2018 (Unaudited)	September 30, 2017 (Unaudited)
Cash	$337,242	$63,372
Restricted cash included in other non-current assets	207,311	255,709
Total cash and restricted cash shown in statement of cash flows	$544,553	$319,081

Major Customers

The Company had two customers that made up 20% and 11%, respectively, of accounts receivable as of September 30, 2018.  The Company had two customers that made up 41% and 13%, respectively, of accounts receivable as of December 31, 2017.

For the three months ended September 30, 2018, the Company had two customers that made up 24% and 10%, respectively, of total revenues.  For the nine months ended September 30, 2018, the Company had one customer that made up 23% of total revenues.  For the three months ended September 30, 2017, the Company had one customer that made up approximately 38% of total revenues.  For the nine months ended September 30, 2017, the Company had one customer that made up approximately 35% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of September 30, 2018 (unaudited), and December 31, 2017, allowance for bad debt was $18,710 and $18,710, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or net realizable value. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory was in each area as of September 30, 2018 (unaudited), and December 31, 2017:

	September 30, 2018 (Unaudited)	December 31, 2017
Raw materials	$492,148	$577,259
WIP	188,276	440,586
Finished goods	1,713,473	161,310
In Transit	-	33,391
	$2,393,897	$1,212,546

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

During the nine months ended September 30, 2018 (unaudited), the Company sold automobiles and trucks with a book value of $674,671 for $260467 of proceeds, resulting in a loss on disposal of $414,204 which is reflected in the Company's operating expenses for the nine months ended September 30, 2018.

Property and equipment consisted of the following as of September 30, 2018 (unaudited), and December 31, 2017:

	September 30, 2018 (Unaudited)	December 31, 2017
Automobiles and trucks	$594,028	$1,208,935
Machinery and equipment	6,051,329	4,454,466
Office furniture and fixtures	40,668	7,056
Building	5,795,000	3,945,952
Land	-	126,347
Leasehold improvements	294,524	294,524
Less: Accumulated depreciation	(1,497,304)	(838,893)
	$11,278,245	$9,198,387

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of September 30, 2018 (unaudited), and December 31, 2017:

	September 30, 2018 (Unaudited)	December 31, 2017
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	531,187	531,187
Less: Accumulated amortization	(205,265)	(157,039)
	$704,396	$752,622

Other long-term assets consisted of the following as of September 30, 2018 (unaudited), and December 31, 2017:

	September 30, 2018 (Unaudited)	December 31, 2017
Restricted Cash	$207,311	$207,311
Deposits	50,927	50,927
Other	32,000	-
	$290,238	$258,238

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of September 30, 2018, and December 31, 2017, the reporting units with goodwill were QCA, VWES and APF.

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

The Company recorded a net increase to its opening accumulated deficit of $178,202 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to recognition of revenue and costs relating to the sales of the 6th Sense Auto service.  Under the new revenue standard, sales of the Company's 6th Sense Auto service, which includes a hardware and a monthly subscription component, are required to be treated as a single performance obligation and recognized over time.  As a result, the deferred revenue increased by $279,736 and capitalized contract costs increased by $101,534.  The impact to the consolidated statement of operations for the quarter ended September 30, 2018 was a net increase of $103,249 to revenue and a net increase of $31,630 to cost of revenue an increase of as a result of applying ASC Topic 606.  The impact to the consolidated statement of operations for the nine months ended September 30, 2018 was a net increase of $119,137 to revenue and a net increase of $37,300 to cost of revenue an increase of as a result of applying ASC Topic 606.  The impact to the consolidated statement of operations for the three and nine months ended September 30, 2017 was a net decrease of $103,708 to revenue and a net decrease of $32,385 to cost of revenue.

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

Note 4 – Leases

As of September 30, 2018, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, were as follows:

12 Months Ended September 30:
2019	849,577
2020	868,308
2021	884,248
2022	897,408
2023	908,087
Thereafter	8,982,331
Total	13,389,959
Less: Current capital leases and financing transaction	(130,278)
Less: imputed interest	(4,824,484)
Non-current capital leases and financing transaction	$8,435,197

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

On April 5, 2018, the Company acquired APF (see Note 9).  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from APF was sold for $1,900,000, and leased back to the company for a period of 15 years at a monthly rate of $15,833, subject to an annual increase of 2% throughout the term of the lease.  The Company had no gain or loss resulting from the sale of the property, and the resulting lease qualifies as a capital lease.  As a result, the Company has capitalized the cost of the building and the resulting capital lease obligation liability of $1,900,000.  The resulting capital lease obligation liability of $1,769,770 as of September 30, 2018 is reflected in financing lease obligation in the accompanying consolidated balance sheets.  The payments related to this lease are reflected in the table above.

A letter of credit of $1,000,000 is to be provided to the landlord in the above QCA financing lease obligation, of which $207,311 had been satisfied as of September 30, 2018.

Operating Leases

The Company has two non-cancellable operating leases as of September 30, 2018 for its locations in San Jose, California and Oklahoma City, Oklahoma.  Approximate monthly rent obligations for these locations amount to $21,500 and $5,000 respectively.  The Company also has an office it leases in Phoenix, Arizona on a month-to-month basis.  VWES also rents certain equipment on a temporary basis to perform its services.

The five-year minimum rent payments for each location are as follows:

Fiscal Year	San Jose, CA	Oklahoma City, OK	Total
2018 (remainder of)	$22,178	$5,000	$27,178
2019	274,118	35,000	309,118
2020	282,342	-	282,342
2021	290,812	-	290,812
Thereafter	-	-	-
Total	$869,450	$40,000	$909,450

Rent expense for the three months ended September 30, 2018 and 2017 amounted to $362,327 and $88,500, respectively.  Rent expense for the nine months ended September 30, 2018 and 2017 amounted to $1,183,229 and $270,300, respectively.

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

As of December 31, 2017, the Company had an outstanding term loan with a 30% interest rate of $10,000 which was repaid during the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, the Company borrowed an aggregate total of $149,000 in additional short-term notes payable bearing interest at 15% per annum with maturity dates of three months from the date of issuance.

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

The outstanding balances for the loans were as follows:

	September 30, 2018 (Unaudited)	December 31, 2017
Lines of credit, current portion	$3,249,443	$2,012,116
Equipment loans, current portion	1,451,076	1,871,501
Term notes, current portion	525,991	10,000
Total current	5,226,510	3,893,617
Long-term portion	5,001,457	-
Total notes payable	$10,227,967	$3,893,617

Future scheduled maturities of outstanding notes payable from related parties are as follows:

12 Months Ended
September 30:

2019	$5,226,510
2020	604,329
2021	4,183,422
2022	178,607
2023	35,099
Total	$10,227,967

Note 6 – Notes Payable, Related Parties

At September 30, 2018 (unaudited), and December 31, 2017, notes payable due to related parties consisted of the following:

	September 30, 2018 (Unaudited)	December 31, 2017
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500

Note payable; bearing interest at 3.33% per month for the first 90 days and 2.22% per month thereafter; due May 26, 2017; unsecured	43,500	43,500

Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500

Note payable to the seller of VWES; bearing interest at 1% per annum; due July 31, 2017; secured by assets of VWES. The amount was extinguished and replaced by Amended and Restated Secured Promissory Note on February 22, 2018 (see Note 9).	-	300,000

Note payable; bearing at 30% per annum; due March 3, 2018; unsecured	-	11,500

Note payable; bearing at 20% per annum; due April 28, 2018; unsecured	-	20,000

Series of notes payable, bearing interest at rates from 10% to 15% per annum, with maturity dates from April 2018 to July 2018, unsecured	125,000	-

Total notes payable - related parties	$180,500	$387,000

The above notes which are in default as of September 30, 2018, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At September 30, 2018 (unaudited) and December 31, 2017, convertible notes payable consisted of the following:

	September 30, 2018 (Unaudited)	December 31, 2017
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	$25,000	$40,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,739,147	1,827,108

Secured convertible note payable issued to the seller of VWES on January 1, 2017 for an aggregate of $1,500,000, bearing interest at 5% per annum, due in full on July 1, 2018. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $8.50 per share. The amount was extinguished and replaced by the Amended and Restated Secured Promissory Note (see Note 9).	-	1,500,000

Series of convertible notes payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	10,000	30,000

On July 13, 2017, the Company entered into a variable convertible note for $43,000 with net proceeds of $40,000. The note is due April 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the note up to 180 days prior to the due date, with the prepayment penalty ranging from 10% to 27% depending on when prepaid.	-	43,000

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
	-	72,748

On September 5, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due September 5, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from September 5, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	105,000

On October 4, 2017, the Company entered into a variable convertible note for $60,000 with net proceeds of $55,000. The note is due July 4, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 4, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	60,000

On October 11, 2017, the Company entered into a variable convertible note for $58,500 with net proceeds of $55,500. The note is due on July 20, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% of the average of the three lowest trading prices of the stock for ten days prior to conversion. The Company can prepay the convertible note up to 180 days from October 11, 2017. The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on the prepayment date.	-	58,500

On November 2, 2017, the Company entered into a variable convertible note for $115,000 with net proceeds of $107,000. The note is due May 2, 2018 and bears interest at 10% per annum. The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 150,000 shares to the lender with this note, which has been recorded as a discount.	-	115,000

On November 28, 2017, the Company entered into a variable convertible note for $105,000 with net proceeds of $100,000. The note is due November 28, 2018 and bears interest at 10% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 35% of the average of the three lowest trading price during the previous ten days prior to conversion. The Company can prepay the convertible note up to 180 days from November 28, 2017. The prepayment penalty is equal to 10% to 25% of the outstanding note amount depending on the prepayment date.	-	105,000

On December 6, 2017, the Company entered into a variable convertible note for $86,000 with net proceeds of $79,000. Additional borrowings of $64,000 were received under this convertible note in January 2018. The note is due June 6, 2018 and bears interest at 10% per annum. After 180 days at the maturity date, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	-	86,000

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
	150,000	-

On March 13, 2018, the Company entered into a variable convertible note for $128,000 with net proceeds of $125,000. The note is due December 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 42% of the average of the 2 lowest trading price the previous 10 days prior to conversion. The Company can prepay the note at a penalty ranging from 15% to 40%.	-	-

On April 3, 2018, the Company entered into a variable convertible note for $85,000 with net proceeds of $79,000. The note is due January 2, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. In connection with this variable convertible note, the Company issued 386,363 shares of its Class A common stock, which has been recorded as a discount.	81,116	-

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF (see Note 9). The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.	450,000	-

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
	141,000	-

On July 16, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $214,000. The note is due July 16, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	220,000	-

On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000. The note is due April 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	88,000	-

On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	337,500	-

On September 27, 2018, the Company entered into a variable convertible note for $93,000 with net proceeds of $93,000. The note is due July 15, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	93,000	-

Total convertible notes payable	3,496,762	4,042,356

Less: discount on convertible notes payable	(745,915)	(79,630)

Total convertible notes payable, net of discount	2,750,847	3,962,726

Less: current portion of convertible notes payable	(2,300,847)	(2,302,620)

Long-term portion of convertible notes payable	$450,000	$1,660,106

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended September 30, 2018 and 2017 amounted to $303,433 and $11,468, respectively.  Amortization of debt discounts during the nine months ended September 30, 2018 and 2017 amounted to $606270 and $22,500, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $745,915 as of September 30, 2018, which is expected to be amortized over the next 12 months.

Future scheduled maturities of outstanding convertible notes payable are as follows:

12 Months Ended
September 30:

2019	$3,046,762
2020	-
2021	450,000
Total	$3,496,762

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of September 30, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the nine months ended September 30, 2018:

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

•
Issued 3,400,000 shares of Class B common stock on May 16, 2018 to various employees, officers and board members as compensation.  The value of the shares amounted to $176,800 and has been recorded as a component of general and administrative expenses for the three and nine months ended September 30, 2018.

•	Issued 250,000 shares of Class A common stock on June 7, 2018 for the conversion of $7,250 of outstanding convertible notes payable.

•	Issued 23,330 shares of Class A common stock on July 6, 2018 for a settlement valued at $2,333

•	Issued 274,295 shares of Class A common stock on July 9, 2018 for the conversion of $14,000 of outstanding convertible notes payable.

•	Issued 195,924 shares of Class A common stock on July 9, 2018 for the conversion of $10,000 of outstanding convertible notes payable.

•	Issued 175,702 shares of Class A common stock on September 7, 2018 for the conversion of $3,883 of outstanding convertible notes payable and $3,454 of accrued interest.

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

The following summarizes the stock option activity for the nine months ended September 30, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2017	782,250	$0.42	9.44
Granted	789,000	0.06
Forfeited	(56,250)	0.81
Exercised	-	0.00
Outstanding at September 30, 2018 (unaudited)	1,515,000	$0.21	9.18	$47,035

Vested and expected to vest at September 30, 2018 (unaudited)	1,515,000	$0.21	9.18	$47,035

Exercisable at September 30, 2018 (unaudited)	247,969	$0.42	8.69	$-

The following table summarizes information about options outstanding and exercisable as of September 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	704,000	9.63	$0.05	-	$0.05
0.10	85,000	9.53	0.10	-	0.10
0.13	388,500	8.84	0.13	121,406	0.13
0.26	114,000	8.56	0.26	42,750	0.26
0.90	223,500	8.52	0.90	83,813	0.90
	1,515,000			247,969

During the three months ended September 30, 2018 and 2017, stock option expense amounted to $18,914 and $36,617, respectively.  During the nine months ended September 30, 2018 and 2017, stock option expense amounted to $52,309 and $69,290, respectively.  Unrecognized stock option expense as of September 30, 2018 amounted to $205,134, which will be recognized over a period extending through May 2022.

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

During the nine months ended September 30, 2017, the Company granted an aggregate total of 2,001 warrants to individuals.  These warrants all have a 3 year contractual life, an exercise price of $2.00 per share and are vested immediately.

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

The Company compared the value of the extinguished debt, returned land and building and cancelled stock and warrants to the value of the new Amended and Restated Secured Promissory Note and new instruments issued as of February 22, 2018.  The difference of $136,300 was reflected as a gain on extinguishment of debt during the accompanying consolidated statements of operations for the nine months ended September 30, 2018.

The following is a summary of the non-cash items given as consideration to the seller of VEWS in connection with the Amended and Restated Secured Promissory Note, which is reflected in the supplemental disclosure of non-cash financing activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2018.

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

The following are the unaudited pro forma results of operations for the three and nine months ended September 30, 2018 and 2017, as if APF had been acquired on January 1, 2017.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (Unaudited)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenue	$14,653,691	$9,898,278

Net Loss	$(4,348,695)	$(2,665,537)

Net Loss per Common Share - Basic and Diluted	$(0.16)	$(0.11)

	Pro Forma Combined Financials (Unaudited)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

Revenue	$4,795,169	$2,983,003

Net Loss	$(2,874,626)	$(976,002)

Net Loss per Common Share - Basic and Diluted	$(0.10)	$(0.04)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, VWES and APF for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$2,910,462	$452,966	$1,200,529	$231,212	$4,795,169
Segment gross profit	1,108,857	83,745	617,230	276,204	2,086,036
Segment depreciation and amortization	75,755	101,190	95,817	-	272,762
Segment interest expense	170,785	(34,253)	39,443	490,886	666,861
Segment net income (loss)	337,956	(1,051,916)	(295,511)	(1,865,155)	(2,874,626)

	As of September 30, 2018
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Accounts receivable, net	$2,171,838	$417,188	$1,142,714	$8,034	$3,739,774
Goodwill	1,963,761	167,845	1,230,100	-	3,361,706
Total assets	11,434,205	3,892,825	6,289,994	679,584	22,296,608

	Three Months Ended September 30, 2017
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$2,084,565	$74,301	$-	$62,667	$2,221,533
Segment gross profit	645,360	51,706	-	4,243	701,309
Segment depreciation and amortization	72,538	111,674	-	20,835	205,047
Segment interest expense	179,491	71,404	-	173,091	423,986
Segment net income (loss)	38,192	(489,950)	-	(365,949)	(817,707)
Purchase and acquisition of long-lived assets	6,480	73,042	-	16,344	95,866

	Nine Months Ended September 30, 2018
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$7,856,208	$2,938,441	$2,162,126	$551,698	$13,508,473
Segment gross profit	2,915,421	449,168	816,688	359,833	4,541,110
Segment depreciation and amortization	220,976	309,692	191,634	16,666	738,968
Segment interest expense	469,368	31,858	68,149	1,105,045	1,674,420
Segment net income (loss)	888,904	(1,720,538)	(472,297)	(2,809,067)	(4,112,998)
Purchase and acquisition of long-lived assets	20,234	104,713	3,306,959	11,574	3,443,480

	Nine Months Ended September 30, 2017
				Unallocated
				and	Total
	QCA	VWES	APF	Eliminations	Consolidated
Revenue	$5,648,285	$1,200,381	$-	196,140	$7,044,806
Segment gross profit	1,742,209	(409,113)	-	75,547	1,408,643
Segment depreciation and amortization	217,136	313,155	-	37,501	567,792
Segment interest expense	528,144	209,395	-	342,937	1,080,476
Segment net income (loss)	(99,724)	(1,279,928)	-	(878,765)	(2,258,417)
Purchase and acquisition of long-lived assets	75,480	4,803,164	-	28,344	4,906,988

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

During the nine months ended September 30, 2018, the Company had new convertible notes which became convertible that resulted in an additional $2,305,872 initial derivative fair value, which was recorded as a derivative liability and a discount to the note payable, of which $1,042,902 was immediately recorded as a derivative expense due to the value of the derivative liability exceeding the book value of the note payable.  In addition, the Company paid off existing convertible notes which resulted in a reduction of the derivative liability and a loss on the change in value of derivatives of $766,718.

As of December 31, 2017, the fair value of the derivative liability amounted to $271,588.  As of September 30, 2018, the fair value of the derivative liability amounted to $550,033.  The change in value of the derivative liabilities for the three and nine months ended September 30, 2018 in the accompanying consolidated statements of operations amounted to a gain of $246,025 and $239,610, respectively.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the nine months ended September 30, 2018.

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted average risk-free interest rate	1.89%
Expected terms (years)	.5 to 0.79

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2018 (unaudited), and December 31, 2017:

	Fair value measurement on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2018
Liabilities
Derivatives	$-	$-	$2,243,258

As of December 31, 2017
Liabilities
Derivatives	$-	$-	$271,588

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2018:

Fair value as of December 31, 2017	$271,588
New derivative liabilities from embedded conversion features, net	1,262,970
Relief of derivative liability	(58,018)
Loss on change in fair value of derivatives	766,718
Fair value as of September 30, 2018 (unaudited)	$2,243,258

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $24,725,075 as of September 30, 2018.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

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

Results of Operations

The following are the results of our operations for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ Change

Revenue	$4,795,169	$2,221,533	$2,573,636
Cost of revenue (exclusive of depreciation)	2,709,133	1,520,224	1,188,909
Gross Profit	2,086,036	701,309	1,384,727

Operating expenses:
General and administrative expenses	3,006,974	1,001,921	2,005,053
Depreciation	262,243	173,693	88,550
Amortization	10,519	31,354	(20,835)
Loss on sale of property and equipment	57,271	0	57,271
Total operating expenses	3,337,007	1,206,968	2,130,039
Loss from operations	(1,250,971)	(505,659)	(745,312)

Other expenses
Interest expense	666,861	423,986	242,875
Change in value of derivative liabilities	1,012,743	(72,361)	1,085,104
Other (income)	(55,949)	(47,880)	(8,069)
Total other expenses	1,623,655	303,745	1,319,910

Loss before income tax	(2,874,626)	(809,404)	(2,065,222)

Income tax expense	-	8,303	(8,303)

Net loss	$(2,874,626)	$(817,707)	$(2,056,919)

Revenue

Our revenues for the three months ended September 30, 2018, increased by $2,573,636 as compared to the three months ended September 30, 2018.  In 2018, the increase in revenue related to $825,897 for QCA, $378,665 for VWES, $1,200,529 for APF which did not exist in 2017, and $168,545 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA and VWES through the acquisition of new customers and expanded business with existing customers, as well as the acquisition of APF.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the three months ended September 30, 2018, increased by $1,188,909 as compared to the three months ended September 30, 2017.  In 2018, the increase in our cost of revenue related to $362,400 for QCA, $346,626 for VWES, $583,299 for APF which did not exist in 2017, and $(103,416) for ALTIA services and other.  The increase in cost of revenue among all the different segments was the result of the increase in revenues.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended September 30, 2018, increased by $2,130,039 as compared to the three months ended September 30, 2017.  The increase consisted primarily of an increase to general and administrative expenses of $2,005,053, which was the result of increased operating activity during the third quarter of 2018 due general and administrative expenses from the acquisition of APF during the second quarter of 2018 which did not exist in 2017.

Other expenses

Other expenses for the three months ended September 30, 2018, increased by $1,319,910 as compared to 2017.  This increase was primarily due to the change in the fair value of our derivative liability.

The following are the results of our operations for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change

Revenue	$13,508,473	$7,044,806	$6,463,667
Cost of revenue (exclusive of depreciation)	8,967,363	5,636,163	3,331,200
Gross Profit	4,541,110	1,408,643	3,132,467

Operating expenses:
General and administrative expenses	5,369,706	2,263,927	3,105,779
Depreciation	690,743	498,732	192,011
Amortization	48,225	69,060	(20,835)
Loss on sale of property and equipment	414,204	-	414,204
Total operating expenses	6,522,878	2,831,719	3,691,159
Loss from operations	(1,981,768)	(1,423,076)	(558,692)

Other expenses
Interest expense	1,674,420	1,080,476	593,944
Change in value of derivative liabilities	766,718	(72,361)	839,079
Gain on extinguishment of debt	(136,300)	-	(136,300)
Other (income)	(173,608)	(181,444)	7,836
Total other expenses	2,131,230	826,671	1,304,559

Loss before income tax	(4,112,998)	(2,249,747)	(1,863,251)

Income tax expense	-	8,670	(8,670)

Net loss	$(4,112,998)	$(2,258,417)	$(1,854,581)

Revenue

Our revenues for the nine months ended September 30, 2018, increased by $6,463,667 as compared to the nine months ended September 30, 2017.  In 2018, the increase in revenue related to $2,207,923 for QCA, $1,738,060 for VWES, $2,161,126 for APF which did not exist in 2017, and $355,558 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA and VWES through the acquisition of new customers and expanded business with existing customers, as well as the acquisition of APF.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2018, increased by $3,331,200 as compared to the nine months ended September 30, 2017.  In 2018, the increase in our cost of revenue related to $1,034,711 for QCA, $879,779 for VWES, $1,345,438 for APF which did not exist in 2017, and $71,272 for ALTIA services and other.  The increase in cost of revenue among all the different segments was the result of the increase in revenues.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the nine months ended September 30, 2018, increased by $3,691,159 as compared to the nine months ended September 30, 2017.  The increase consisted primarily of an increase to general and administrative expenses of $3,105,779, which was the result of increased operating activity during the third quarter of 2018 due general and administrative expenses from the acquisition of APF during the second quarter of 2018 which did not exist in 2017.  We also had a loss from the sale of property and equipment of $414,204 during the nine months ended September 30, 2018, which was a one-time event that did not exist in 2017.

Other expenses

Other expenses for the nine months ended September 30, 2018, increased by $1,304,559 as compared to 2017.  This increase was primarily due to the change in the fair value of our derivative liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Kevin Cannon et al. v. Alpine 4 Technologies Ltd., Jeff Hail, et al, Arizona Superior Court, Maricopa County, Case No. CV2017-055699.  On October 4, 2017, Kevin Cannon and Michelle Hanby, individually and on behalf of It's a Date LLC and Brake Plus NWA, Inc., filed a lawsuit in the Arizona Superior Court, Maricopa County, against the Company and several other defendants, including Jeff Hail, the Company's Sr. Vice President. The claim against the Company alleges tortious interference of contract by the Company. The Company brought a motion to dismiss the Complaint for failure to state a claim on which relief could be granted. The Court permitted the plaintiffs to amend their complaint, which they did. The Company has filed another motion dismiss the Complaint for failure to state a claim on which relief could be granted. The Court denied the motion to dismiss. As of the date of this Report, , the Company had served discovery requests on the Plaintiffs, and the Plaintiffs had responded, but no discovery requests have been served on the Company, and no scheduling order has been entered. The Company disputes the claim against it and intends to defend vigorously against the lawsuit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2018, the Company issued 645,921 shares of its restricted Class A common stock for note conversions.

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

Dated: November 29, 2018

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)