Form 10-K
period 2018-12-31
Alpine 4 Technologies Ltd.
filed 2019-04-22
CIK 1606698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to __________

Commission file number:  000-55205

Alpine 4 Technologies Ltd.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 E Arizona Biltmore Circle Suite 237
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧       No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⌧       No ◻

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging Growth Company	⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻       No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $2,257,363.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2019, the issuer had 26,567,410 shares of its Class A common stock issued and outstanding and 5,000,000 shares of its Class B common stock issued and outstanding.

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

ITEM 1.   BUSINESS.

Our Business

Company Background and History

Alpine 4 Technologies Ltd. (“Alpine 4,” the “Company,” “we,” or “our”) was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  As of the date this Report was filed, the Company was a holding company that owned five operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; American Precision Fabricators, Inc.; Morris Sheet Metal, Corp; and JTD Spiral, Inc. (As discussed in more detail below, we previously had an additional subsidiary, Venture West Energy Services (formerly Horizon Well Testing, LLC). However, as of December 31, 2018, we discontinued operations on this company and in February 2019 filed for Chapter 7 bankruptcy.

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

Driver, Stabilizer, Facilitator (DSF)

At the heart of our acquisition model is our focus on what we call DSF, which stands for Driver, Stabilizer, Facilitator.

Driver are companies that are in emerging markets or technologies, have large upside potential for revenue and profits, and a large market opportunity to access.  These types of acquisitions are typically small, brand new companies that need structure that can support their growth.

Stabilizers are companies that have returning or “sticky” customers and consistent revenue, and that can provide solid net profit returns to Alpine 4.

Facilitators are our “secret sauce.”  We believe that our greatest competitive advantage is our highly diversified business structure combined with a collaborative business culture that helps drive out competition in our markets by bringing resources, planning, technology and capacity that our competitors do not have.

The following diagram shows how we view our various subsidiaries as drivers, facilitators, and stabilizers:

ALPINE 4™
TECHNOLOGIES Ltd.
Diversified Subsidiaries
Driver
ALTIA, LLC
Facilitator
Quality Circuit Assembly, Inc.
Facilitator
American Precision Fabricators, Inc
Stabliizer
Morris Sheet Metal, Corp
Stabliizer
JTD Spiral, Inc.
Future Acquisiton 2019
Synergies and resources leveraged to other subsidiaries and ALTIA
Each company benefits from an open source sharing of knowlege that synergistically drives innovation both vertically and horizonally across our portfolio of companies.
ALTIA G1
Brake Active
ALTIA's core automotive technologies.
$9B market opportunity

At Alpine 4, we understand how technology and innovation can accentuate a business. We strive to develop strategic synergies between our holdings to create value and operational excellence within a unique long-term perspective.

Our Strategy

Alpine 4’s strategy is to provide Fortune 500-level execution strategies in its subsidiary companies and market segments to businesses and companies that have the most to benefit from this access.

Alpine 4 feels this opportunity exists in smaller middle market operating companies with revenues between $5 and $150 million.  In this target rich environment, we believe that businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements and have greater potential for growth.   Implementation of our strategy within our holdings is accomplished by the offering of strategic and tactical MBA-level training and development, delivered via the following modules:

•	Alpine 4 Mini MBA program; and

•
An Alpine 4 developed ERP (Enterprise Resource Planning system) and collaboration system called SPECTRUMebos.  SPECTRUMebos is an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology “secret sauce” in managing our portfolio of companies and, in time, may be offered to external customers.

Diversification

It is our goal to help drive Alpine 4 into a leading, multi-faceted holding company with diverse products and services that not only benefit from one another as whole but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership, while working synergistically with other Alpine 4 holdings.   Alpine 4 has been set up with a holding company model, with Presidents who will run each subsidiary business, and Managers with specific industry related experience who, along with Kent Wilson, the CEO of Alpine 4, will help guide our portfolio of companies as needed.  Alpine 4 will work with our Presidents and Managers to ensure that our core principles of Synergy, Innovation, Drive, Excellence are implemented and internalized.  Further, we plan to work with our subsidiaries and capital partners to provide the proper capital allocation and to work to make sure each business is executing at high levels.

In 2016, we saw the beginning of our plan for diversification take hold with the acquisition of Quality Circuit Assembly, Inc. (“QCA”), when Alpine 4 acquired 100% of QCA’s stock effective April 1, 2016.  Additional information relating to our acquisition of QCA can be found in our Current Report on Form 8-K, filed with the SEC on March 15, 2016.

In October 2016, Alpine 4 formed a new Limited Liability Company called ALTIA (Automotive Logic & Technology In Action) to create an independent subsidiary for Alpine 4’s 6th Sense Auto product and its BrakeActive product.

Effective, January 1, 2017, Alpine 4 acquired 100% of Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, LLC). Additional information about the acquisition of VWES can be found below under “Recent Developments” and in our Current Reports on Form 8-K filed with the SEC on December 8, 2016, and January 13, 2017.  Due to many different circumstances but primarily from the effects of the theft event that occurred in April 2017 on December 31, 2018, we discontinued operations on this company and will begin the liquidation of the VWES assets.  In February 2019, VWES filed for Chapter 7 bankruptcy.

In April 2018, Alpine 4 acquired 100% of American Precision Fabricators (APF) Additional information relating to our acquisition of APF can be found in our Current Report on Form 8-K, filed with the SEC on April 10th 2018.

At the core of our business strategy is our focus on scalable corporate platform solutions.  We have built a strong portfolio of manufacturing, software, and energy driven businesses with a focus on long-term value creation.

As of the date of the filing of this Annual Report, our subsidiaries and product groups consisted of the following:

Subsidiaries & Product Groups

As of the date of the filing of this Report, we had the following subsidiaries and product groups:

•	ALTIA, LLC is an automotive technology company with several core product offerings.

•
6th Sense Auto is a connected car technology that provides a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention.   6thSenseAuto uses disruptive technology to improve inventory management, reduce costs, increase sales, and enhance service.

•
BrakeActive™ is a safety device that can improve a vehicle’s third brake light’s ability to greatly reduce or prevent a rear end collision by as much as 40%. According to a National Highway Traffic Safety Administration report issued in 2010, rear end collisions could be reduced by 90% if trailing vehicles had one additional second to react. The Company’s new programmable technology and device aims to provide this additional reaction time to trailing vehicles.

•
Quality Circuit Assembly (“QCA”) - Since 1988, QCA has been providing electronic contract manufacturing solutions delivered to its customers via strategic business partnerships. Our abilities encompass a wide variety of skills, beginning with prototype development and culminating in the ongoing manufacturing of a complete product or assembly. Turnkey solutions are tailored around each customer's specific requirements.  Conveniently located in San Jose, California, with close proximity to San Jose airport and all major carriers, QCA’s primary aim is to provide contract-manufacturing solutions to market leading companies within the industrial, scientific, instrumentation, military, medical and green industries.

•
American Precision Fabricators (“APF”) – Based in Fort Smith, Arkansas, APF is a sheet metal fabricator that provides American made fabricated metal parts, assemblies and sub-assemblies to Original Equipment Manufacturers (“OEM”). The Company supplies several industries with fabricated parts that it creates in-house.  It offers several production capabilities with its state-of-the-art machinery.

•
Morris Sheet Metal (“MSM”) – Based in Fort Wayne, Indiana, MSM is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•	JTD Spiral (“JTD”) - Based in Fort Wayne, Indiana, JTD is a sister company to MSM and provides specialized spiral duct work to MSM clientele.

Recent Developments

New Acquisitions

On January 9, 2019, Alpine 4 announced that it had entered into a Securities Purchase Agreement (the "SPA") with Morris Sheet Metal Corp., an Indiana corporation ("MSM"), JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation ("JTD Spiral"), Morris Enterprises LLC, an Indiana limited liability company ("Morris Enterprises") and Morris Transportation LLC, an Indiana limited liability company ("Morris Transportation"), and James Morris, Daniel Morris and Timothy Morris (each a "Seller," and collectively, the "Sellers").

The total consideration paid was $6,600,000 (the "Purchase Price"), which is the sum of the Cash Consideration paid at Closing, $3,150,000, and the Promissory Note Consideration, consisting of consist of a Secured Promissory Note to James Morris in the amount of $1,033,333.33 and a Secured Promissory Note to Timothy Morris in the amount of $1,033,333.33 and a Secured Promissory Note to  Daniel Morris in the amount of $1,033,333.33 (the "Primary Notes"), and a Secured Promissory Note to James Morris in the amount of $116,666.66 and a Secured Promissory Note to Timothy Morris in the amount of $116,666.66 and a Secured Promissory Note to  Daniel Morris in the amount of $116,666.66 (the "Supplemental Notes").  Additional information about the acquisitions and the transactions can be found in a Current Report filed by the Company on January 11, 2019.

Pursuant to the SPA, on January 1, 2019, Alpine 4 took effective control of MSM and JTD.

•
Based in Fort Wayne, Indiana, MSM is commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•	Based in Fort Wayne, Indiana, JTD is a sister company to MSM and provides specialized spiral duct work to MSM clientele.

Convertible Notes

On January 10, 2018, the Company entered into a variable convertible note for $150,000 with net proceeds of $135,000.  The note is due October 1, 2018 and bears interest at 12% per annum.  The note is immediately convertible into shares of Class A common stock at the lesser of $0.16 per share or 60% of the lowest trading price the previous 25 days prior to conversion.  The Company can prepay the note within the first 90 days following January 10, 2018 with a prepayment penalty equal to 145% of the total outstanding balance.  The Company also issued 499,999 shares to the lender with this note.  As of the date of this filing this note has been paid off.

On March 13, 2018, the Company entered into a variable convertible note for $128,000 with net proceeds of $125,000.  The note is due December 30, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of Class A common stock at a discount of 42% of the average of the 2 lowest trading price the previous 10 days prior to conversion.  The Company can prepay the note at a penalty ranging from 15% to 40%. As of the date of this filing this note has been paid off.

On April 3, 2018, the Company entered into a variable convertible note for $85,000 with net proceeds of $79,000.  The note is due January 2, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  In connection with this variable convertible note, the Company issued 386,363 shares of its Class A common stock.  As of the date of this filing this note has been paid off.

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF.  The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.

On April 9, 2018, the Company entered into a variable convertible note for $124,199 with net proceeds of $115,000.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  In connection with this variable convertible note, the Company issued 76,670 shares of its Class A common stock, along with warrants to purchase 153,340 shares of Class A common stock at an exercise price of $1 per share which are immediately vested and have a 3 years contractual life.  As of the date of this filing this note has been paid off.

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

On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500.  The note is due January 21, 2019, as amended, and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.  The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  As of the date of this filing this note has been paid off.

On July 16, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $214,000.  The note is due July 16, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. As of the date of this filing this note has been paid off.

On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000.  The note is due April 30, 2019 and bears interest at 12% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. As of the date of this filing this note has been paid off.

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

On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000.  The note is due December 14, 2018 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.  As of December 31, 2018 this note is past due.

On November 12, 2018, the Company entered into a variable convertible note for $670,000 with net proceeds of $636,000.  The note is due November 12, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200.  The note is due September 7, 2019 and bears interest at 12% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion.

Issuance of Options

On July 31, 2017, the Company issued options to purchase 488,500 shares of the Company's Class A common stock to employees and consultants of the Company. The options were issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the “Plan”).  The options granted vest over four years, and the exercise price of the options granted is $0.13, which was the last closing bid price of the Company's common stock as traded on the OTCQB Market. In addition, during 2018, the Company issued an additional 1,064,000 options to purchase shares of the Company’s Class A common stock at exercise prices ranging from $0.05 to $0.10.

The options were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Employees

As of the date of this Report, we had 156 full-time and 3 part-time employees. We believe that our relationship with our employees is good. Other than as disclosed in this Report or previously filed with the SEC, we have no employment agreements with our employees.

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

Alpine 4 has incurred net losses of $28,520,094 since inception through December 31, 2018.  This net loss was primarily driven in 2015 by stock issuance to employees and the ceasing of business operations for its subsidiary Venture West Energy Services, LLC.  Because we have yet to attain profitable operations, in their report on our financial statements for the period ended December 31, 2018, our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern.  While management believes Alpine 4 will have net operating gains beginning in 2019, there can be no guarantee that we will be able to achieve these net operating gains.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

Management of Alpine 4 cannot guarantee that Alpine 4 will continue to generate revenues which could result in a total loss of the value of your investment if it is unsuccessful in its business plans.

While Alpine 4 and its subsidiaries have long term Purchase Order arrangements with its large Contract Manufacturing customers and Master Service Agreements with its mechanical customers that can provide a level of dependable revenue, there can be no assurance that Alpine 4 will be able to continue to generate revenues or that revenues will be sufficient to maintain its business.  As a result, investors or shareholders could lose all of their investment if Alpine 4 is not successful in its proposed business plans.

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

Growth and development of operations will depend on the growth in the Alpine 4 acquisition model and from organic growth from its subsidiaries businesses.  If Alpine 4 cannot find desirable acquisition candidates, it may not be able to generate growth with future revenues.

Alpine 4 expects to acquire two additional companies in 2019, which management believes will result in significant growth in projected annualized revenue by the end of 2019.  However, there is no guarantee that it will be successful in realizing future revenue growth from its acquisition model.  As such, Alpine 4 is highly dependent on suitable candidates to acquire which the supply of those candidates cannot be guaranteed and is driven from the market for M&A.  If Alpine 4 is unable to locate or identify suitable acquisition candidates, or to enter into transactions with such candidates, or if Alpine 4 is unable to integrate the acquired businesses, Alpine 4 may not be able to grow its revenues to the extent anticipated, or at all.

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

Alpine 4's subsidiaries’ products and industries as a whole are subject to competition.  There is no guarantee that we can sustain our market position or expand our business.

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

Successful implementation of our business strategy depends on our being able to acquire additional businesses and grow our existing subsidiaries, as well as on factors specific to the industries in which our subsidiaries operate, and the state of the financial industry and numerous other factors that may be beyond our control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

•	The competitive environment in the industries in which our subsidiaries operate that may force us to reduce prices below the optimal pricing level or increase promotional spending;

•	Our ability to anticipate changes in consumer preferences and to meet customers' needs for our products in a timely cost effective manner; and

•	Our ability to establish, maintain and eventually grow market share in these competitive environments.

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

Our ability to execute our business plan also depends on other factors, including:

•	ability to keep satisfied vendor relationships

•	hiring and training qualified personnel in local markets;

•	managing marketing and development costs at affordable levels;

•	cost and availability of labor;

•	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and

•	securing required governmental approvals in a timely manner when necessary.

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

Our Certificate of Incorporation, as amended to date, authorizes us to issue 100,000,000 shares of Class A common stock, and 5,000,000 shares of Class B common stock. As of the date of this Annual Report, we had 28,507,853 shares of Class A common stock outstanding, and 5,000,000 shares of Class B common stock outstanding. Accordingly, we may issue up to an additional 71,492,144 shares of Class A common stock, and may not issue any additional shares of Class B common stock.  The future issuance of additional shares of Class A common stock may result in additional dilution in the percentage of our Class A common stock held by our then existing stockholders. We may value any Class A common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our Class A common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.  PROPERTIES.

Alpine 4 Technologies, Ltd maintains our corporate office in rented offices at 2525 E Arizona Biltmore Cir, Suite 237, Phoenix, AZ 85016. The monthly rent obligation is approximately $5,100 per month.

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

American Precision Fabricators, rents a property 4401 Savannah St. Fort Smith, AR 72903 for $15,833 per month.

ITEM 3.  LEGAL PROCEEDINGS.

Kevin Cannon et al. v. Alpine 4 Technologies Ltd., Jeff Hail, et al, Arizona Superior Court, Maricopa County, Cas No. CV2017-055699.  On October 4, 2017, Kevin Cannon and Michelle Hanby, individually and on behalf of It’s a Date LLC and Brake Plus NWA, Inc., filed a lawsuit in the Arizona Superior Court, Maricopa County, against the Company and several other defendants, including Jeff Hail, the Company’s Sr. Vice President. The claim against the Company alleged tortious interference of contract by the Company. The Company brought a motion to dismiss the Complaint for failure to state a claim on which relief could be granted. The Court permitted the plaintiffs to amend their complaint, which they did. The Company has filed another motion dismiss the Complaint for failure to state a claim on which relief could be granted. Following negotiations with the plaintiffs, the Company and the plaintiffs moved for dismissal of the Company. On January 28, 2019, the court dismissed all claims against the Company with prejudice.

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

The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Markets for the calendar years 2017 and 2018 and for the first quarter of 2019.  Our Class A common stock was accepted for trading beginning on December 19, 2016.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Calendar Year

	2019		2018		2017
	High	Low	High	Low	High	Low

First Quarter	$0.05	$0.0269	$0.34	$0.123	$14.00	$2.40
Second Quarter			$0.20	$0.050	$2.54	$0.12
Third Quarter			$0.18	$0.068	$0.25	$0.09
Fourth Quarter			$0.05	$0.115	$0.46	$0.098

The high and low sales prices for our Class A common stock on March 29, 2019, were $0.027  and $0.0269, respectively.

PLEASE NOTE: Trading in the Company’s Class A common stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.

Shareholders

As of March 31, 2019, Alpine 4 had 389 shareholders of record.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

 Adoption of 2016 Stock Option and Stock Award Plan

On November 10, 2016, the Company's Board of Directors adopted the Company's 2016 Stock Option and Stock Award Plan (the “Plan”).  Pursuant to the Plan, the Company may issue stock options, including incentive stock options and non-qualifying stock options, and stock grants to employees and consultants of the Company, as set forth in the Plan, a copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

The Company has reserved 2,000,000 shares of the Company's Class A common stock for issuance under the Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,790,000	$0.19	210,000
Equity compensation plans not approved by security holders
Total	1,790,000	$0.19	210,000

Recent Sales of Unregistered Securities

Issuances in 2018

Issuance of Convertible Notes

On January 5, 2018, the Company entered into a variable convertible note for $64,000.  The note is due July 5, 2018 and bears interest at 10% per annum.  The note is immediately convertible into the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.  As of the date of this filing this note has been paid off.

On April 3, 2018, the Company entered into a variable convertible note with an unrelated lender for $85,000.  The note is due January 2, 2019 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  As of the date of this filing this note has been paid off.

On April 5, 2018, the Company entered into a variable convertible note with an unrelated lender for $128,000.  The note is due December 18, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company’s Class A common stock at a discount of 40% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  As of the date of this filing this note has been paid off.

On April 9, 2018, the Company entered into a variable convertible note for $124,199.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for the ten days prior to conversion.  As of the date of this filing this note has been paid off.

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

Convertible Notes

On October 4, 2017, the Company entered into a convertible note with an unrelated lender for $60,000 with net proceeds of $55,000.  The note is due July 4, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from October 5, 2017.  The prepayment penalty is equal to 20% to 25% of the outstanding note amount depending on when prepaid. As of the date of this filing this note has been paid off.

On October 11, 2017, the Company entered into a convertible note with an unrelated lender for $58,500 with net proceeds of $55,500.  The note is due July 20, 2018 and bears interest at 12% per annum.  After 180 days, the note is convertible to the Company's Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from October 11, 2017.  The prepayment penalty is equal to 10% to 27% of the outstanding note amount depending on when prepaid. As of the date of this filing this note has been paid off.

On November 2, 2017, the Company entered into a variable convertible note with unrelated 3rd party for $115,000 with net proceeds of $107,000.  The note is due May 2, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from November 2, 2017 with a $750 prepayment penalty. As of the date of this filing this note has been paid off.

On November 1, 2017, in contemplation of entering into the November 2, 2017 note, the Company released 150,000 shares of the 500,000 returnable shares (see Note 8 – Other items Related to Equity).  The shares were consideration for the second note dated November 2, 2017, and as such will be accounted for as a discount associated with that note.

On November 28, 2017, the Company entered into a variable convertible note with unrelated third party for $105,000.  The note is due June 15, 2018 and bears interest at 10% per annum.  The note is immediately convertible to the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  The Company can prepay the convertible note up to 180 days from November 28, 2018 with a $750 prepayment penalty. As of the date of this filing this note has been paid off.

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

Issuance of Equity Securities in Venture West/Horizon Transaction

In connection with the acquisition of Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, L.L.C.), described in more detail above under “Recent Developments,” Alpine 4 purchased all of the outstanding stock of VWES (the “VWES Stock”) from Alan Martin (the “Seller”).  The purchase price paid by Alpine 4 for the VWES Stock consisted of cash, a note, a convertible note, and securities consideration.  The “Cash Consideration” paid was $2,200,000.  The “Note” consisted of a secured note in the amount of $300,000, secured by a subordinated security interest in the assets of VWES .  The Note bears interest at 1% and will be payable in full by April 30, 2017.  The “Convertible Note” consisted of a secured convertible note in the amount of $1,500,000, secured by a subordinated security interest in the assets of VWES .  The VWES Seller has the opportunity to convert the Convertible Note into shares of Alpine 4’s Class A common stock at a conversion price of $8.50 after a restricted period according to securities laws.    The Convertible Note bears interest at 5% and is payable in full with a balloon payment on the 18-month anniversary of the closing date of the transaction with no monthly payments.  The “Securities” consisted of two components, an aggregate of 379,403 shares of Alpine 4’s Class A common stock issued to the Seller, and a warrant to purchase an additional 75,000 shares of Class A common stock.

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

Stock Options to Employees

On April 7, 2017, the Company issued 741,500 options to purchase shares of the Company’s Class A common stock to 34 employees and consultants of the Company. The options were issued pursuant to the Company’s 2016 Stock Option and Stock Award Plan (the “Plan”).  The options granted vest and the exercise price of the options granted was $0.90, which was the last closing bid price of the Company’s common stock as traded on the OTC QB Market..

On April 10, 2018, the Company issued 85,000 options to purchase shares of the Company’s Class A common stock to APF employees. The options were issued pursuant to the Plan.  The options granted vest and the exercise price of the options granted was $0.10, which was the last closing bid price of the Company’s common stock as traded on the OTC QB Market.  The options vest quarterly over four years.

On May 16, 2018, the Company issued 704,000 options to purchase shares of the Company’s Class A common stock to VWES employees. The options were issued pursuant to the Plan.  The options granted vest and the exercise price of the options granted was $0.05, which was the last closing bid price of the Company’s common stock as traded on the OTC QB Market.  The options vest quarterly over four years.

On December 31, 2018, the Company issued 275,000 options to purchase shares of the Company’s Class A common stock to two employees. The options were issued pursuant to the Plan.  The options granted vest and the exercise price of the options granted was $0.05, which was the last closing bid price of the Company’s common stock as traded on the OTC QB Market.  The options vest quarterly over four years.

The Company provided to each of the recipients of the Options copies of the Company’s public filings including the financial information and other disclosures about the Company. The options were issued to the recipients without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and rules and regulations promulgated thereunder. The issuance of the options did not involve a public offering of the Company’s securities.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2018, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers

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

As of the date of this Report, the Company was a holding company that owned five operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; American Precision Fabricators, Inc.; Morris Sheet Metal, Corp; and JTD Spiral, Inc. (As discussed in more detail below, we previously had an additional subsidiary, Venture West Energy Services (formerly Horizon Well Testing, LLC). However, as of December 31, 2018, we discontinued operations on this company.)

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

Alpine 4 feels this opportunity exists in smaller middle market operating companies with revenues between $5 to $150 million.  In this target rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements and have greater potential for growth.   Implementation of our strategy within our holdings is accomplished by the offering of strategic and tactical MBA-level training and development, delivered via the following modules:

•	Alpine 4 Mini MBA program; and

•
An Alpine 4 developed ERP (Enterprise Resource Planning system) and collaboration system called SPECTRUMebos.  SPECTRUMebos is an Enterprise Business Operating System (ebos).  This system will combine the key technology software components of Accounting and Financial Reporting, an Enterprise Resource Planning System (ERP), a Document Management System (DMS), a Business Intelligence (BI) platform and a Customer Resource Management (CRM) hub which will be tethered to management reporting and collaboration toolsets. Management believes that these tools will help drive real-time information in two directions: first, to the front lines by empowering customer-facing stakeholders; and second, back to management for planning, problem solving, and integration.   Management believes that SPECTRUMebos will be the technology "secret sauce" in managing our portfolio of companies and, in time, may be offered to external customers.

Business Seasonality and Product Introductions

Following the acquisition of the Quality Circuit Assembly, Inc., VWES and APF, the Company expects to experience higher net sales in its third and fourth quarters compared to other quarters in its fiscal year Each company has varying seasonality to their sales and will be reflected in the financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $28,520,094 as of December 31, 2018.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

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

Results of Operations

The following are the results of our operations for the year ended December 31, 2018 as compared to 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017	$ Change

Revenue	$14,261,794	$8,318,016	$5,943,778
Cost of revenue	9,440,998	5,907,421	3,533,577
Gross Profit	4,820,796	2,410,595	2,410,201

Operating expenses:
General and administrative expenses	5,470,148	2,814,111	2,656,037
Total operating expenses	5,470,148	2,814,111	2,656,037
Loss from operations	(649,352)	(403,516)	(245,836)

Other expenses
Interest expense	3,121,201	1,262,493	1,858,708
Change in value of derivative liabilities	(604,219)	126,054	(730,273)
Gain on extinguishment of debt	(6,305)	0	(6,305)
Other (income)	(119,737)	(246,895)	127,158
Total other expenses	2,390,940	1,141,652	1,249,288

Loss before income tax	(3,040,292)	(1,545,168)	(1,495,124)

Income tax expense	(43,399)	(258,392)	214,993

Loss from continuing operations	(2,996,893)	(1,286,776)	(1,710,117)

Discontinue operations	(4,911,124)	(1,710,644)	(3,200,480)

Net loss	$(7,908,017)	$(2,997,420)	$(4,910,597)

Revenue

Our revenues for the year ended December 31, 2018, increased by $5,943,778 as compared to the year ended December 31, 2017.  In 2018, the increase in revenue is related to $2,744,022 for QCA, $3,104,791 for APF which did not exist in 2017, and $94,965 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA through the acquisition of new customers and expanded business with existing customers, as well as the acquisition of APF.  We expect our revenue to continue to grow during the next year.

Cost of revenue

Our cost of revenue for the year ended December 31, 2018, increased by $3,533,577 as compared to the year ended December 31, 2017.  In 2018, the increase in our cost of revenue related to $1,602,387 for QCA, $2,026,716 for APF which did not exist in 2017, and $(95,526) for ALTIA services and other.  The increase in cost of revenue among all the different segments was the result of the increase in revenues.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the year ended December 31, 2018, increased by $2,656,037 as compared to the year ended December 31, 2017.  The increase consisted primarily of an increase to general and administrative expenses of was the result of increased operating activity resulting from the acquisition of APF during the second quarter of 2018 which did not exist in 2017.

Other expenses

Other expenses for the year ended December 31, 2018, increased by $1,249,288 as compared to 2017. This increase was primarily due to an increase in interest expense due to the issuance of new convertible debentures offset by the change in the fair value of our derivative liability.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

 The operating results for VWES have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2018 and 2017 as discontinued operations and are summarized below:

	Years Ended
	December 31,	December 31,
	2018	2017
Revenue	$3,040,458	$1,773,474
Cost of revenue	2,974,313	2,288,815
Gross Profit	66,145	(515,341)
Operating expenses	5,045,078	890,856
Loss from operations	(4,978,933)	(1,406,197)
Other income (expenses)	67,809	(304,447)
Net loss	$(4,911,124)	$(1,710,644)

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2018, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Capital lease obligations	817,181	1,685,667	1,740,779	8,763,471	13,007,098
Operating lease obligations	274,118	573,154	-	-	847,272
Notes payable, related parties	132,000	-	-	-	132,000
Notes payable, non-related parties	3,645,603	4,450,566	66,875	-	8,163,044
Convertible notes payable	3,587,587	450,000	-	-	4,037,587
Total	8,456,489	7,159,387	1,807,654	8,763,471	26,187,001

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

For a summary of our critical accounting policies, refer to Note 2 of our consolidated financial statements included under Item 8 – Financial Statements in this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2018.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective.

2. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2018.

Areas of material weakness include:

•	inadequate segregation of duties

•	inadequate control activities and monitoring processes over financial reporting

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2018.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Biographical Information for Jeff Hail

Jeff Hail is the Sr. Chief Operating Officer (COO) of Alpine 4 Technologies, Ltd. Raised and educated in Scottsdale, AZ; Mr. Hail earned his Bachelors of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University  Mr. Hail’s professional experience has been both in the government and private sector.  As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding and administering highway services contracts.

In the private sector, Mr. Hail experienced success by starting a number different companies and building them to be the leaders in their niche sectors from both electronics manufacturing to e-commerce.  As a result, he brings a broad-based experience level with the operational aspects of running a business in today’s realm.

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

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2018, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2018:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, Director	1	1	None
Charles Winters, Director	0	1	1
Scott Edwards, Director	1	1	None
Ian Kantrowitz, Director	2	2	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Outstanding Equity Awards

David Schmitt, the Company’s CFO through December 31, 2017, was granted 400,000 options on April 7, 2017 with a vesting period of 4 years and an exercise price of $0.90.  The options had a fair value of $311,563 on the date of grant as calculated under ASC 718.  Of the options included in this grant, 350,000 forfeited as of December 31, 2017.  Mr. Schmitt was also granted 100,000 options on July 31, 2017 with a vesting period of 4 years and an exercise price of $0.13.  The options had a fair value of $12,850 on the date of grant as calculated under ASC 718.  Of the options included in this grant, 93,750 forfeited as of December 31, 2017.

Director Compensation

The following table sets forth the amounts paid to the Company's directors for their service as directors of the Company.  Please note: the compensation of Mr. Wilson, who is also an executive officer of the Company, is set forth above.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Kantrowitz	$0	26,000	$0	$0	$0	$0	$26,000
Kent Wilson	$0	44,200	$0	$0	$0	$0	$44,200
Charles Winters	$0	26,000	$0	$0	$0	$0	$26,000
Scott Edwards	$0	7,800	$0	$0	$0	$0	$7,800

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 Class A and Class B common stock as of March 31, 2019, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group.  The percentages are based on the following figures:

•	28,507,853, shares of Alpine 4 Class A common stock outstanding as of March 31, 2019

•	5,000,000 shares of Alpine 4 Class B common stock outstanding as of March 31, 2019.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1)	Amount of beneficial ownership of Class A Common Stock	Amount of beneficial ownership of Class B Common Stock	Percentage of Class A Common Stock (2)	Percentage of Class B Common Stock	Voting Power (3)

Kent B. Wilson, Chief Executive Officer, Director(4)	2,401,689	1,850,000	9.40%	37.00%	27.67%
Jeff Hail, Chief Operating Officer	541,000	350,000	2.12%	7.00%	5.35%
Scott Edwards, Director (5)	252,000	350,000	0.99%	7.00%	4.97%
Charles Winters, Director (6)	709,800	700,000	2.78%	14.00%	10.21%
Ian Kantrowitz, Director (7)	847,371	700,000	3.32%	14.00%	10.39%
Richard Evans 515 W. Coliseum Blvd Ft. Wayne, IN 46808	3,270,000	0	12.80%	0%	4.33%
All Officers and Directors As a Group (5 persons)	4,751,860	3,950,000	18.61%	79.00%	58.58%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Technologies Ltd., 2525 E Arizona Biltmore Cir, Suite 237, Phoenix AZ 85016.
(2)	The percentages listed in the table are based on 28,507,853 shares of Alpine 4 Class A common stock outstanding as of March 31, 2019.
(3)
The Voting Power column includes the effect of shares of Class B common stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  The total voting power for each person is also explained in the footnotes below.

(4)
Mr. Wilson owned as of the date of this Report 2,401,689 shares of Class A common stock, and 1,850,000 shares of Class B common stock, which represents an aggregate of 20,901,689 votes, or approximately 27.67% of the voting power.

(5)
Mr. Edwards owned as of the date of this Report 252,000 shares of Class A Common Stock.  Additionally, Mr. Edwards owned 350,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 3,752,000 votes, or approximately 4.97 % of the voting power.

(6)
Mr. Winters owned as of the date of this Report 709,800 shares of Class A Common Stock.  Additionally, Mr. Winters owns 700,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 7,709,800 votes, or approximately 10.21% of the voting power.

(7)
Mr. Kantrowitz owned as of the date of this Report 847,371 shares of Class A Common Stock.  Additionally, Mr. Kantrowitz owned 700,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 7,847,371 votes, or approximately 10.39% of the voting power.

(8)
Mr. Jeff Hail owned as of the date of this Report 541,000 shares of Class A Common Stock.  Additionally, Mr. Hail owned 350,000 shares of Alpine 4 Class B Common Stock which together with the Class A Common Stock will represent an aggregate of 4,041,000 votes, or approximately 5.35% of the voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

The Company has outstanding notes payable due to related parties totaling $132,000 at December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone Bailey

Set below are aggregate fees billed by Malone Bailey for professional services rendered for the year ended December 31, 2018.

Audit Fees

The fees for the audit and review services billed and to be billed by Malone Bailey for the period from January 1, 2018, to December 31, 2018 were $228,766.

Audit Related Fees

The fees for the audit related services billed and to be billed by Malone Bailey for the period from January 1, 2018, to December 31, 2018 were $0.

Tax Fees

The fees for the tax related services billed and to be billed by Malone Bailey for the period from January 1, 2018, to December 31, 2018 were $0.

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

ALPINE 4 TECHNOLOGIES, LTD.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alpine 4 Technologies, Ltd.
Phoenix, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpine 4 Technologies, Ltd. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015.
Houston, Texas
April 22, 2019

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$207,205	$128,512
Accounts receivable	2,610,354	1,560,480
Inventory	2,175,795	1,212,546
Capitalized contract costs	64,234	-
Prepaid expenses and other current assets	222,200	154,385
Assets of discontinued operations	121,296	574,174
Total current assets	5,401,084	3,630,097

Property and equipment, net	7,990,556	5,023,758
Intangible asset, net	677,210	752,622
Goodwill	3,193,861	1,963,761
Other non-current assets	290,238	258,238
Assets of discontinued operations	387,727	4,342,474

TOTAL ASSETS	$17,940,676	$15,970,950

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,102,970	$1,367,989
Accrued expenses	1,254,853	739,645
Deferred revenue	25,287	64,918
Derivative liabilities	1,892,321	271,588
Deposits	12,509	12,509
Notes payable, current portion	3,645,603	1,814,689
Notes payable, related parties, current portion	132,000	43,500
Convertible notes payable, current portion, net of discount of $942,852 and $79,630	2,644,735	2,302,620
Financing lease obligation, current portion	105,458	24,590
Net liabilities of discontinued operations	2,752,447	3,344,974
Total current liabilities	15,568,183	9,987,022

Notes payable, net of current portion	4,517,441	-
Convertible notes payable, net of current portion	450,000	1,660,106
Financing lease obligations, net of current portion	8,295,176	6,560,112
Deferred revenue	-	43
Deferred tax liability	608,304	181,703

TOTAL LIABILITIES	29,439,104	18,388,986

REDEEMABLE COMMON STOCK
Class A Common stock, $0.0001 par value, 0 and 379,403 shares issued and outstanding at December 31, 2018 and 2017	-	1,439,725

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2018 and 2017	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,567,410 and 23,222,087 shares issued and outstanding at December 31, 2018 and 2017	2,575	2,322
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 1,600,000 shares issued and outstanding at December 31, 2018 and 2017	500	160
Additional paid-in capital	17,018,591	16,573,632
Accumulated deficit	(28,520,094)	(20,433,875)
Total stockholders' deficit	(11,498,428)	(3,857,761)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,940,676	$15,970,950

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenue	$14,261,794	$8,318,016
Cost of revenue	9,440,998	5,907,421
Gross Profit	4,820,796	2,410,595

Operating expenses:
General and administrative expenses	5,470,148	2,814,111

Total operating expenses	5,470,148	2,814,111
Loss from operations	(649,352)	(403,516)

Other expenses
Interest expense	(3,121,201)	(1,262,493)
Change in value of derivative liability	604,219	(126,054)
Gain on extinguishment of debt	6,305	-
Other income	119,737	246,895
Total other expenses	(2,390,940)	(1,141,652)

Loss before income tax	(3,040,292)	(1,545,168)

Income tax (benefit)	(43,399)	(258,392)

Loss from continuing operations	(2,996,893)	(1,286,776)

Discontinued operations:
Loss from discontinued operations	(4,911,124)	(1,710,644)
Total discontinued operations	(4,911,124)	(1,710,644)

Net loss	$(7,908,017)	$(2,997,420)

Weighted average shares outstanding :
Basic	28,447,969	23,858,031
Diluted	28,447,969	23,858,031

Basic and Diluted Loss per shares
Continuing operations	$(0.11)	$(0.06)
Discontinued operations	(0.17)	$(0.07)
	$(0.28)	(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	21,474,481	$2,148	1,600,000	$160	$16,228,106	$(17,436,455)	$(1,206,041)

Issuance of shares of common stock for cash	132,209	13			39,987		40,000
Issuance of shares of common stock to consultants for services	578,640	57			62,027		62,084
Issuance of shares of common stock for convertible note payable and accrued interest	886,757	89			99,484		99,573
Issuance shares for discount on convertible note payable	150,000	15			16,485		16,500
Reclassification of derivative liability					(252,633)		(252,633)
Derivative liability resolution					222,099		222,099
Issuance of warrants for acquisition of VWES					40,941		40,941
Share-based compensation expense					87,136		87,136
Beneficial conversation feature associated with convertible notes					30,000		30,000
Net loss						(2,997,420)	(2,997,420)

Balance, December 31, 2017	23,222,087	2,322	1,600,000	160	16,573,632	(20,433,875)	(3,857,761)

Adoption of ASC 606						(178,202)	(178,202)
Issuance of shares for discount/inducement on convertible note payable	1,849,999	104			65,910		66,014
Issuance of shares of common stock for modification of debt	100,000	10			14,990		15,000
Issuance of shares of common stock for convertible note payable and accrued interest	1,015,921	101			54,086		54,187
Reclassification of shares from mezzanine	379,403	38			(38)		-
Change in fair value of warrant modification					4,310		4,310
Shares issued for employee compensation			3,400,000	340	176,460		176,800
Derivative liability resolution					58,018		58,018
Share-based compensation expense					71,223		71,223
Net loss						(7,908,017)	(7,908,017)

Balance, December 31, 2018	26,567,410	$2,575	5,000,000	$500	$17,018,591	$(28,520,094)	$(11,498,428)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(7,908,017)	$(2,997,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	871,847	671,423
Amortization	75,412	92,080
Gain on extinguishment of debt	(136,300)
Loss on disposal of fixed assets	536,772	18,841
Change in value of derivative liabilities	(604,219)	126,054
Employee stock compensation	71,223	87,136
Stock issued for services	176,800	62,084
Amortization of debt issuance	213,354	50,500
Amortization of debt discounts	1,428,954	89,292
Impairment of assets	1,764,382	-
Change in current assets and liabilities:
Accounts receivable	398,371	(506,436)
Inventory	(348,194)	(282,432)
Capitalized contracts costs	37,300
Prepaid expenses and other assets	159,927	(120,379)
Accounts payable	1,441,304	546,825
Accrued expenses	929,323	723,733
Income tax payable		(20,123)
Deferred tax	(43,399)	(105,450)
Deferred revenue	(319,410)	52,425
Net cash used in operating activities	(1,254,570)	(1,511,847)

INVESTING ACTIVITIES:
Capital expenditures	(271,516)	(192,805)
Proceeds from insurance claim on automobiles and trucks	-	237,732
Proceeds from the sale of fixed assets	318,879	-
Acquisition, net of cash acquired	(1,976,750)	(1,937,616)
Net cash used in investing activities	(1,929,387)	(1,892,689)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	145,000	105,500
Proceeds from issuances of notes payable, non-related party	924,750	1,952,390
Proceeds from issuances of convertible notes payable	2,355,950	785,500
Proceeds from sale of common stock	-	40,000
Proceeds from sale leaseback transaction	1,900,000	-
Repayments of notes payable, related party	(56,500)	(223,500)
Repayments of notes payable, non-related party	(741,079)	(247,084)
Repayments of convertible notes payable	(1,417,133)	(219,721)
Proceeds from line of credit, net	327,325	709,201
Cash paid on financing lease obligations	(175,663)	(1,691)

Net cash provided by financing activities	3,262,650	2,900,595

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	78,693	(503,941)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	335,823	839,764

CASH AND RESTRICTED CASH, ENDING BALANCE	$414,516	$335,823

CASH PAID FOR:
Interest	$1,162,149	$1,219,080
Income taxes	$-	$2,167

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$54,187	$99,573
Common stock issued for convertible note discount	$11,917	$16,500
Issuance of convertible note for acquisition	$450,000	$1,500,000
Issuance of note payable for acquisition	$1,950,000	$300,000
Issuance of warrants for acquisition	$-	$40,941
Issuance of redeemable common stock for acquisition	$-	$1,439,725
Debt discount from convertible note payable	$-	$30,000
Debt discount due to derivative liabilities	$2,282,970	$115,000
Reclassification of warrants embedded conversion option as derivative liability	$-	$252,633
Notes payable and redeemable common stock restructuring	$3,197,538	$-
Capital leases	$247,000	$-
Proceeds from sale of assets offset directly against debt	$1,141,588	$-
Release of derivative liability	$58,018	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Note 1 – Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  The Company is a technology holding company owning four companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, LLC); and American Precision Fabricators, Inc., an Arkansas corporation (“APF”).   On April 5, 2018, the Company acquired 100% of the outstanding shares of APF (see Note 9).

Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2018 and 2017.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of December 31, 2018 and 2017, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,	December 31,
	2018	2017
Cash	$207,205	$128,512
Restricted cash included in other non-current assets	207,311	207,311
Total cash and restricted cash shown in consolidated statements of cash flows	$414,516	$335,823

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Major Customers

The Company had two customers that made up 29% and 27%, respectively, of accounts receivable as of December 31, 2018.  The Company had two customers that made up 41% and 13%, respectively, of accounts receivable as of December 31, 2017.

For the years ended December 31, 2018, the Company had two customer that made up 29% and 13% of total revenues.  For the years ended December 31, 2017, the Company had one customer that made up approximately 36% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2018 and 2017, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or net realizable value. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into four areas, raw materials, WIP, finished goods, and In-Transit.  Below is a breakdown of how much inventory was in each area as of December 31, 2018 and 2017:

	2018	2017
Raw materials	$676,621	$577,259
WIP	-	440,586
Finished goods	1,499,174	161,310
In Transit	-	33,391
	$2,175,795	$1,212,546

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

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Automobiles and trucks	$155,179	$-
Machinery and equipment	2,548,855	1,276,779
Office furniture and fixtures	109,619	7,056
Building	5,795,000	3,895,000
Leasehold improvements	261,608	261,608
Less: Accumulated depreciation	(879,705)	(416,685)
	$7,990,556	$5,023,758

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	531,187	531,187
Less: Accumulated amortization	(232,451)	(157,039)
	$677,210	$752,622

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows.

Year Ending December 31,
2019	79,960
2020	79,960
2021	79,960
2022	46,361
2023	46,361
Thereafter	344,608
Total	677,210

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Restricted Cash	$207,311	$207,311
Deposits	50,927	50,927
Other	32,000	-
	$290,238	$258,238

Restricted cash consists of deposit account collateralizing letters of credit in favor of the counterparty in our lease financing obligation.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Accounting for the Impairment of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During all periods presented, there have been no impairment losses, except to the impairment loss of $1,596,537 for the year ended December 31, 2018 related to the discontinued operation.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2018 and 2017, the reporting units with goodwill were QCA and APF.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria the company believes there not to be any triggers for potential impairment of goodwill and therefore the Company has recorded no impairment of goodwill in any period presented, except to the impairment of goodwill of $167,845 for the year ended December 31, 2018 related to the discontinued operation.

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

Redeemable Common Stock

As discussed in Note 9 below, 379,403 shares of the Company's Class A common stock that were issued as consideration for the VWES acquisition contain a redemption feature which allows for the redemption of common stock at the option of the holder. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.   Accordingly, at December 31, 2017, 379,403 shares of Class A common stock were classified outside of permanent equity at its redemption value.  During the year ended December 31, 2018, the shares were redeemed and classified as permanent equity.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC Topic 605.

The Company recorded a net increase to its opening accumulated deficit of $178,202 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact related to recognition of revenue and costs relating to the sales of the 6th Sense Auto service.  Under the new revenue standard, sales of the Company’s 6th Sense Auto service, which includes a hardware and a monthly subscription component, are required to be treated as a single performance obligation and recognized over time.  As a result, the deferred revenue increased by $279,736 and capitalized contract costs increased by $101,534.  The impact to the consolidated statement of operations for the year ended December 31, 2018 was a net increase of $279,736 to revenue and a net increase of $101,534 to cost of revenue as a result of applying ASC Topic 606.

Revenues under ASC Topic 606 are recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.  The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

ALTIA
Revenues recorded by ALTIA relate primarily to the Company’s 6th Sense Auto service.  The Company accounts for its revenue by deferring the total contract amount and recognizing the amounts over the monthly subscription period, ranging from 12 to 36 months.

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

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by ASC 505-50.

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

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features.

Related Party Disclosure

ASC 850, Related Party Disclosures, requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, and APF have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

Note 4 – Leases

As of December 31, 2018, the future minimum capital lease and financing transaction payments, net of amortization of debt issuance costs, were as follows:

Year Ending December 31,
2019	817,181
2020	836,022
2021	849,645
2022	865,351
2023	875,428
Thereafter	8,763,471
Total	13,007,098
Less: Current capital leases and financing transaction	(105,458)
Less: imputed interest	(4,606,464)
Non-current capital leases and financing transaction	$8,295,176

In 2016, the Company sold a building and used the money to purchase QCA.  Because this is a financing transaction, the sale is recorded under "financing lease obligation" on the accompanying consolidated balance sheet and amortized over the 15-year term of the lease.  The term of the lease has been extended through December 31, 2032 at a monthly rate of approximately $69,000.  These payments are reflected in the table above.

On April 5, 2018, the Company acquired APF (see Note 9).  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from APF was sold for $1,900,000, and leased back to the company for a period of 15 years at a monthly rate of $15,833, subject to an annual increase of 2% throughout the term of the lease.  The Company had no gain or loss resulting from the sale of the property, and the resulting lease qualifies as a capital lease.  As a result, the Company has capitalized the cost of the building and the resulting capital lease obligation liability of $1,900,000.  The resulting capital lease obligation liability of $1,763,903 as of December 31, 2018 is reflected in financing lease obligation in the accompanying consolidated balance sheets.  The payments related to this lease are reflected in the table above.

Operating Leases

The Company has two non-cancellable operating leases as of December 31, 2018 for its locations in San Jose, California.  Approximate monthly rent obligations for these locations amount to $21,500 and $5,000 respectively.  The Company also has an office it leases in Phoenix, Arizona on a month-to-month basis.

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

The five-year minimum rent payments for each location are as follows:

Year Ending December 31,
2019	$274,118
2020	282,342
2021	290,812
Thereafter	-
Total	$847,272

Rent expense for the years ended December 31, 2018 and 2017 amounted to $447,595 and $468,673, respectively.

Note 5 – Notes Payable

In May 2018, APF also secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF’s outstanding accounts receivable.

As of December 31, 2017, the Company had an outstanding term loan with a 30% interest rate of $10,000 which was repaid during the year ended December 31, 2018.  During the years ended December 31, 2018, the Company borrowed an aggregate total of $149,000 in additional short-term notes payable bearing interest at 15% per annum with maturity dates of three months from the date of issuance.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020.

On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 (“Secured APF Notes”) as part of the consideration for the purchase of APF (see Note 9).  The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding.

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF.  The note bears interest at 11.75% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022.

The outstanding balances for the loans as of December 31, 2018 and 2017 were as follows:

	2018	2017
Lines of credit, current portion	$2,504,440	$1,657,610
Equipment loans, current portion	260,301	147,079
Term notes, current portion	880,862	10,000
Total current	3,645,603	1,814,689
Long-term portion	4,517,441	-
Total notes payable	$8,163,044	$1,814,689

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Year Ending December 31,
2019	$3,645,603
2020	4,271,959
2021	178,607
2022	66,875
Total	$8,163,044

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Note 6 – Notes Payable, Related Parties

At December 31, 2018 and 2017, notes payable due to related parties consisted of the following:

	2018	2017
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500

Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500

Note payable; bearing at 30% per annum; due March 3, 2018; unsecured	-	11,500

Note payable; bearing at 20% per annum; due April 28, 2018; unsecured	-	20,000

Series of notes payable, bearing interest at rates from 10% to 15% per annum, with maturity dates from April 2018 to July 2018, unsecured	120,000	-

Total notes payable - related parties	$132,000	$43,500

The above notes which are in default as of December 31, 2018, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At December 31, 2018 and 2017, convertible notes payable consisted of the following:

	2018	2017
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	$25,000	$40,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,654,588	1,827,108

Secured convertible note payable issued to the seller of VWES on January 1, 2017 for an aggregate of $1,500,000, bearing interest at 5% per annum, due in full on July 1, 2018. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $8.50 per share. The amount was extinguished and replaced by the Amended and Restated Secured Promissory Note (see Note 9).	-	1,500,000

Series of convertible notes payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	10,000	30,000

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

On July 13, 2017, the Company entered into a variable convertible note for $43,000 with net proceeds of $40,000. The note is due April 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 38% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The Company can prepay the note up to 180 days prior to the due date, with the prepayment penalty ranging from 10% to 27% depending on when prepaid.	-	43,000

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

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

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
	95,000	-

On March 13, 2018, the Company entered into a variable convertible note for $128,000 with net proceeds of $125,000. The note is due December 30, 2018 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of Class A common stock at a discount of 42% of the average of the 2 lowest trading price the previous 10 days prior to conversion. The Company can prepay the note at a penalty ranging from 15% to 40%.	-	-

On April 3, 2018, the Company entered into a variable convertible note for $85,000 with net proceeds of $79,000. The note is due January 2, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. In connection with this variable convertible note, the Company issued 386,363 shares of its Class A common stock, which has been recorded as a discount.	-	-

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF (see Note 9). The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.	450,000	-

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
	61,699	-

On April 9, 2018, the Company entered into a variable convertible note for $37,800 with net proceeds of $35,000. The note is due January 9, 2019 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	37,800	-

On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500. The note is due December 4, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.	165,000	-

On July 16, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $214,000. The note is due July 16, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	-	-

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000. The note is due April 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	88,000	-

On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	337,500	-

On September 27, 2018, the Company entered into a variable convertible note for $93,000 with net proceeds of $93,000. The note is due July 15, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	93,000	-

On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14,2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	220,000	-

On November 12, 2018, the Company entered into a variable convertible note for $670,000 with net proceeds of $636,000. The note is due November 12, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	670,000	-

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion.	130,000	-

Total convertible notes payable	4,037,587	4,042,356
Less: discount on convertible notes payable	(942,852)	(79,630)
Total convertible notes payable, net of discount	3,094,735	3,962,726
Less: current portion of convertible notes payable	(2,644,735)	(2,302,620)
Long-term portion of convertible notes payable	$450,000	$1,660,106

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the years ended December 31, 2018 and 2017 amounted to $1,428,954 and $89,292, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $942,852 as of December 31, 2018, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2016	$2,007,557
Issuance of convertible notes payable for acquisition of VWES	1,500,000
Issuance of convertible notes payable for cash	836,000
Repayment of notes	(219,721)
Conversion of notes payable to common stock	(88,902)
Discount from issuance of common stock	(16,500)
Discount from beneficial conversion feature	(30,000)
Discount from derivative liabilities	(115,000)
Amortization of debt discounts	89,292
Balance outstanding, December 31, 2017	3,962,726
Issuance of convertible notes payable for acquisition of APF	450,000
Issuance of convertible notes payable for cash	2,355,950
Issuance for debt discounts	147,341
Extinguishment of convertible note	(1,500,000)
Repayment of notes	(1,417,133)
Conversion of notes payable to common stock	(50,133)
Discount from beneficial conversion feature	(2,282,970)
Amortization of debt discounts	1,428,954
Balance outstanding, December 31, 2018	$3,094,735

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of December 31, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the year ended December 31, 2018:

•
Issued 499,999 shares of its Class A common stock in connection with a convertible note payable.  The note payable had an embedded conversion option that was a derivative, and the residual amount after allocating proceeds to the derivative was $0.  Accordingly, no discount was recognized.

•	Issued 120,000 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $15,600.

•	Issued 100,000 shares of the Company's Class A common stock related to the Amended Agreement with the seller of VWES.

•	Issued 76,670 shares of Class A common stock in connection with a convertible note payable. The value of the shares amounted to $9,584 and has been recorded as a discount to the note payable.

•
Issued 3,400,000 shares of Class B common stock to various employees, officers and board members as compensation.  The value of the shares amounted to $176,800 and has been recorded as a component of general and administrative expenses for the year ended December 31, 2018.

•	Issued 250,000 shares of Class A common stock for the conversion of $7,250 of outstanding convertible notes payable.

•	Issued 23,330 shares of Class A common stock with debt valued at $2,333.

•	Issued 274,295 shares of Class A common stock for the conversion of $14,000 of outstanding convertible notes payable.

•	Issued 195,924 shares of Class A common stock for the conversion of $10,000 of outstanding convertible notes payable.

•	Issued 175,702 shares of Class A common stock for the conversion of $3,883 of outstanding convertible notes payable and $3,454 of accrued interest.

•	Issued 1,250,000 shares of Class A common stock as an inducement to investors to entering into convertible note agreements.

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

The Company had the following transactions in its common stock during the year ended December 31, 2017:

•	Issued 578,640 shares of its Class A common stock for services. Total expense for the shares issued for services was $62,084;

•	Issued 886,757 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $99,573;

•	Issued 132,209 shares of the Company's restricted Class A common stock in private placement transactions to investors, in exchange for capital raised of $40,000; and

•	Issued 150,000 Class A common stock to a lender valued at $16,500.

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

Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date. The following key assumptions during the years ended December 31, 2018 and 2017:

	2018	2017

Risk free rate	2.38%	2.38%
Volatility	200%	200%
Expected terms (years)	6.25	6.25
Dividend rate	0%	0%

The following summarizes the stock option activity for the years ended December 31, 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2016	-	$0.00
Granted	1,344,000	0.57
Forfeited	(561,750)	0.77
Outstanding at December 31, 2017	782,250	$0.42	9.44	$-
Granted	1,064,000	0.07
Forfeited	(56,250)	0.81
Exercised	-	0.00
Outstanding at December 31, 2018	1,790,000	$0.19	9.10	$-

Vested and expected to vest at December 31, 2018	1,790,000	$0.19	9.10	$-

Exercisable at December 31, 2018	391,969	$0.32	8.67	$-

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

The following table summarizes information about options outstanding and exercisable as of December 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	9.38	$0.05	88,000	$0.05
0.10	85,000	9.28	0.10	10,625	0.10
0.13	388,500	8.59	0.13	145,688	0.13
0.26	114,000	8.34	0.26	49,875	0.26
0.90	223,500	8.27	0.90	97,781	0.90
	1,790,000			391,969

During the years ended December 31, 2018 and 2017, stock option expense amounted to $71,223 and $87,136, respectively.  Unrecognized stock option expense as of December 31, 2018 amounted to $199,812, which will be recognized over a period extending through December 2022.

Warrants

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

As of December 31, 2018, the Company had 230,341 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 2.23 years.

Note 9 – Business Combinations

Venture West Energy Services

Effective January 1, 2017, the Company purchased 100% of the outstanding interests of Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, LLC).

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

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Cash	$262,384
Accounts Receivable, net	245,833
Property, Plant & Equipment	4,804,458
Intangibles	-
Goodwill	167,845
Accrued Expenses	(25,086)
Total consideration	$5,455,434

On February 22, 2018, the Company entered into an Amended Agreement with the seller of VWES.  Per the terms of the Amended Agreement, the two notes payable initially issued to the seller of VWES on January 1, 2017, for $1,500,000 and $300,000 were cancelled, along with the redemption rights associated with 379,403 shares the Company’s Class A common stock and 75,000 warrants, and replaced with a new Amended and Restated Secured Promissory Note for $3,000,000 (see Note 5).  The new note is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020 and bears interest at 7% per annum.  If the note is paid was full on or before June 1, 2018, the balance due would be discounted by $500,000.  If the note is paid in full after June 1, 2018, and on or before December 1, 2018, the balance due will be discounted by $450,000.  If the note is paid in full after December 1, 2018, and on or before June 1, 2019, the balance due will be discounted by $350,000.  If the note is paid in full after June 1, 2019, and on or before December 1, 2019, the balance due will be discounted by $250,000.  If the note is paid in full after December 1, 2019, and on or before June 1, 2020, the balance due will be discounted by $200,000.

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

The Company compared the value of the extinguished debt, returned land and building and cancelled stock and warrants to the value of the new Amended and Restated Secured Promissory Note and new instruments issued as of February 22, 2018.  The difference of $136,300 was reflected as a gain on extinguishment of debt during the accompanying consolidated statements of operations for the year ended December 31, 2018.

The following is a summary of the non-cash items given as consideration to the seller of VEWS in connection with the Amended and Restated Secured Promissory Note, which is reflected in the supplemental disclosure of non-cash financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2018.

Non-Cash
Consideration
Note payable	$3,000,000
Common stock	15,000
Warrants	9,142
Land and building	173,396
Total	$3,197,538

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

American Precision Fabricators (“APF”)

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

A summary of the purchase price allocation at fair value is below.  The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional.  The Company is still in the process of obtaining and assessing documentation of the contracts for customer relationships.  Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date.

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

The following are the unaudited pro forma results of operations for the three and years ended December 31, 2018 and 2017, as if APF had been acquired on January 1, 2017.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (Unaudited)
	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenue	$15,407,012	$11,995,811

Net Loss from continuing operations	$(3,189,893)	$(1,649,423)

Net loss per shares from continuing operations	$(0.12)	$(0.07)

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A full valuation allowance is established against the remaining net deferred tax assets as of December 31, 2018 and 2017 based on estimates of recoverability.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%.  The Company's deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The following is a reconciliation of the difference between the effective and statutory income tax rates for years ended December 31:

	2018		2017
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,660,684)	21.0%	$(1,106,976)	34.0%
State income taxes	(474,481)	6.0%	(367,525)	11.3%
Permanent differences	890,348	-11.3%	4,103	-0.1%
Impact of change in tax rate	-		727,566	22.3%
Other	-		(27,282)	0.9%
Valuation allowance against net deferred tax assets	1,201,418	-15.2%	511,722	-14.9%
Effective rate	$(43,399)	0.5%	$(258,392)	53.5%

At December 31, 2018 and December 31, 2017, the significant components of the deferred tax assets are summarized below:

	2018	2017
Deferred income tax asset
Net operation loss carryforwards	$2,607,105	$1,253,964
Total deferred income tax asset	2,607,105	1,253,964
Less: valuation allowance	(2,607,105)	(1,253,964)
Total deferred income tax asset	$-	$-

At December 31, 2018 and December 31, 2017, the significant components of the deferred tax liabilities are summarized below:

	2018	2017

Deferred income tax liabilities:
Book to tax differences in intangible assets	608,304	181,703
Total deferred income tax asset	$608,304	$181,703

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

The deferred tax liability is mostly made up of the difference between book and tax values for property and equipment and intangible assets.

The Company has recorded as of December 31, 2018 and 2017 a valuation allowance of $2,607,105 and $1,253,964, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years.  Management has based its assessment on the Company's lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2018.

The Company has net operating loss carry-forwards of approximately $9.8 million.  Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029.  The tax years from 2015 - 2018 are still subject to audit.

Note 11 – Industry Segments

This summary presents the Company's segments, QCA and APF for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
			Unallocated
			and	Total
	QCA	APF	Eliminations	Consolidated
Revenue	$10,513,743	3,104,791	$643,260	$14,261,794
Segment gross profit	3,293,86	1,078,075	449,535	4,820,796
Segment depreciation and amortization	299,328	200,247	33,333	532,908
Segment interest expense	734,033	153,107	2,234,061	3,121,201
Segment net income (loss)	390,158	(455,125)	(2,931,926)	(2,996,893)

	As of December 31, 2018
			Unallocated
			and	Total
	QCA	APF	Eliminations	Consolidated
Accounts receivable, net	$1,649,701	$958,153	$2,500	$2,610,354
Goodwill	1,963,761	1,230,100	-	3,193,861
Total assets	10,767,883	6,159,098	1,013,695	17,940,676

	Year Ended December 31, 2017
		Unallocated
		and	Total
	QCA	Eliminations	Consolidated
Revenue	$7,809,813	$508,203	$8,318,016
Segment gross profit	2,191,078	219,517	2,410,595
Segment depreciation and amortization	289,746	50,001	339,747
Segment interest expense	730,096	532,397	1,262,493
Segment net income (loss)	327,511	(1,614,287)	(1,286,776)

	As of December 31, 2017
		Unallocated
		and	Total
	QCA	Eliminations	Consolidated
Accounts receivable, net	$1,545,422	$15,058	$1,560,480
Goodwill	1,963,761	-	1,963,761
Total assets	10,569,893	5,401,057	15,970,950

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

Note 12 – Derivative Liabilities and Fair Value Measurements

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

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 2.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the years ended December 31, 2018 and 2017:

	2018	2017

Risk free rate	2.63%	2.38%
Volatility	200%	200%
Expected terms (years)	0.5 to 3.0	0.5 to 2.67
Dividend rate	0%	0%

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

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2018 and 2017:

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2018
Description	2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,892,321	$-	$1,892,321	$-

	Fair Value As of December 31,	Fair Value Measurements at December 31, 2017
Description	2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$271,588	$-	$271,588	$-

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2018:

Derivative liability balance, December 31, 2016	$-
Issuance of derivative liability during the period	367,633
Derivative liability resolution	(222,099)
Change in derivative liability during the period	126,054
Derivative liability balance, December 31, 2017	271,588
Issuance of derivative liability during the period	2,282,970
Derivative liability resolution	(58,018)
Change in derivative liability during the period	(604,219)
Derivative liability balance, December 31, 2018	$1,892,321

Note 13 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.
The operating results for VWES have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2018 and 2017 as discontinued operations and are summarized below:

	2018	2017
Revenue	$3,040,458	$1,773,474
Cost of revenue	2,974,313	2,288,815
Gross Profit	66,145	(515,341)
Operating expenses	5,045,078	890,856
Loss from operations	(4,978,933)	(1,406,197)
Other income (expenses)	67,809	(304,447)
Net loss	$(4,911,124)	$(1,710,644)

ALPINE 4 TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018 and 2017

The assets and liabilities of the discontinued operations at December 31, 2018 and 2017 are summarized below:

	2018	2017

Current assets	$121,296	$574,174
Property and equipment	387,727	4,174,629
Goodwill	-	167,845
Total assets	509,023	4,916,648

Current liabilities	2,493,049	922,276
Notes payable - related party	43,500	343,500
Notes payable	215,898	2,079,198
Total liabilities	2,752,447	3,344,974

Note 14 – Subsequent Events

On January 9, 2019, the Company, announced that it had entered into a Securities Purchase Agreement (the "SPA") with Morris Sheet Metal Corp., an Indiana corporation (" MSM "), JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation (" JTD Spiral "), Morris Enterprises LLC, an Indiana limited liability company ("Morris Enterprises ") and Morris Transportation LLC, an Indiana limited liability company (" Morris Transportation " and, with MSM, JTD Spiral, and Morris Enterprises, and James Morris, Daniel Morris and Timothy Morris.  The purchase price was $6,600,000 consisting of $3,150,000 in cash and the remainder financed with a seller note.

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase and Share Exchange Agreement (included as Annex A to the joint proxy statement/prospectus forming part of Alpine 4’s registration statement, previously filed with the SEC).

3.1	Certificate of Incorporation of Alpine 4 Automotive Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.4	Second Amended and Restated Certificate of Incorporation, dated August 24, 2015 (incorporated by reference to Exhibit 3.1 to Alpine 4’s Current Report on Form 8-K filed August 27, 2015)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2017

3.6	By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

10.1
PULS™ Master Service Agreement by and between Alpine 4 and CalAmp Wireless Data Systems, Inc., dated as of August 15, 2014. Portions of this exhibit were redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission on January 15, 2015. (Incorporated by reference to Form S-4/A filed on January 20, 2015)

10.2	Stock Purchase Agreement dated as of October 19, 2015 (incorporated by reference to Exhibit 99 to Alpine 4’s Current Report on Form 8-K filed with the Commission on October 21, 2015)

10.7	Horizon Secured Promissory Note (incorporated by reference to Exhibit 99.1 to Alpine 4’s Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.8	Horizon Security Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4’s Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.9	Horizon Warrant (incorporated by reference to Exhibit 99.1 to Alpine 4’s Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.11	Consulting Services Agreement (incorporated by reference to Exhibit 99.1 to Alpine 4’s Current Report on Form 8-K filed with the Commission on December 8, 2016)

10.12	Third Amendment of Lease (incorporated by reference to Exhibit 10.13 to Alpine 4’s Quarterly Report for the Quarter ended June 30, 2017, filed with the Commission on August 14, 2017)

10.13	APF Securities Agreement (incorporated by reference to Alpine 4’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.14	Secured Promissory Notes (incorporated by reference to Alpine 4’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.15	Secured Convertible Notes (incorporated by reference to Alpine 4’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.16	Security Agreement (incorporated by reference to Alpine 4’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.17	Consulting Services Agreement (incorporated by reference to Alpine 4’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ALPINE 4 TECHNOLOGIES LTD.

Date: April 22, 2019	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson
Title: Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson Kent B. Wilson	Chief Executive Officer, Chief Financial Officer, President, Director	April 22, 2019

/s/ Scott Edwards Scott Edwards		April 22, 2019

/s/ Charles Winters Charles Winters	Chairman of the Board	April 22, 2019

/s/ Ian Kantrowitz Ian Kantrowitz	Director	April 22, 2019