Form 10-Q
period 2019-03-31
Alpine 4 Technologies Ltd.
filed 2019-05-20
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 20, 2019, the issuer had 29,310,056 shares of its Class A common stock issued and outstanding and 5,000,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Alpine 4 Technologies Ltd.
Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$189,728	$207,205
Accounts receivable	4,938,998	2,610,354
Inventory	3,028,305	2,175,795
Capitalized contract costs	64,234	64,234
Prepaid expenses and other current assets	900,436	222,200
Assets of discontinued operations	-	121,296
Total current assets	9,121,701	5,401,084

Property and equipment, net	12,140,827	7,990,556
Intangible asset, net	658,357	677,210
Right of use assets, net	633,258	-
Goodwill	3,919,145	3,193,861
Other non-current assets	346,655	290,238
Assets of discontinued operations	-	387,727

TOTAL ASSETS	$26,819,943	$17,940,676

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,332,374	$3,102,970
Accrued expenses	2,155,593	1,254,853
Deferred revenue	4,920	25,287
Derivative liabilities	2,092,199	1,892,321
Deposits	12,509	12,509
Notes payable, current portion	5,482,358	3,645,603
Notes payable, related parties, current portion	132,000	132,000
Convertible notes payable, current portion, net of discount of $648,302 and $942,852	2,845,066	2,644,735
Financing lease obligation, current portion	215,117	105,458
Operating lease obligation, current portion	194,054
Acquisition contingency	500,000	-
Net liabilities of discontinued operations	-	2,752,447
Total current liabilities	16,966,190	15,568,183

Notes payable, net of current portion	7,480,436	4,517,441
Convertible notes payable, net of current portion	200,000	450,000
Financing lease obligations, net of current portion	11,577,804	8,295,176
Opertaing lease obligations, net of current portion	439,204	-
Deferred tax liability	608,304	608,304

TOTAL LIABILITIES	37,271,938	29,439,104

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,237,510 and 26,567,410 shares issued and outstanding at March 31, 2019 and December 31, 2018	2,824	2,657
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	500	500
Additional paid-in capital	17,075,264	17,018,509
Accumulated deficit	(27,530,583)	(28,520,094)
Total stockholders' deficit	(10,451,995)	(11,498,428)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,819,943	$17,940,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$7,125,989	$2,606,481
Cost of revenue	5,008,456	1,943,574
Gross Profit	2,117,533	662,907

Operating expenses:
General and administrative expenses	2,466,502	627,439

Total operating expenses	2,466,502	627,439
Income (loss) from operations	(348,969)	35,468

Other expenses
Interest expense	(1,031,630)	(337,338)
Change in value of derivative liability	(107,871)	6,415
Gain on extinguishment of debt	-	6,305
Other income	58,132	67,848
Total other expenses	(1,081,369)	(256,770)

Loss before income tax	(1,430,338)	(221,302)

Income tax (benefit)	-	-

Loss from continuing operations	(1,430,338)	(221,302)

Discontinued operations:
Loss from operations of discontinued operations	(95,179)	(439,776)
Gain on disposition of discontinued operations	2,515,028	-
Total discontinued operations	2,419,849	(439,776)

Net income (loss)	$989,511	$(661,078)

Weighted average shares outstanding :
Basic	30,782,076	25,328,907
Diluted	30,782,076	25,328,907

Basic income (loss) per shares
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	0.08	$(0.02)
	$0.03	(0.03)

Diluted income (loss) per shares
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	0.08	$(0.02)
	$0.03	(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Alpine 4 Technologies Ltd.
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

						Additional		Total
	Class A Common Stock		Class B Common Stock			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount		Capital	Deficit	Deficit
Balance, December 31, 2018	26,567,410	$2,657	5,000,000		$500	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	1,670,000	167		-	-	26,421	-	26,588
Derivative liability resolution	-	-	-		-	10,993	-	10,993
Share-based compensation expense	-	-	-		-	19,341		19,341
Net loss	-	-	-		-	-	989,511	989,511

Balance, March 31, 2019	28,237,410	$2,824	5,000,000		$500	$17,075,264	$(27,530,583)	$(10,451,995)

Balance, December 31, 2017	23,222,087	$2,322	1,600,000		$160	$16,573,632	$(20,433,875)	$(3,857,761)

Adoption of ASC 606	-	-	-		-	-	(178,202)	(178,202)
Issuance of shares of common stock for convertible note payable and accrued interest	120,000	12	-		-	15,588	-	15,600
Issuance of common stock for modification of debt	100,000	10				14,990		15,000
Issuance of shares for debt discount	333,333	33				56,633		56,666
Reclassification of shares from mezzanine	379,403	38				(38)		-
Derivative liability resolution						125,759		125,759
Stock-based compensation expense						15,840		15,840
Change in fair value of warrant modification						4,310		4,310
Net loss for the three months							(661,078)	(661,078)

Balance, March 31, 2018	24,154,823	$2,415	1,600,000		$160	$16,806,714	$(21,273,155)	$(4,463,866)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

OPERATING ACTIVITIES:
Net income (loss)	$989,511	$(661,078)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	234,444	173,300
Amortization	18,853	18,853
Gain on extinguishment of debt	-	(136,300)
Loss on disposal of fixed assets	-	356,933
Change in value of derivative liabilities	107,871	(6,415)
Employee stock compensation	19,341	15,840
Amortization of debt issuance costs		22,000
Amortization of debt discounts	397,550	122,590
Gain on disposal of discontinued operations	(2,515,028)	-
Operating lease expense	43,686	-
Change in current assets and liabilities:
Accounts receivable	(815,437)	(619,310)
Inventory	(520,361)	(272,674)
Capitalized contracts costs	-	5,670
Prepaid expenses and other assets	160,834	(14,320)
Accounts payable	56,824	390,158
Accrued expenses	860,066	124,643
Operating lease liability	(43,686)	-
Deferred revenue	(20,367)	(21,005)
Net cash used in operating activities	(1,025,899)	(501,115)

INVESTING ACTIVITIES:
Capital expenditures	(20,417)	(23,516)
Proceeds from insurance claim on automobiles and trucks	-	229,257
Cash paid for acquisition, net of cash acquired	(1,967,606)	-
Net cash provided by (used in) financing activities	(1,988,023)	205,741

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	-	110,000
Proceeds from issuances of notes payable, non-related party	537,500	149,000
Proceeds from issuances of convertible notes payable	103,000	320,000
Proceeds from financing lease	3,267,000	-
Repayments of notes payable, related party	-	(11,500)
Repayments of notes payable, non-related party	(1,214,257)	(43,636)
Repayments of convertible notes payable	(441,699)	(282,526)
Proceeds from line of credit, net	931,224	96,251
Cash paid on financing lease obligations	(186,323)	(5,320)

Net cash provided by financing activities	2,996,445	332,269

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(17,477)	36,895

CASH AND RESTRICTED CASH, BEGINNING BALANCE	414,516	335,823

CASH AND RESTRICTED CASH, ENDING BALANCE	$397,039	$372,718

CASH PAID FOR:
Interest	$1,277,225	$266,023
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$26,588	$15,600
Common stock issued for convertible note discount	$-	$56,666
Issuance of note payable for acquisition	$3,450,000	$-
Debt discount due to derivative liabilities	$103,000	$93,711
ROU asset and operating lease obligation recognized upon adoption of Topic 842	$676,944	$-
Resolution of derivative liability	$10,993	$125,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Three months ended March 31, 2019
(Unaudited)

 Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2019. The results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Description of Business

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  The Company is a technology holding company owning five companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, LLC, currently filed for Chapter 7 bankruptcy); American Precision Fabricators, Inc., an Arkansas corporation (“APF”) and Morris.   Effective January 1, 2019, The Company purchased Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”) (see Note 9).

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2019, and December 31, 2018.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of March 31, 2019, and December 31, 2018, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31,	December 31,
	2019	2018
Cash	$189,728	$207,205
Restricted cash included in other non-current assets	207,311	207,311
Total cash and restricted cash shown in the consolidated statements of cash flows	$397,039	$414,516

Major Customers

The Company had two customers that made up 20% and 11%, respectively, of accounts receivable as of March 31, 2019.  The Company had two customers that made up 29 % and 27% , respectively, of accounts receivable as of December 31, 2018.

For the three months ended March 31, 2019, the Company had two customers that made up 24% and 10%, respectively, of total revenues.  For the three months ended March 31, 2018, the Company had two customers that made up 22% and 15%, respectively, of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of March 31, 2019, and December 31, 2018, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or net realizable value. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, WIP and finished goods.  Below is a breakdown of how much inventory was in each area as of March 31, 2019  and December 31, 2018:

	March 31,	December 31,
	2019	2018
Raw materials	$1,200,513	$676,621
WIP	11,441	-
Finished goods	1,816,351	1,499,174
	$3,028,305	$2,175,795

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

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Automobiles and trucks	$155,179	$155,179
Machinery and equipment	3,666,202	2,548,855
Office furniture and fixtures	111,338	109,619
Building	9,062,000	5,795,000
Leasehold improvements	270,924	261,608
Less: Accumulated depreciation	(1,124,816)	(879,705)
	$12,140,827	$7,990,556

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	531,187	531,187
Less: Accumulated amortization	(251,304)	(232,451)
	$658,357	$677,210

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows.

Twelve Months Ending March 31,
2020	79,960
2021	79,960
2022	79,960
2023	46,361
2024	46,361
Thereafter	325,755
Total	658,357

Other long-term assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Restricted Cash	$207,311	$207,311
Deposits	105,927	50,927
Other	33,417	32,000
	$346,655	$290,238

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of March 31, 2019, and December 31, 2018, the reporting units with goodwill were QCA, APF and Morris.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria the company believes there not to be any triggers for potential impairment of goodwill and therefore the Company has recorded no impairment of goodwill in any period presented.

Fair Value Measurement

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes payable and lines of credit.  The carrying amounts of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  For additional information, please see Note 11 – Derivative Liabilities and Fair Value Measurements.

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

ALTIA
Revenues recorded by ALTIA relate primarily to the Company’s 6 th Sense Auto service.  The Company accounts for its revenue by deferring the total contract amount and recognizing the amounts over the monthly subscription period, ranging from 12 to 36 months.

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

Morris
Morris is a contract manufacturer and recognizes revenue when the products have been built and control has been transferred to the customer.  If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debentures, but they are anti-dilutive due to the net loss from continuing operations incurred.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services in accordance with ASC 718-10, Compensation – Stock Compensation. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

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

Related Party Disclosure

ASC 850, Related Party Disclosures , requires companies to include in their financial statements disclosures of material related party transactions. The Company discloses all material related party transactions. Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. The adoption of this ASU did not have any impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. .  ASU 2016-02 and additional ASUs are now codified as ASC 842, Leases. ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements.  The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods.  The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $676,944.  As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Company has recurring losses and a working capital deficit.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company requires capital for its operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF and Morris have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA and Morris, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

Note 4 – Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.

As of March 31, 2019, the future minimum financing and operating lease payments, net of amortization of debt issuance costs, were as follows:

	Finance	Operating
Twelve Months Ended March 31,	Leases	Leases
2020	$1,193,304	$276,174
2021	1,218,878	284,459
2022	1,236,942	218,109
2023	1,262,047	-
2024	1,258,457	-
Thereafter	12,473,408	-
Total	18,643,036	778,742
Less: imputed interest	(6,850,115)	(145,484)
	11,792,921	633,258
Less: current lease obligation	(215,117)	(194,054)
Non-current capital leases obligations	$11,577,804	$439,204

Finance Leases

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

On April 5, 2018, the Company acquired APF.  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from APF was sold for $1,900,000, and leased back to the company for a period of 15 years at a monthly rate of $15,833, subject to an annual increase of 2% throughout the term of the lease.  The Company had no gain or loss resulting from the sale of the property, and the resulting lease qualifies as a capital lease.  As a result, the Company has capitalized the cost of the building and the resulting capital lease obligation liability of $1,900,000.  The payments related to this lease are reflected in the table above.

On January 1, 2019, the Company acquired Morris.  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from Morris was sold for $3,267,000, and leased back to the company for a period of 15 years at a monthly rate of $27,500, subject to an annual increase of 2% throughout the term of the lease.  The transaction did not qualify as a sale and leaseback transaction under Topic 842 and as such was accounted for as a financing lease.   The payments related to this lease are reflected in the table above.

A letter of credit of $1,000,000 is to be provided to the landlord in the above QCA financing lease obligation, of which $207,311 had been satisfied as of March 31, 2019.

 Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2019:

	Classification on Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$633,258
Total lease assets		$633,258

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$194,054
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	439,204
Total lease liability		$633,258

The lease expense for the three months ended March 31, 2019 was $70,606.  The cash paid under operating leases during the three months ended March 31, 2019 was $68,530.  At March 31, 2019, the weighted average remaining lease terms were 2.8 years and the weighted average discount rate was 15%.

Note 5 – Notes Payable

In May 2018, APF also secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF’s outstanding accounts receivable.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020.

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

In connection with the Morris acquisition, the Company issued three promissory notes for an aggregate of $3,100,000.  The notes bear interest at 4.25% per annum, require a monthly payment for the first 35 months of  $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary.  The Company also issued three supplemental notes payable for an aggregate of $350,000.  The notes bear interest at 4.25% per annum and are due on the 1-year anniversary.

The outstanding balances for the loans were as follows:

	March 31,	December 31,
	2019	2018
Lines of credit, current portion	$3,435,665	$2,504,440
Equipment loans, current portion	281,698	260,301
Term notes, current portion	1,764,995	880,862
Total current	5,482,358	3,645,603
Long-term portion	7,480,436	4,517,441
Total notes payable	$12,962,794	$8,163,044

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Twelve Months Ending March 31,
2020	$5,482,358
2021	4,448,139
2022	2,839,130
2023	113,183
2024	79,984
Total	$12,962,794

Note 6 – Notes Payable, Related Parties

At March 31, 2019 and December 31, 2018, notes payable due to related parties consisted of the following:

	March 31,	December 31,
	2019	2018
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500
Series of notes payable, bearing interest at rates from 10% to 15% per annum, with maturity dates from April 2018 to July 2018, unsecured	120,000	120,000
Total notes payable - related parties	$132,000	$132,000

The above notes which are in default as of March 31, 2019, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At March 31, 2019 and December 31, 2018, convertible notes payable consisted of the following:

	March 31,	December 31,
	2019	2018
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share. The notes are currently past due.	$25,000	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,602,588	1,654,588
Convertible notes payable issued in January 2017, bearing interest at a rate of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share. The note is currently past due.	10,000	10,000
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
	-	95,000
On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF (see Note 9). The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.	450,000	450,000
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
	-	61,699
On April 9, 2018, the Company entered into a variable convertible note for $37,800 with net proceeds of $35,000. The note is due January 9, 2019 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion. The note is currently past due.	37,800	37,800
On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500.  The note is due January 21, 2019, as amended, and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.  The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.  The note is currently past due.
	159,480	165,000
On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000. The note is due April 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	88,000
On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note is currently past due.	337,500	337,500
On September 27, 2018, the Company entered into a variable convertible note for $93,000 with net proceeds of $93,000. The note is due July 15, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	89,000	93,000
On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14, 2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note is currently past due.	79,000	220,000
On November 12, 2018, the Company entered into a variable convertible note for $670,000 with net proceeds of $636,000. The note is due November 12, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	670,000	670,000
On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion.	130,000	130,000
On February 5, 2019, the Company entered into a variable convertible note for $103,000 with net proceeds of $103,000. The note is due November 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	103,000	-
Total convertible notes payable	3,693,368	4,037,587
Less: discount on convertible notes payable	(648,302)	(942,852)
Total convertible notes payable, net of discount	3,045,066	3,094,735
Less: current portion of convertible notes payable	(2,845,066)	(2,644,735)
Long-term portion of convertible notes payable	$200,000	$450,000

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended March 31, 2019 and 2018 amounted to $397,550 and $122,590, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $648,302 as of March 31, 2019, which is expected to be amortized over the next 12 months.

Future scheduled maturities of outstanding convertible notes payable are as follows:

Twelve Months Ending March 31,
2020	$3,493,368
2021	200,000
Total	$3,693,368

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2018	$3,094,735
Issuance of convertible notes payable for cash	103,000
Repayment of notes	(441,699)
Conversion of notes payable to common stock	(5,520)
Discount from beneficial conversion feature	(103,000)
Amortization of debt discounts	397,550
Balance outstanding, March 31, 2019	$3,045,066

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of March 31, 2019 and December 31, 2018, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the three months ended March 31, 2019:

•	Issued 1,670,000 shares of Class A common stock for the conversion of $5,520 of outstanding convertible notes payable and $21,068 of accrued interest.

 Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

The following summarizes the stock option activity for the three months ended March 31, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	1,790,000	$0.19	9.10	$-
Granted	-
Forfeited	-
Exercised
Outstanding at March 31, 2019	1,790,000	$0.19	8.85	$-

Vested and expected to vest at March 31, 2019	1,790,000	$0.19	8.85	$-

Exercisable at March 31, 2019	503,844	$0.32	8.42	$-

The following table summarizes information about options outstanding and exercisable as of March 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	9.38	$0.05	149,187	$0.05
0.10	85,000	9.28	0.10	15,938	0.10
0.13	388,500	8.59	0.13	169,969	0.13
0.26	114,000	8.34	0.26	57,000	0.26
0.90	223,500	8.27	0.90	111,750	0.90
	1,790,000			503,844

During the three months ended March 31, 2019 and 2018, stock option expense amounted to $19,341 and $15,840, respectively.  Unrecognized stock option expense as of March 31, 2019 amounted to $185,479, which will be recognized over a period extending through December 2022.

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

As of March 31, 2019, the Company had 277,001 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 1.98 years.

Note 9 – Business Combination

Morris

On January 9, 2019, (with an effective date of January 1, 2019) the Company entered into a Securities Purchase Agreement (the "SPA") with Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company.

A summary of the purchase price allocation at fair value is below.  The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional.  Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date.

Purchase Allocation
Cash	$192,300
Accounts receivable	1,498,591
Inventory	332,149
Prepaid expenses and other current assets	858,456
Property and equipment	4,214,965
Goodwill	725,284
Accounts payable	(234,236)
Accrued expenses	(443,908)
Notes payable	(1,033,695)
$6,109,906

The purchase price was paid as follows:

Cash	2,159,906
Seller notes	3,450,000
Acquisition contingency	500,000
$6,109,906

If one year after the closing date, the sellers will calculate monthly the 85/25 requirement to meet the Construction Industry Exemption for the Withdraw Liability (WDL). If the calculations verify Morris Sheet Metal Corp. and/or JTD Spiral, Inc. met the Exemption requirement for six consecutive months the Company  will pay the sellers a $500,000 success fee.  The Company anticipates that this contingency will be met and it will be obligated to pay the additional $500,000

Simultaneous with the purchase of Morris, a building, owned by Morris prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $3,267,000 were used to fund the cash consideration to the sellers.  The building and the lease is being treated as a financing lease (see Note 4).

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

The following are the unaudited pro forma results of operations for the three months ended March 31, 2019 and 2018, as if Morris and APF had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Three Months Ended March 31,
	2019	2018
Sales	$7,125,989	$6,067,998
Cost of goods sold	5,008,456	4,986,963
Gross profit	2,117,533	1,081,035
Operating expenses	2,466,502	1,420,752
Loss from operations	(348,969)	(339,717)
Net loss from continuing operations	(1,430,338)	(520,109)
Loss per share	(0.05)	(0.02)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, APF and Morris for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Revenue
QCA	$2,477,542	$2,445,893
APF	1,708,992	-
Morris	2,870,797	-
Unallocated and eliminations	68,658	160,588
	$7,125,989	$2,606,481

Gross profit
QCA	$658,394	$725,524
APF	700,200	-
Morris	721,166	-
Unallocated and eliminations	37,773	(62,617)
	$2,117,533	$662,907

Income (loss) from operations
QCA	$(479)	$(184,255)
APF	411,402	-
Morris	21,293	-
Unallocated and eliminations	(781,185)	219,723
	$(348,969)	$35,468

Depreciation and amortization
QCA	$84,397	$72,611
APF	68,708	-
Morris	91,859	-
Unallocated and eliminations	8,333	119,542
	$253,297	$192,153

Interest Expenses
QCA	$180,582	$150,986
APF	-	-
Morris	45,831	-
Unallocated and eliminations	805,217	186,352
	$1,031,630	$337,338

Net income (loss)
QCA	$(130,442)	$(101,117)
APF	411,402	-
Morris	(17,413)	-
Unallocated and eliminations	(1,693,885)	(120,185)
	$(1,430,338)	$(221,302)

	As of	As of
	March 31,	December 31,
	2019	2018
Total Assets
QCA	$13,414,313	$10,767,883
APF	11,758,356	6,159,098
Morris	11,222,604	-
Unallocated and eliminations	(9,575,330)	1,013,695
	$26,819,943	$17,940,676

Goodwill
QCA	$1,963,761	$1,963,761
APF	1,230,100	1,230,100
Morris	725,284	-
Unallocated and eliminations	-	-
	$3,919,145	$3,193,861

Accounts receivable, net
QCA	$1,666,839	$1,649,701
APF	1,522,709	958,153
Morris	1,716,950	-
Unallocated and eliminations	32,500	2,500
	$4,938,998	$2,610,354

Note 11 – Derivative Liabilities and Fair Value Measurements

Derivative liabilities

The Company has issued convertible notes payable that were evaluated under the guidance in ASC 815-40, Derivatives and Hedging, and were determined to have characteristics of derivative liabilities.  As a result of the characteristics of these notes, the conversion options relating to previously issued convertible debt and outstanding Class A common stock warrants were also required to be accounted for as derivative liabilities under ASC 815.   Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives.

The valuation of our embedded derivatives is determined by using the Black-Scholes Option Pricing Model.  As such, our derivative liabilities have been classified as Level 3.

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Risk free rate	2.44%	1.89%
Volatility	238%-414%	200%
Expected terms (years)	0.5 to 2.0	1.3 to 2.53
Dividend rate	0%	0%

Fair value measurements

ASC 820, Fair Value Measurements and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2019 and December 31, 2018:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2019
Description	March 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,092,199	$-	$-	$2,092,199

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,892,321	$-	$-	$1,892,321

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2019:

Derivative liability balance, December 31, 2018	$1,892,321
Issuance of derivative liability during the period	103,000
Derivative liability resolution	(10,993)
Change in derivative liability during the period	107,871
Derivative liability balance, March 31, 2019	$2,092,199

Note 12 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2019 and 2018 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$1,025,927
Cost of revenue	-	869,841
Gross Profit	-	156,086
Operating expenses	95,179	708,705
Loss from operations	(95,179)	(552,619)
Other income (expenses)	-	112,843
Net loss	$(95,179)	$(439,776)

The assets and liabilities of the discontinued operations at December 31, 2018 and 2017 are summarized below:

	March 31,	December 31,
	2019	2018

Current assets	$-	$121,296
Property and equipment	-	387,727
Total assets	$-	$509,023

Current liabilities	$-	$2,493,049
Notes payable - related party	-	43,500
Notes payable	-	215,898
Total liabilities	$-	$2,752,447

As of March 31, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities since the assets were used to reduce the liabilities and any remaining liabilities were discharged by the Court.  The discharge of the remaining liabilities resulted in a gain on the disposition of discontinued operations of $2,515,028.

Note 13 – Subsequent Events

Subsequent to March 31, 2019, the Company issued 1,072,646 shares of common stock for the conversion of $15,000 of convertible notes and $5,980 of accrued interest.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $27,530,583 as of March 31, 2019.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

The management of Alpine 4 understands basis for including a going concern in this filing.  However, the management points out that over the past 4 years, Alpine 4 has consistently been able to operate under the current working capital environment and the going concern is nothing new or a recent event.    In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF and Morris have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA and Morris, should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

Results of Operations

The following are the results of our operations for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change

Revenue	$7,125,989	$2,606,481	$4,519,508
Cost of revenue	5,008,456	1,943,574	3,064,882
Gross Profit	2,117,533	662,907	1,454,626

Operating expenses:
General and administrative expenses	2,466,502	627,439	1,839,063
Total operating expenses	2,466,502	627,439	1,839,063
Loss from operations	(348,969)	35,468	(384,437)

Other expenses
Interest expense	1,031,630	337,338	694,292
Change in value of derivative liabilities	107,871	(6,415)	114,286
Gain on extinguishment of debt	-	(6,305)	6,305
Other (income)	(58,132)	(67,848)	9,716
Total other expenses	1,081,369	256,770	824,599

Loss before income tax	(1,430,338)	(221,302)	(1,209,036)

Income tax expense	-	-	-

Loss from continuing operations	(1,430,338)	(221,302)	(1,209,036)

Discontinued operations	2,419,849	(439,776)	2,859,625

Net loss	$989,511	$(661,078)	$1,650,589

Revenue

Our revenues for the three months ended March 31, 2019, increased by $4,519,508 as compared to the three months ended March 31, 2018.  In 2019, the increase in revenue related to $31,649 for QCA, $1,708,992 for APF (acquired in April 2018), and $2,870,797 for Morris (acquired in January 2019) and a decrease of 91,930 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the continued growth of QCA and the acquisitions of APF and Morris.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the three months ended March 31, 2019, increased by $3,064,882 as compared to the three months ended March 31, 2018.  In 2018, the increase in our cost of revenue related to $36,688 for QCA, $1,008,792 for APF (acquired in April 2018), and $2,149,631 for Morris (acquired in January 2019) and a decrease of 130,229 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended March 31, 2019, increased by $1,839,063 as compared to the three months ended March 31, 2018.  The increase consisted primarily of an increase to general and administrative expenses associated with the operations of APF and Morris which were acquired in April 2018 and January 2019, respectively.

Other expenses

Other expenses for the three months ended March 31, 2019, increased by $824,599 as compared to 2018.  This increase was primarily due to the increase in interest expense due to the increase in outstanding debt in 2019 compared to 2018 and the amortization of debt discounts.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2019 and 2018 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2019	2018
Revenue	$-	$1,025,927
Cost of revenue	-	869,841
Gross Profit	-	156,086
Operating expenses	95,179	708,705
Loss from operations	(95,179)	(552,619)
Other income (expenses)	-	112,843
Net loss	$(95,179)	$(439,776)

As of March 31, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and  (ii) inadequate control activities and monitoring processes over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Kevin Cannon et al. v. Alpine 4 Technologies Ltd., Jeff Hail, et al, Arizona Superior Court, Maricopa County, Cas No. CV2017-055699 .  On October 4, 2017, Kevin Cannon and Michelle Hanby, individually and on behalf of It’s a Date LLC and Brake Plus NWA, Inc., filed a lawsuit in the Arizona Superior Court, Maricopa County, against the Company and several other defendants, including Jeff Hail, the Company’s Sr. Vice President. The claim against the Company alleged tortious interference of contract by the Company. The Company brought a motion to dismiss the Complaint for failure to state a claim on which relief could be granted. The Court permitted the plaintiffs to amend their complaint, which they did. The Company has filed another motion dismiss the Complaint for failure to state a claim on which relief could be granted. Following negotiations with the plaintiffs, the Company and the plaintiffs moved for dismissal of the Company. On January 28, 2019, the court dismissed all claims against the Company with prejudice.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2019, the Company issued 1,670,000 shares of its restricted Class A common stock for note conversions.

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

Dated: May 20, 2019

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)