Form 10-Q
period 2019-06-30
Alpine 4 Technologies Ltd.
filed 2019-08-19
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 16, 2019, the issuer had 75,252,093 shares of its Class A common stock issued and outstanding and 5,000,000 shares of its Class B common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$160,177	$207,205
Accounts receivable	5,006,650	2,610,354
Inventory	3,054,417	2,175,795
Capitalized contract costs	64,234	64,234
Prepaid expenses and other current assets	1,002,819	222,200
Assets of discontinued operations	-	121,296
Total current assets	9,288,297	5,401,084

Property and equipment, net	11,912,039	7,990,556
Intangible asset, net	1,363,671	677,210
Right of use assets, net	583,761	-
Goodwill	3,007,453	3,193,861
Other non-current assets	346,655	290,238
Assets of discontinued operations	-	387,727

TOTAL ASSETS	$26,501,876	$17,940,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,606,209	$3,102,970
Accrued expenses	2,653,876	1,254,853
Deferred revenue	-	25,287
Derivative liabilities	5,730,110	1,892,321
Deposits	12,509	12,509
Notes payable, current portion	6,863,646	3,585,603
Notes payable, related parties, current portion	209,500	192,000
Convertible notes payable, current portion, net of discount of $353,523 and $942,852	1,132,396	2,644,735
Financing lease obligation, current portion	224,002	105,458
Operating lease obligation, current portion	203,504
Acquisition contingency	500,000	-
Net liabilities of discontinued operations	-	2,752,447
Total current liabilities	21,135,752	15,568,183

Notes payable, net of current portion	5,703,994	4,517,441
Convertible notes payable, net of current portion	1,971,589	450,000
Financing lease obligations, net of current portion	11,518,290	8,295,176
Operating lease obligations, net of current portion	384,410	-
Deferred tax liability	608,304	608,304

TOTAL LIABILITIES	41,322,339	29,439,104

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 62,213,334 and 26,567,410 shares issued and outstanding at June 30, 2019 and December 31, 2018	6,222	2,657
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	500	500
Additional paid-in capital	17,660,074	17,018,509
Accumulated deficit	(32,487,259)	(28,520,094)
Total stockholders' deficit	(14,820,463)	(11,498,428)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,501,876	$17,940,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$6,475,843	$3,621,348	$13,601,832	$6,227,829
Cost of revenue	5,222,415	2,414,603	10,230,871	4,358,177
Gross Profit	1,253,428	1,206,745	3,370,961	1,869,652

Operating expenses:
General and administrative expenses	1,303,627	1,240,504	3,770,129	1,867,943

Total operating expenses	1,303,627	1,240,504	3,770,129	1,867,943
Income (loss) from operations	(50,199)	(33,759)	(399,168)	1,709

Other expenses
Interest expense	(1,006,494)	(604,110)	(2,038,124)	(941,448)
Change in value of derivative liability	(3,970,614)	239,610	(4,078,485)	246,025
Gain on extinguishment of debt	-	-	-	6,305
Other income	70,631	49,811	128,763	117,659
Total other expenses	(4,906,477)	(314,689)	(5,987,846)	(571,459)

Loss before income tax	(4,956,676)	(348,448)	(6,387,014)	(569,750)

Income tax (benefit)	-	-	-	-

Loss from continuing operations	(4,956,676)	(348,448)	(6,387,014)	(569,750)

Discontinued operations:
Loss from operations of discontinued operations	-	(228,846)	(95,179)	(668,622)
Gain on disposition of discontinued operations	-	-	2,515,028	-
Total discontinued operations	-	(228,846)	2,419,849	(668,622)

Net income (loss)	$(4,956,676)	$(577,294)	$(3,967,165)	$(1,238,372)

Weighted average shares outstanding :
Basic	38,675,118	27,942,042	35,347,086	26,642,693
Diluted	38,675,118	27,942,042	35,347,086	26,642,693

Basic Income (loss) per shares
Continuing operations	$(0.13)	$(0.01)	$(0.18)	$(0.02)
Discontinued operations	-	$(0.01)	0.07	$(0.03)
	$(0.13)	(0.02)	$(0.11)	(0.05)

Diluted income (loss) per shares
Continuing operations	$(0.13)	$(0.01)	$(0.18)	$(0.02)
Discontinued operations	-	$(0.01)	0.07	$(0.03)
	$(0.13)	(0.02)	$(0.11)	(0.05)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	26,567,410	$2,657	5,000,000	$500	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	1,670,000	167	-	-	26,421	-	26,588
Derivative liability resolution	-	-	-	-	10,993	-	10,993
Share-based compensation expense	-	-	-	-	19,341	-	19,341
Net income for the three months	-	-	-	-	-	989,511	989,511

Balance, March 31, 2019	28,237,410	2,824	5,000,000	500	17,075,264	(27,530,583)	(10,451,995)

Issuance of shares of common stock for convertible note payable and accrued interest	33,975,924	3,398	-	-	232,551	-	235,949
Derivative liability resolution	-	-	-	-	332,703	-	332,703
Share-based compensation expense	-	-	-	-	19,556	-	19,556
Net loss for the three months	-	-	-	-	-	(4,956,676)	(4,956,676)

Balance, June 30, 2019	62,213,334	$6,222	5,000,000	$500	$17,660,074	$(32,487,259)	$(14,820,463)

Balance, December 31, 2017	23,222,087	$2,322	1,600,000	$160	$16,573,632	$(20,433,875)	$(3,857,761)

Adoption of ASC 606	-	-	-	-	-	(178,202)	(178,202)
Issuance of shares of common stock for convertible note payable and accrued interest	120,000	12	-	-	15,588	-	15,600
Issuance of common stock for modification of debt	100,000	10	-	-	14,990	-	15,000
Issuance of shares for debt discount	333,333	33	-	-	56,633	-	56,666
Reclassification of shares from mezzanine	379,403	38	-	-	(38)	-	-
Derivative liability resolution	-	-	-	-	125,759	-	125,759
Stock-based compensation expense	-	-	-	-	15,840	-	15,840
Change in fair value of warrant modification	-	-	-	-	4,310	-	4,310
Net loss for the three months	-	-	-	-	-	(661,078)	(661,078)

Balance, March 31, 2018	24,154,823	2,415	1,600,000	160	16,806,714	(21,273,155)	(4,463,866)

Issuance of shares of common stock for convertible note payable and accrued interest	713,033	72	-	-	16,762	-	16,834
Derivative liability resolution	-	-	-	-	(182,425)	-	(182,425)
Stock-based compensation expense	-	-	-	-	17,555	-	17,555
Shares issued for employee compensation	-	-	3,400,000	340	176,460	-	176,800
Net loss for the three months	-	-	-	-	-	(577,294)	(577,294)

Balance, June 30, 2018	24,867,856	$2,487	5,000,000	$500	$16,835,066	$(21,850,449)	$(5,012,396)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018

OPERATING ACTIVITIES:
Net loss	$(3,967,165)	$(1,238,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	471,494	428,500
Amortization	103,539	37,706
Gain on extinguishment of debt	-	(136,300)
Loss on disposal of fixed assets	-	356,933
Change in fair value of derivative liabilities	4,078,485	(246,025)
Stock issued for services	-	176,800
Employee stock compensation	38,897	33,395
Amortization of debt issuance costs	-	53,499
Amortization of debt discounts	692,329	302,837
Gain on disposal of discontinued operations	(2,515,028)	-
Issuance of convertible debentures for penalty interest	128,777	-
Operating lease expense	93,183	-
Change in current assets and liabilities:
Accounts receivable	(883,089)	(892,773)
Inventory	(424,781)	(367,940)
Capitalized contracts costs	-	37,300
Prepaid expenses and other assets	58,451	182,028
Accounts payable	174,854	21,285
Accrued expenses	1,389,162	175,687
Operating lease liability	(89,030)	-
Deferred revenue	(25,287)	(149,407)
Net cash used in operating activities	(675,209)	(1,224,847)

INVESTING ACTIVITIES:
Capital expenditures	(28,679)	(143,480)
Proceeds from insurance claim on automobiles and trucks	-	229,257
Cash paid for acquisitions, net of cash acquired	(1,967,606)	(1,976,750)
Net cash used in financing activities	(1,996,285)	(1,890,973)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	37,500	125,000
Proceeds from issuances of notes payable, non-related party	500,000	779,750
Proceeds from issuances of convertible notes payable	103,000	700,500
Proceeds from financing lease	3,267,000	1,900,000
Repayments of notes payable, related party	(20,000)	(11,500)
Repayments of notes payable, non-related party	(1,376,670)	(201,978)
Repayments of convertible notes payable	(601,200)	(745,959)
Proceeds from line of credit, net	795,983	892,866
Cash paid on financing lease obligations	(81,147)	(121,934)
		-
Net cash provided by financing activities	2,624,466	3,316,745

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(47,028)	200,925

CASH AND RESTRICTED CASH, BEGINNING BALANCE	414,516	335,823

CASH AND RESTRICTED CASH, ENDING BALANCE	$367,488	$536,748

CASH PAID FOR:
Interest	$1,474,484	$634,400
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$262,537	$22,850
Common stock issued for convertible note discount	$-	$9,584
Issuance of convertible payable for acquisition	$-	$450,000
Issuance of note payable for acquisition	$3,450,000	$1,950,000
Debt discount due to derivative liabilities	$103,000	$524,470
Notes payable and redeemable common stock restructuring	$-	$3,197,538
Release of derivative liability	$343,696	$-
ROU asset and operating lease obligation recognized upon adoption of Topic 842	$676,944	$-
Goodwill adjustment to intangible asset for APF acquisition	$790,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Six Months ended June 30, 2019
(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2019. The results for the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2019, and December 31, 2018.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of June 30, 2019, and December 31, 2018, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30,	December 31,
	2019	2018
Cash	$160,177	$207,205
Restricted cash included in other non-current assets	207,311	207,311
Total cash and restricted cash shown in statement of cash flows	$367,488	$414,516

Major Customers

The Company had two customers that made up 15% and 11%, respectively, of accounts receivable as of June 30, 2019.  The Company had two customers that made up 29 % and 27%, respectively, of accounts receivable as of December 31, 2018.

For the six months ended June 30, 2019, the Company had two customers that made up 14% and 11%, respectively, of total revenues.  For the six months ended June 30, 2018, the Company had one customer that made up 23% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of June 30, 2019, and December 31, 2018, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or net realizable value. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work in progress (WIP) and finished goods.  Below is a breakdown of how much inventory was in each area as of June 30, 2019  and December 31, 2018:

	June 30,	December 31,
	2019	2018
Raw materials	$1,425,343	$676,621
WIP	14,558	-
Finished goods	1,614,516	1,499,174
	$3,054,417	$2,175,795

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

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Automobiles and trucks	$155,179	$155,179
Machinery and equipment	3,638,018	2,548,855
Office furniture and fixtures	114,867	109,619
Building	9,062,000	5,795,000
Leasehold improvements	303,841	261,608
Less: Accumulated depreciation	(1,361,866)	(879,705)
	$11,912,039	$7,990,556

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer lists	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	1,321,187	531,187
Less: Accumulated amortization	(335,990)	(232,451)
	$1,363,671	$677,210

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending June 30,
2020	132,627
2021	132,627
2022	132,627
2023	99,028
2024	99,028
Thereafter	767,734
Total	1,363,671

Other long-term assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Restricted Cash	$207,311	$207,311
Deposits	105,927	50,927
Other	33,417	32,000
	$346,655	$290,238

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of June 30, 2019, and December 31, 2018, the reporting units with goodwill were QCA, APF and Morris.

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

Morris
Morris is a mechanical contractor and recognizes revenue when the services have been performed to the customer.  If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. The adoption of this ASU did not have any impact on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted.   ASU 2016-02 and additional ASUs are now codified as ASC 842, Leases. ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements.  The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods.  The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $676,944.  As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

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

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF and Morris have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA and Morris, should increase income and cash flow to the Company.  Third, the Company plans to seek new non-convertible debt agreements to fund any deficits in cash requirements.

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

As of June 30, 2019, the future minimum financing and operating lease payments, net of amortization of debt issuance costs, were as follows:

	Finance	Operating
Twelve Months Ending June 30,	Leases	Leases
2020	$1,199,692	$278,230
2021	1,224,603	286,577
2022	1,242,009	145,406
2023	1,266,282	-
2024	1,254,146	-
Thereafter	12,158,252	-
Total	18,344,984	710,213
Less: current lease obligation	(224,002)	(203,504)
Less: imputed interest	(6,602,692)	(122,299)
Non-current capital leases obligations	$11,518,290	$384,410

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

A letter of credit of $1,000,000 is to be provided to the landlord in the above QCA financing lease obligation, of which $207,311 had been satisfied as of June 30, 2019.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2019:

Assets	Classification on Balance Sheet	June 30, 2019
Operating lease assets	Operating lease right of use assets	$583,761
Total lease assets		$583,761

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$203,504
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	384,410
Total lease liability		$587,914

The lease expense for the six months ended June 30, 2019 was $93,183.  The cash paid under operating leases during the six months ended June 30, 2019 was $89,030.  At June 30, 2019, the weighted average remaining lease terms were 2.5 years and the weighted average discount rate was 15%

Note 5 – Notes Payable

In May 2018, APF also secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF’s outstanding accounts receivable.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3 year anniversary.

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

In connection with the Morris acquisition in January 2019, the Company issued three promissory notes for an aggregate of $3,100,000.  The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of  $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary.  The Company also issued three supplemental notes payable for an aggregate of $350,000.  The notes bear interest at 4.25% per annum and are due on the 1-year anniversary.

The outstanding balances for the loans were as follows:

	June 30,	December 31,
	2019	2018
Lines of credit, current portion	$3,300,424	$2,504,440
Equipment loans, current portion	213,747	260,301
Term notes, current portion	3,349,475	820,862
Total current	6,863,646	3,585,603
Long-term portion	5,703,994	4,517,441
Total notes payable	$12,567,640	$8,103,044

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Twelve Months Ending June 30,
2020	$6,863,646
2021	2,759,780
2022	2,804,214
2023	80,000
2024	60,000
Total	$12,567,640

Note 6 – Notes Payable, Related Parties

At June 30, 2019 and December 31, 2018, notes payable due to related parties consisted of the following:

	June 30,	December 31,
	2019	2018
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500
Series of notes payable, bearing interest at rates from 10% to 20% per annum, with maturity dates from April 2018 to August 2019, unsecured	197,500	180,000
Total notes payable - related parties	$209,500	$192,000

 The above notes which are in default as of June 30, 2019, were due on demand by the lenders as of the date of this Report.

 Note 7 – Convertible Notes Payable

At June 30, 2019 and December 31, 2018, convertible notes payable consisted of the following:

	June 30,	December 31,
	2019	2018
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. In June 2019, one note with a balance of $843,685 was extended to December 31, 2022. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $1 per share.	1,521,587	1,654,588
Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	10,000	10,000
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
	500	61,699
On April 9, 2018, the Company entered into a variable convertible note for $37,800 with net proceeds of $35,000. The note is due January 9, 2019 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	75,434	37,800
On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500. The note is due December 4, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.	148,980	165,000
On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000. The note is due April 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	88,000
On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	292,907	337,500
On September 27, 2018, the Company entered into a variable convertible note for $93,000 with net proceeds of $93,000. The note is due July 15, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	93,000
On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14,2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	49,000	220,000
On November 12, 2018, the Company entered into a variable convertible note for $670,000 with net proceeds of $636,000. The note is due November 12, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	657,100	670,000
On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion.	124,000	130,000
On February 5, 2019, the Company entered into a variable convertible note for $103,000 with net proceeds of $103,000. The note is due November 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	103,000	-
Total convertible notes payable	3,457,508	4,037,587
Less: discount on convertible notes payable	(353,523)	(942,852)
Total convertible notes payable, net of discount	3,103,985	3,094,735
Less: current portion of convertible notes payable	(1,132,396)	(2,644,735)
Long-term portion of convertible notes payable	$1,971,589	$450,000

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the six months ended June 30, 2019 and 2018 amounted to $692,329 and $302,837, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $353,523 as of June 30, 2019, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2018	$3,094,735
Issuance of convertible notes payable for cash	103,000
Issuance of convertible notes payable for penalty interest	128,777
Repayment of notes	(601,200)
Conversion of notes payable to common stock	(210,656)
Discount from derivative liability	(103,000)
Amortization of debt discounts	692,329
Balance outstanding, June 30, 2019	$3,103,985

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of June 30, 2019 and December 31, 2018, no shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the six months ended June 30, 2019:

        •           Issued 35,645,924 shares of Class A common stock for the conversion of $210,656 of outstanding convertible notes payable and $51,881 of accrued interest.

Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

The following summarizes the stock option activity for the six months ended June 30, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	1,790,000	$0.19	9.10	$-
Granted	-
Forfeited	-
Exercised
Outstanding at June 30, 2019	1,790,000	$0.19	8.85	$-

Vested and expected to vest at June 30, 2019	1,790,000	$0.19	8.60	$-

Exercisable at June 30, 2019	615,719	$0.27	8.33	$-

The following table summarizes information about options outstanding and exercisable as of June 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	9.13	$0.05	210,375	$0.05
0.10	85,000	9.04	0.10	21,250	0.10
0.13	388,500	8.34	0.13	194,250	0.13
0.26	114,000	8.10	0.26	64,125	0.26
0.90	223,500	8.02	0.90	125,719	0.90
	1,790,000			615,719

During the six months ended June 30, 2019 and 2018, stock option expense amounted to $38,897 and $33,395, respectively.  Unrecognized stock option expense as of June 30, 2019 amounted to $166,139, which will be recognized over a period extending through December 2022.

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

As of June 30, 2019, the Company had 277,001 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 1.73 years.

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

Purchase Allocation
Cash	$192,300
Accounts receivable	1,498,591
Inventory	453,841
Prepaid expenses and other current assets	858,456
Property and equipment	4,214,965
Goodwill	603,592
Accounts payable	(234,236)
Accrued expenses	(443,908)
Notes payable	(1,033,695)
$6,109,906

The purchase price was paid as follows:

Cash	2,159,906
Seller notes	3,450,000
Acquisition contingency	500,000
$6,109,906

One year after the closing date, the sellers will calculate monthly the 85/25 requirement to meet the Construction Industry Exemption for the Withdraw Liability (WDL). If the calculations verify Morris Sheet Metal Corp. and/or JTD Spiral, Inc. met the Exemption requirement for six consecutive months the Company will pay the sellers a $500,000 success fee.  The Company anticipates that this contingency will be met and it will be obligated to pay the additional $500,000.

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

The total purchase price of APF from the SPA amounted to $4,500,000, which consisted of aggregate cash consideration paid to the Sellers of $2,100,000, an aggregate of $1,950,000 of secured promissory notes due to the Sellers (see Note 5), and an aggregate of $450,000 of convertible promissory notes due to the Sellers.  At the closing date, the Company and the Sellers agreed to a reduction of the purchase price of $123,250, resulting from a net working capital adjustment which was deducted from the cash consideration due to the Sellers.  As a result, the total purchase price of APF was $4,376,750.

A summary of the purchase price allocation at fair value is below.  During the period ended June 30, 2019, the Company finalized the purchase price allocation.  As a result the Company took a charge to earnings during the three months ended June 30, 2019 for $65,833 for amortization on the customer list from the purchase date to June 30, 2019.

Purchase Allocation
Accounts receivable	$945,050
Inventory	675,074
Prepaid expenses and other current assets	250,040
Property and equipment	3,300,000
Customer list	790,000
Goodwill	440,100
Accounts payable	(1,234,328)
Accrued expenses	(154,186)
Line of credit	(165,000)
Deferred tax liability	(470,000)
$4,376,750

The following are the unaudited pro forma results of operations for the six months ended June 30, 2019 and 2018, as if Morris and APF had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Six Months Ended June 30,
	2019	2018
Sales	$13,601,832	$12,545,597
Cost of goods sold	10,230,871	9,706,527
Gross profit	3,370,961	2,839,070
Operating expenses	3,770,129	3,006,447
Loss from operations	(399,168)	(167,377)
Net loss from continuing operations	(6,387,014)	(621,621)
Loss per share	(0.18)	(0.02)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, APF and Morris for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue
QCA	$2,326,135	$2,499,853	$4,803,677	$4,945,746
APF	1,249,463	961,597	2,958,455	961,597
Morris	2,870,574	-	5,741,371	-
Unallocated and eliminations	29,671	159,898	98,329	320,486
	$6,475,843	$3,621,348	$13,601,832	$6,227,829

Gross profit
QCA	$714,282	$956,859	$1,372,676	$1,682,383
APF	185,697	103,641	885,897	103,641
Morris	323,778	-	1,044,944	-
Unallocated and eliminations	29,671	146,245	67,444	83,628
	$1,253,428	$1,206,745	$3,370,961	$1,869,652

Income (loss) from operations
QCA	$68,354	$916,126	$67,875	$731,871
APF	40,134	(148,080)	451,536	(148,080)
Morris	62,786	-	84,079	-
Unallocated and eliminations	(221,473)	(801,805)	(1,002,658)	(582,082)
	$(50,199)	$(33,759)	$(399,168)	$1,709

Depreciation and amortization
QCA	$84,397	$72,610	$168,794	$145,221
APF	134,897	95,817	203,605	95,817
Morris	94,109	-	185,968	-
Unallocated and eliminations	8,333	105,626	16,666	225,168
	$321,736	$274,053	$575,033	$466,206

Interest Expenses
QCA	$177,656	$147,597	$358,238	$298,583
APF	168,509	28,706	168,509	28,706
Morris	106,755	-	152,586	-
Unallocated and eliminations	553,574	427,807	1,358,791	614,159
	$1,006,494	$604,110	$2,038,124	$941,448

Net income (loss)
QCA	$(36,171)	$652,065	$(166,613)	$550,948
APF	(128,375)	(176,786)	283,027	(176,786)
Morris	(46,469)	-	(63,882)	-
Unallocated and eliminations	(4,745,661)	(823,727)	(6,439,546)	(943,912)
	$(4,956,676)	$(348,448)	$(6,387,014)	$(569,750)

			As of	As of
			June 30,	December 31,
			2019	2018
Total Assets
QCA			$13,317,973	$10,767,883
APF			11,631,473	6,159,098
Morris			15,353,023	-
Unallocated and eliminations			(13,800,593)	1,013,695
			$26,501,876	$17,940,676

Goodwill
QCA			$1,963,761	$1,963,761
APF			440,100	1,230,100
Morris			603,592	-
Unallocated and eliminations			-	-
			$3,007,453	$3,193,861

Accounts receivable, net
QCA			$1,769,615	$1,649,701
APF			1,279,427	958,153
Morris			1,810,795	-
Unallocated and eliminations			146,813	2,500
			$5,006,650	$2,610,354

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Risk free rate	2.04 to 2.51%	1.89%
Volatility	231% to 321%	200%
Expected terms (years)	0.5 to 1.77	1.3 to 2.53
Dividend rate	0%	0%

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2019 and December 31, 2018:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2019
Description	June 30, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$5,730,110	$-	$-	$5,730,110

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,892,321	$-	$-	$1,892,321

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2019:

Derivative liability balance, December 31, 2018	$1,892,321
Issuance of derivative liability during the period	103,000
Derivative liability resolution	(343,696)
Change in derivative liability during the period	4,078,485
Derivative liability balance, June 30, 2019	$5,730,110

Note 12 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the six months ended June 30, 2019 and 2018 as discontinued operations and are summarized below:

	Six Months Ended June 30,
	2019	2018
Revenue	$-	$2,485,475
Cost of revenue	-	2,120,051
Gross Profit	-	365,424
Operating expenses	95,179	1,097,930
Loss from operations	(95,179)	(732,506)
Other income (expenses)	-	63,884
Net loss	$(95,179)	$(668,622)

The assets and liabilities of the discontinued operations at June 30, 2019 and December 31, 2018 are summarized below:

	June 30,	December 31,
	2019	2018

Current assets	$-	$121,296
Property and equipment	-	387,727
Total assets	$-	$509,023

Current liabilities	$-	$2,493,049
Notes payable - related party	-	43,500
Notes payable	-	215,898
Total liabilities	$-	$2,752,447

As of March 31, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

Note 13 – Subsequent Events

Subsequent to June 30, 2019, the Company issued 13,038,759 shares of Class A Common Stock for the conversion of $68,533 of outstanding convertible notes payable and $3,445 of accrued interest.

On August 11, 2019, the Company extended the due date of one promissory note originally due on July 1, 2019 to December 31, 2020.  The aggregate balance of this note at June 30, 2019 was $677,904.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $32,487,259 as of June 30, 2019.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

The management of Alpine 4 understands basis for including a going concern in this filing.  However, the management points out that over the past 4 years, Alpine 4 has consistently been able to operate under the current working capital environment and the going concern is nothing new or a recent event.    In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF and Morris have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA and Morris, should increase income and cash flow to the Company.  Third, the Company is exploring debt options that can supplement on going cash needs.

Results of Operations

The following are the results of our operations for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ Change

Revenue	$6,475,843	$3,621,348	$2,854,495
Cost of revenue	5,222,415	2,414,603	2,807,812
Gross Profit	1,253,428	1,206,745	46,683

Operating expenses:
General and administrative expenses	1,303,627	1,240,504	63,123
Total operating expenses	1,303,627	1,240,504	63,123
Loss from operations	(50,199)	(33,759)	(16,440)

Other expenses
Interest expense	1,006,494	604,110	402,384
Change in value of derivative liabilities	3,970,614	(239,610)	4,210,224
Other (income)	(70,631)	(49,811)	(20,820)
Total other expenses	4,906,477	314,689	4,591,788

Loss before income tax	(4,956,676)	(348,448)	(4,608,228)

Income tax expense	-	-	-

Loss from continuing operations	(4,956,676)	(348,448)	(4,608,228)

Discontinue operations	-	(228,846)	228,846

Net loss	$(4,956,676)	$(577,294)	$(4,379,382)

Revenue

Our revenues for the three months ended June 30, 2019, increased by $2,854,495 as compared to the three months ended June 30, 2018.  In 2019, the increase in revenue related to, $287,866 for APF (acquired in April 2018), and $2,870,574 for Morris (acquired in January 2019) offset by a decrease of $130,227 relating to the 6th Sense Auto and Brake Active services of ALTIA and $173,718 for QCA.  The increase in revenue was driven by the acquisitions of APF and Morris.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2019, increased by $2,807,812 as compared to the three months ended June 30, 2018.  In 2019, the increase in our cost of revenue related to $68,859 for QCA, $205,810 for APF (acquired in April 2018), and $2,546,796 for Morris (acquired in January 2019) offset by a decrease of $13,653 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended June 30, 2019, increased by $63,123 as compared to the three months ended June 30, 2018.  The increase consisted primarily of an increase to general and administrative expenses associated with the operations of Morris which were acquired in January 2019.

Other expenses

Other expenses for the three months ended June 30, 2019, increased by $4,591,788 as compared to 2018.  This increase was primarily due to the amortization of debt discounts and the change in the value of the derivative liability.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the three months ended June 30, 2019 and 2018 as discontinued operations and are summarized below:

	Three Months Ended June 30,
	2019	2018
Revenue	$-	$1,459,548
Cost of revenue	-	1,250,210
Gross Profit	-	209,338
Operating expenses	-	389,225
Loss from operations	-	(179,887)
Other income (expenses)	-	(48,959)
Net loss	$-	$(228,846)

As of June 30, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

The following are the results of our operations for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change

Revenue	$13,601,832	$6,227,829	$7,374,003
Cost of revenue	10,230,871	4,358,177	5,872,694
Gross Profit	3,370,961	1,869,652	1,501,309

Operating expenses:
General and administrative expenses	3,770,129	1,867,943	1,902,186
Total operating expenses	3,770,129	1,867,943	1,902,186
Loss from operations	(399,168)	1,709	(400,877)

Other expenses
Interest expense	2,038,124	941,448	1,096,676
Change in value of derivative liabilities	4,078,485	(246,025)	4,324,510
Gain on extinguishment of debt	-	(6,305)	6,305
Other (income)	(128,763)	(117,659)	(11,104)
Total other expenses	5,987,846	571,459	5,416,387

Loss before income tax	(6,387,014)	(569,750)	(5,817,264)

Income tax expense	-	-	-

Loss from continuing operations	(6,387,014)	(569,750)	(5,817,264)

Discontinue operations	2,419,849	(668,622)	3,088,471

Net loss	$(3,967,165)	$(1,238,372)	$(2,728,793)

Revenue

Our revenues for the six months ended June 30, 2019, increased by $7,374,003 as compared to the six months ended June 30, 2018.  In 2019, the increase in revenue related to, $1,996,858 for APF (acquired in April 2018), and $5,741,371 for Morris (acquired in January 2019) offset by a decrease of $222,157 relating to the 6th Sense Auto and Brake Active services of ALTIA and $142,069 for QCA.  The increase in revenue was driven by the acquisitions of APF and Morris.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the six months ended June 30, 2019, increased by $5,872,694 as compared to the six months ended June 30, 2018.  In 2019, the increase in our cost of revenue related to $167,638 for QCA, $1,214,602 for APF (acquired in April 2018), and $4,696,427 for Morris (acquired in January 2019) offset by a decrease of $205,973 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the six months ended June 30, 2019, increased by $1,902,186 as compared to the six months ended June 30, 2018.  The increase consisted primarily of an increase to general and administrative expenses associated with the operations of APF and Morris which were acquired in April 2018 and January 2019, respectively.

Other expenses

Other expenses for the six months ended June 30, 2019, increased by $5,416,387 as compared to 2018.  This increase was primarily due to the increase in interest expense due to the increase in outstanding debt in 2019 compared to 2018 and the amortization of debt discounts, and the change in the value of the derivative liability.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the six months ended June 30, 2019 and 2018 as discontinued operations and are summarized below:

	Six Months Ended June 30,
	2019	2018
Revenue	$-	$2,485,475
Cost of revenue	-	2,120,051
Gross Profit	-	365,424
Operating expenses	95,179	1,097,930
Loss from operations	(95,179)	(732,506)
Other income (expenses)	-	63,884
Net loss	$(95,179)	$(668,622)

As of June 30, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

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

Item 3. Qualitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2019, the Company issued 33,975,924 shares of its restricted Class A common stock for note conversions.

The shares of Class A and Class B common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information

Not Applicable

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

Dated: August 19, 2019

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)