Form 10-Q/A
period 2019-06-30
Alpine 4 Technologies Ltd.
filed 2019-08-21
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 19, 2019, the issuer had 95,170,161 shares of its Class A common stock issued and outstanding and 5,000,000 shares of its Class B common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Alpine 4 Technologies, Ltd. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, which was originally filed with the Securities and Exchange Commission on August 19, 2019. The filing is being amended to update the shares of Class A Common Stock issued subsequent to June 30, 2019 and to update the number of shares of Class A common stock on the cover page.  Other than the changes referred to above, all other information in the Report remains unchanged.

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

Dated: August 21, 2019

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)