Form 10-Q/A
period 2019-06-30
Alpine 4 Technologies Ltd.
filed 2019-08-22
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Alpine 4 Technologies, Ltd. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, which was originally filed with the Securities and Exchange Commission on August 19, 2019. The filing is being amended to update the shares of Class A Common Stock issued subsequent to June 30, 2019 and to update the number of shares of Class A common stock on the cover page.  Other than the changes referred to above, all other information in the Report remains unchanged.

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

Note 13 – Subsequent Events

Subsequent to June 30, 2019, the Company issued 32,956,827 shares of Class A Common Stock for the conversion of $246,636 of outstanding convertible notes payable and $14,664 of accrued interest.

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