Form 10-Q
period 2019-09-30
Alpine 4 Technologies Ltd.
filed 2019-11-19
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Registrant's telephone number, including area code: 480-702-2431

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 18, 2019, the issuer had 99,770,161 shares of its Class A common stock issued and outstanding; 5,000,000 shares of its Class B common stock issued and outstanding and 9,910,200 shares of its Class C common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$251,019	$207,205
Accounts receivable	4,631,642	2,610,354
Inventory	3,107,885	2,175,795
Capitalized contract costs	64,234	64,234
Prepaid expenses and other current assets	1,117,719	222,200
Assets of discontinued operations	-	121,296
Total current assets	9,172,499	5,401,084

Property and equipment, net	11,693,599	7,990,556
Intangible asset, net	1,331,723	677,210
Right of use assets, net	721,004	-
Goodwill	3,007,453	3,193,861
Other non-current assets	346,655	290,238
Assets of discontinued operations	-	387,727

TOTAL ASSETS	$26,272,933	$17,940,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,777,733	$3,102,970
Accrued expenses	2,846,355	1,254,853
Deferred revenue	-	25,287
Derivative liabilities	1,850,947	1,892,321
Deposits	12,509	12,509
Notes payable, current portion	6,629,858	3,585,603
Notes payable, related parties, current portion	401,820	192,000
Convertible notes payable, current portion, net of discount of $113,741 and $942,852	1,787,943	2,644,735
Financing lease obligation, current portion	234,682	105,458
Operating lease obligation, current portion	254,535	-
Acquisition contingency	500,000	-
Net liabilities of discontinued operations	-	2,752,447
Total current liabilities	18,296,382	15,568,183

Notes payable, net of current portion	5,521,502	4,517,441
Convertible notes payable, net of current portion	1,122,688	450,000
Financing lease obligations, net of current portion	11,455,105	8,295,176
Operating lease obligations, net of current portion	474,473	-
Deferred tax liability	608,304	608,304

TOTAL LIABILITIES	37,478,454	29,439,104

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Class A Common stock, $0.0001 par value, 100,000,000 shares authorized, 95,370,161 and 26,567,410 shares issued and outstanding at September 30, 2019 and December 31, 2018	9,537	2,657
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	500	500
Class C Common stock, $0.0001 par value, 10,000,000 shares authorized, 9,870,200 shares issued and outstanding at September 30, 2019	987	-
Additional paid-in capital	18,557,801	17,018,509
Accumulated deficit	(29,774,346)	(28,520,094)
Total stockholders' deficit	(11,205,521)	(11,498,428)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,272,933	$17,940,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$7,088,182	$4,342,203	$20,690,014	$10,570,032
Cost of revenue	5,311,323	2,119,913	15,542,194	6,478,090
Gross Profit	1,776,859	2,222,290	5,147,820	4,091,942

Operating expenses:
General and administrative expenses	1,739,867	2,387,092	5,509,996	4,255,035

Total operating expenses	1,739,867	2,387,092	5,509,996	4,255,035
Income (loss) from operations	36,992	(164,802)	(362,176)	(163,093)

Other income (expenses)
Interest expense	(698,844)	(701,114)	(2,736,968)	(1,642,562)
Change in value of derivative liability	3,389,116	(1,012,743)	(689,369)	(766,718)
Gain on extinguishment of debt	-	-	-	6,305
Other income	77,918	55,949	206,681	173,608
Total other income (expenses)	2,768,190	(1,657,908)	(3,219,656)	(2,229,367)

Loss before income tax	2,805,182	(1,822,710)	(3,581,832)	(2,392,460)

Income tax (benefit)	-	-	-	-

Income (loss) from continuing operations	2,805,182	(1,822,710)	(3,581,832)	(2,392,460)

Discontinued operations:
Loss from operations of discontinued operations	-	(1,051,916)	(95,179)	(1,720,538)
Gain on disposition of discontinued operations	-	-	2,515,028	-
Total discontinued operations	-	(1,051,916)	2,419,849	(1,720,538)

Net income (loss)	$2,805,182	$(2,874,626)	$(1,161,983)	$(4,112,998)

Weighted average shares outstanding :
Basic	101,810,802	30,358,570	62,450,846	27,813,506
Diluted	237,269,687	30,358,570	62,450,846	27,813,506

Basic Income (loss) per share
Continuing operations	$0.03	$(0.06)	$(0.06)	$(0.09)
Discontinued operations	-	$(0.03)	0.04	$(0.06)
	$0.03	(0.09)	$(0.02)	(0.15)

Diluted income (loss) per share
Continuing operations	$(0.00)	$(0.06)	$(0.06)	$(0.09)
Discontinued operations	-	$(0.03)	0.04	$(0.06)
	$(0.00)	(0.09)	$(0.02)	(0.15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	26,567,410	$2,657	5,000,000	$500	-	$-	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	1,670,000	167					26,421		26,588
Derivative liability resolution							10,993		10,993
Share-based compensation expense							19,341		19,341
Net income for the three months								989,511	989,511

Balance, March 31, 2019	28,237,410	2,824	5,000,000	500	-	-	17,075,264	(27,530,583)	(10,451,995)

Issuance of shares of common stock for convertible note payable and accrued interest	33,975,924	3,398					232,551		235,949
Derivative liability resolution							332,703		332,703
Share-based compensation expense							19,556		19,556
Net loss for the three months								(4,956,676)	(4,956,676)

Balance, June 30, 2019	62,213,334	6,222	5,000,000	500	-	-	17,660,074	(32,487,259)	(14,820,463)

Issuance of shares of common stock for convertible note payable and accrued interest	32,956,827	3,295					258,004		261,299
Issuance of shares of common stock for dividend					7,097,594	710	91,559	(92,269)	-
Conversion of Class B to Class A	200,000	20	(200,000)	(20)					-
Issuance of shares of common stock for services			200,000	20	2,772,606	277	38,347		38,644
Derivative liability resolution							490,047		490,047
Share-based compensation expense							19,770		19,770
Net loss for the three months								2,805,182	2,805,182

Balance, September 30, 2019	95,370,161	$9,537	5,000,000	$500	9,870,200	$987	$18,557,801	$(29,774,346)	$(11,205,521)

Balance, December 31, 2017	23,222,087	$2,322	1,600,000	$160	-	$-	$16,573,632	$(20,433,875)	$(3,857,761)

Adoption of ASC 606								(178,202)	(178,202)
Issuance of shares of common stock for convertible note payable and accrued interest	120,000	12					15,588		15,600
Issuance of common stock for modification of debt	100,000	10					14,990		15,000
Issuance of shares for debt discount	333,333	33					56,633		56,666
Reclassification of shares from mezzanine	379,403	38					(38)		-
Derivative liability resolution							125,759		125,759
Stock-based compensation expense							15,840		15,840
Change in fair value of warrant modification							4,310		4,310
Net loss for the three months								(661,078)	(661,078)

Balance, March 31, 2018	24,154,823	2,415	1,600,000	160	-	-	16,806,714	(21,273,155)	(4,463,866)

Issuance of shares of common stock for convertible note payable and accrued interest	713,033	72					16,762		16,834
Derivative liability resolution							(182,425)		(182,425)
Stock-based compensation expense							17,555		17,555
Shares issued for employee compensation			3,400,000	340			176,460		176,800
Net loss for the three months								(577,294)	(577,294)

Balance, June 30, 2018	24,867,856	$2,487	5,000,000	$500	-	$-	$16,835,066	$(21,850,449)	$(5,012,396)

Issuance of shares of common stock for convertible note payable and accrued interest	669,251	66					33,604		33,670
Derivative liability resolution							58,018		58,018
Stock-based compensation expense							18,914		18,914
Net loss for the three months								(2,874,626)	(2,874,626)

Balance, September 30, 2018	25,537,107	$2,553	5,000,000	$500	-	$-	$16,945,602	$(24,725,075)	$(7,776,420)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018

OPERATING ACTIVITIES:
Net income (loss)	$(1,161,983)	$(4,112,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	710,133	690,743
Amortization	135,487	48,225
Gain on extinguishment of debt	-	(136,300)
Loss on disposal of fixed assets	-	414,204
Change in value of derivative liabilities	689,369	766,718
Stock issued for services	38,644	176,800
Employee stock compensation	58,667	52,309
Amortization of debt discounts	932,111	701,850
Gain on disposal of discontinued operations	(2,515,028)	-
Issuance of convertible debentures for penalty interest	128,777	-
Operating lease expense	170,409	-
Change in current assets and liabilities:
Accounts receivable	(508,081)	(727,643)
Inventory	(478,249)	(506,277)
Capitalized contracts costs	-	37,300
Prepaid expenses and other assets	(56,449)	171,006
Accounts payable	346,378	583,299
Accrued expenses	1,596,304	606,234
Operating lease liability	(162,405)	-
Deferred revenue	(25,287)	(276,703)
Net cash used in operating activities	(101,203)	(1,511,233)

INVESTING ACTIVITIES:
Capital expenditures	(48,878)	(71,268)
Proceeds from insurance claim on automobiles and trucks	-	260,467
Cash paid for acquisitions, net of cash acquired	(1,967,606)	(1,976,750)
Net cash used in investing activities	(2,016,484)	(1,787,551)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	282,320	125,000
Proceeds from issuances of notes payable, non-related party	500,000	924,750
Proceeds from issuances of convertible notes payable	103,000	1,399,250
Proceeds from financing lease	3,267,000	1,900,000
Repayments of notes payable, related party	(72,500)	(31,500)
Repayments of notes payable, non-related party	(1,579,013)	(777,727)
Repayments of convertible notes payable	(787,700)	(937,959)
Proceeds from line of credit, net	582,046	1,072,327
Cash paid on financing lease obligations	(133,652)	(166,627)
		-
Net cash provided by financing activities	2,161,501	3,507,514

NET INCREASE IN CASH AND RESTRICTED CASH	43,814	208,730

CASH AND RESTRICTED CASH, BEGINNING BALANCE	414,516	335,823

CASH AND RESTRICTED CASH, ENDING BALANCE	$458,330	$544,553

CASH PAID FOR:
Interest	$1,768,533	$955,741
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$523,836	$63,773
Issuance of convertible payable for acquisition	$-	$450,000
Issuance of note payable for acquisition	$3,450,000	$1,950,000
Debt discount due to derivative liabilities	$103,000	$1,262,970
Notes payable and redeemable common stock restructuring	$-	$3,197,538
Release of derivative liability	$833,743	$58,018
Capital leases	$-	$247,000
ROU asset and operating lease obligation recognized upon adoption of Topic 842	$891,413	$-
Goodwill adjustment to intangible asset for APF acquisition	$790,000	$-
Class C common stock issued for dividend	$92,269	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.
Notes to Unaudited Consolidated Financial Statements
For the Nine months ended September 30, 2019
(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 22, 2019. The results for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2019, and December 31, 2018.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of September 30, 2019, and December 31, 2018, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,	December 31,
	2019	2018
Cash	$251,019	$207,205
Restricted cash included in other non-current assets	207,311	207,311
Total cash and restricted cash shown in statement of cash flows	$458,330	$414,516

Major Customers

The Company had three customers that made up 21%, 16% and 13%, respectively, of accounts receivable as of September 30, 2019.  The Company had two customers that made up 29 % and 27%, respectively, of accounts receivable as of December 31, 2018.

For the nine months ended September 30, 2019, the Company had two customers that made up 14% and 11%, respectively, of total revenues.  For the nine months ended September 30, 2018, the Company had one customer that made up 23% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of September 30, 2019, and December 31, 2018, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or net realizable value. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work in progress (WIP) and finished goods.  Below is a breakdown of how much inventory was in each area as of September 30, 2019  and December 31, 2018:

	September 30,	December 31,
	2019	2018
Raw materials	$1,460,091	$676,621
WIP	7,558	-
Finished goods	1,640,236	1,499,174
	$3,107,885	$2,175,795

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

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Automobiles and trucks	$155,179	$155,179
Machinery and equipment	3,654,717	2,548,855
Office furniture and fixtures	114,867	109,619
Building	9,062,000	5,795,000
Leasehold improvements	307,341	261,608
Less: Accumulated depreciation	(1,600,505)	(879,705)
	$11,693,599	$7,990,556

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer lists	15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	1,321,187	531,187
Less: Accumulated amortization	(367,938)	(232,451)
	$1,331,723	$677,210

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending September 30,
2020	$132,627
2021	132,627
2022	132,627
2023	99,028
2024	99,028
Thereafter	735,786
Total	$1,331,723

Other long-term assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Restricted Cash	$207,311	$207,311
Deposits	105,927	50,927
Other	33,417	32,000
	$346,655	$290,238

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of September 30, 2019, and December 31, 2018, the reporting units with goodwill were QCA, APF and Morris.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debentures, but they are anti-dilutive for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019 due to the net loss incurred.  The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months ended September 30, 2019			For the Three Months ended September 30, 2018
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$2,805,182	101,810,802	$0.03	$(2,874,626)	30,358,570	$(0.09)
Effect of Dilutive Securities
Convertible debt	(3,468,509)	135,458,885	-		-	-
Dilute EPS
Income (loss) available to stockholders plus assumed conversions	$(663,327)	237,269,687	$(0.00)	$(2,874,626)	30,962,398	$(0.09)

	For the Nine Months ended September 30, 2019			For the Nine Months ended September 30, 2018
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(1,161,983)	62,450,846	$(0.02)	$(4,112,998)	27,813,506	$(0.15)
Effect of Dilutive Securities
Convertible debt			-			-
Dilute EPS
Income (loss) available to stockholders plus assumed conversions	$(1,161,983)	62,450,846	$(0.02)	$(4,112,998)	27,813,506	$(0.15)

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

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted.   ASU 2016-02 and additional ASUs are now codified as ASC 842, Leases. ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements.  The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective transition approach and did not restate its comparative periods.  The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheets of $891,413.  As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s accumulated deficit.

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

As of September 30, 2019, the future minimum financing and operating lease payments, net of amortization of debt issuance costs, were as follows:

	Finance	Operating
Twelve Months Ended September 30,	Leases	Leases
2020	$1,206,080	$346,998
2021	1,228,708	356,757
2022	1,248,696	142,116
2023	1,269,248	40,950
2024	1,251,104	-
Thereafter	11,843,097	-
Total	18,046,933	886,821
Less: current lease obligation	(234,682)	(254,535)
Less: imputed interest	(6,357,146)	(157,813)
Non-current capital leases obligations	$11,455,105	$474,473

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

A letter of credit of $1,000,000 is to be provided to the landlord in the above QCA financing lease obligation, of which $207,311 had been satisfied as of September 30, 2019.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of September 30, 2019:

	Classification on Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right of use assets	$721,004
Total lease assets		$721,004

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$254,535
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	474,473
Total lease liability		$729,008

The lease expense for the nine months ended September 30, 2019 was $170,409.  The cash paid under operating leases during the nine months ended September 30, 2019 was $162,405.  At September 30, 2019, the weighted average remaining lease terms were 2.62 years and the weighted average discount rate was 15%

Note 5 – Notes Payable

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

The outstanding balances for the loans were as follows:

	September 30,	December 31,
	2019	2018
Lines of credit, current portion	$3,086,487	$2,504,440
Equipment loans, current portion	234,659	260,301
Term notes, current portion	3,308,712	820,862
Total current	6,629,858	3,585,603
Long-term portion	5,521,502	4,517,441
Total notes payable	$12,151,360	$8,103,044

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Twelve Months Ending September 30,
2020	$6,629,858
2021	2,752,639
2022	2,648,863
2023	80,000
2024	40,000
Total	$12,151,360

Note 6 – Notes Payable, Related Parties

At September 30, 2019 and December 31, 2018, notes payable due to related parties consisted of the following:

	September 30,	December 31,
	2019	2018
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500
Series of notes payable, bearing interest at rates from 10% to 20% per annum, with maturity dates from April 2018 to July 2020, unsecured	389,820	180,000
Total notes payable - related parties	$401,820	$192,000

The above notes which are in default as of September 30, 2019, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At September 30, 2019 and December 31, 2018, convertible notes payable consisted of the following:

	September 30,	December 31,
	2019	2018
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 11, 2019, the Company extended the due date of one of the notes to December 31, 2022. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $1 per share.	1,429,587	1,654,588

Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	10,000	10,000

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
	500	61,699

On April 9, 2018, the Company entered into a variable convertible note for $37,800 with net proceeds of $35,000. The note is due January 9, 2019 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of the Company’s Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	68,757	37,800

On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500. The note is due December 4, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.	116,480	165,000

On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000. The note is due April 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	88,000

On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	198,348	337,500

On September 27, 2018, the Company entered into a variable convertible note for $93,000 with net proceeds of $93,000. The note is due July 15, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	93,000

On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14,2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	49,000	220,000

On November 12, 2018, the Company entered into a variable convertible note for $670,000 with net proceeds of $636,000. The note is due November 12, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	511,700	670,000

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This convertible note is past due.	98,000	130,000

On February 5, 2019, the Company entered into a variable convertible note for $103,000 with net proceeds of $103,000. The note is due November 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This convertible note is past due.	67,000	-

Total convertible notes payable	3,024,372	4,037,587

Less: discount on convertible notes payable	(113,741)	(942,852)

Total convertible notes payable, net of discount	2,910,631	3,094,735

Less: current portion of convertible notes payable	(1,787,943)	(2,644,735)

Long-term portion of convertible notes payable	$1,122,688	$450,000

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the nine months ended September 30, 2019 and 2018 amounted to $932,111 and $701,850, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $113,741 as of September 30, 2019, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2018	$3,094,735
Issuance of convertible notes payable for cash	103,000
Issuance of convertible notes payable for penalty interest	128,777
Repayment of notes	(787,700)
Conversion of notes payable to common stock	(457,292)
Discount from derivative liability	(103,000)
Amortization of debt discounts	932,111
Balance outstanding, September 30, 2019	$2,910,631

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. As of September 30, 2019 and December 31, 2018, no shares of preferred stock were outstanding.

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue three classes of common stock: Class A common stock, which has one vote per share, Class B common stock, which has ten votes per share and Class C common stock, which has five votes per share.  Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Otherwise the voting rights of the two classes of common stock will be identical.  Any holder of Class C common stock may convert 25% of his or her shares at any time after the 3rd to 6th anniversary into shares of Class A common stock on a share-for-share basis. Otherwise the voting rights of the two classes of common stock will be identical.

The Company had the following transactions in its common stock during the nine months ended September 30, 2019:

•	issued 68,602,751 shares of Class A common stock for the conversion of $457,292 of outstanding convertible notes payable and $66,544 of accrued interest;

•	issued 7,097,595 shares of Class C common stock as a dividend to the Class A common stockholders.

•	issued 200,000 shares of Class B common stock and 2,772,606 shares of Class C common stock to officer, directors and employees for services rendered valued at $38,644.

Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

The following summarizes the stock option activity for the nine months ended September 30, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2018	1,790,000	$0.19	9.10	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding at September 30, 2019	1,790,000	$0.19	8.60	$-

Vested and expected to vest at September 30, 2019	1,790,000	$0.19	8.35	$-

Exercisable at September 30, 2019	727,594	$0.26	8.12	$-

The following table summarizes information about options outstanding and exercisable as of September 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	9.13	$0.05	271,563	$0.05
0.10	85,000	9.04	0.10	21,250	0.10
0.13	388,500	8.34	0.13	194,250	0.13
0.26	114,000	8.10	0.26	64,125	0.26
0.90	223,500	8.02	0.90	125,719	0.90
	1,790,000			676,907

During the nine months ended September 30, 2019 and 2018, stock option expense amounted to $58,667 and $52,309, respectively.  Unrecognized stock option expense as of September 30, 2019 amounted to $142,170, which will be recognized over a period extending through December 2022.

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

As of September 30, 2019, the Company had 277,001 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 1.48 years.

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
$4,376,750

The following are the unaudited pro forma results of operations for the nine months ended September 30, 2019 and 2018, as if Morris and APF had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Nine Months Ended September 30,
	2019	2018
Sales	$20,690,014	$19,812,607
Cost of goods sold	15,542,194	14,202,405
Gross profit	5,147,820	5,610,202
Operating expenses	5,509,996	5,675,248
Loss from operations	(362,176)	(65,046)
Net loss from continuing operations	(3,581,832)	(2,121,185)
Loss per share	(0.06)	(0.08)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, APF and Morris for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue
QCA	$2,252,997	$2,910,462	$7,056,674	$7,856,208
APF	966,735	1,200,529	3,925,190	2,162,126
Morris	3,820,472	-	9,561,843	-
Unallocated and eliminations	47,978	231,212	146,307	551,698
	$7,088,182	$4,342,203	$20,690,014	$10,570,032

Gross profit
QCA	$711,053	$1,233,038	$2,083,729	$2,915,421
APF	294,722	713,047	1,180,619	816,688
Morris	702,675	-	1,747,619	-
Unallocated and eliminations	68,409	276,205	135,853	359,833
	$1,776,859	$2,222,290	$5,147,820	$4,091,942

Income (loss) from operations
QCA	$111,832	$452,793	$179,707	$1,184,664
APF	110,454	(256,068)	561,990	(404,148)
Morris	423,083	-	507,162	-
Unallocated and eliminations	(608,377)	(361,527)	(1,611,035)	(943,609)
	$36,992	$(164,802)	$(362,176)	$(163,093)

Depreciation and amortization
QCA	$84,398	$75,755	$253,192	$220,976
APF	82,514	95,817	286,119	191,634
Morris	95,342	-	281,310	-
Unallocated and eliminations	8,333	52,965	24,999	278,133
	$270,587	$224,537	$845,620	$690,743

Interest Expenses
QCA	$180,014	$170,785	$538,252	$469,368
APF	94,562	39,443	263,071	68,149
Morris	150,138	-	302,724	-
Unallocated and eliminations	274,130	490,886	1,632,921	1,105,045
	$698,844	$701,114	$2,736,968	$1,642,562

Net income (loss)
QCA	$9,736	$337,956	$(156,877)	$888,904
APF	15,892	(295,511)	298,919	(472,297)
Morris	272,945	-	209,063	-
Unallocated and eliminations	2,506,609	(1,865,155)	(3,932,937)	(2,809,067)
	$2,805,182	$(1,822,710)	$(3,581,832)	$(2,392,460)

	As of	As of
	September 30,	December 31,
	2019	2018
Total Assets
QCA	$13,152,517	$10,767,883
APF	11,254,397	6,159,098
Morris	15,929,389	-
Unallocated and eliminations	(14,063,370)	1,013,695
	$26,272,933	$17,940,676

Goodwill
QCA	$1,963,761	$1,963,761
APF	440,100	1,230,100
Morris	603,592	-
Unallocated and eliminations	-	-
	$3,007,453	$3,193,861

Accounts receivable, net
QCA	$1,531,514	$1,649,701
APF	1,003,589	958,153
Morris	2,066,789	-
Unallocated and eliminations	29,750	2,500
	$4,631,642	$2,610,354

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Risk free rate	2.03% to 2.51%	1.89%
Volatility	231% - 321%	200%
Expected terms (years)	0.5 to 1.51	1.3 to 2.53
Dividend rate	0%	0%

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2019 and December 31, 2018:

Description	Fair Value As of September 30, 2019	Fair Value Measurements at September 30, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,850,947	$-	$-	$1,850,947

Description	Fair Value As of December 31, 2018	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,892,321	$-	$-	$1,892,321

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2019:

Derivative liability balance, December 31, 2018	$1,892,321
Issuance of derivative liability during the period	103,000
Derivative liability resolution	(833,743)
Change in derivative liability during the period	689,369
Derivative liability balance, September 30, 2019	$1,850,947

Note 12 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the nine months ended September 30, 2019 and 2018 as discontinued operations and are summarized below:

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$2,938,441
Cost of revenue	-	2,489,273
Gross Profit	-	449,168
Operating expenses	95,179	2,267,843
Loss from operations	(95,179)	(1,818,675)
Other income (expenses)	-	98,137
Net loss	$(95,179)	$(1,720,538)

The assets and liabilities of the discontinued operations at September 30, 2019 and December 31, 2018 are summarized below:

	September 30,	December 31,
	2019	2018

Current assets	$-	$121,296
Property and equipment	-	387,727
Total assets	$-	$509,023

Current liabilities	$-	$2,493,049
Notes payable - related party	-	43,500
Notes payable	-	215,898
Total liabilities	$-	$2,752,447

As of March 31, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

Note 13 – Subsequent Events

Subsequent to September 30, 2019, the Company agreed to settle with convertible note holders and issued 4,400,000 shares of Class A common stock upon the conversion of convertible debts (see below).  In addition, the Company entered into agreement with convertible note holders as follows:

Convertible note with total balance owing, including all interest and penalties of $167,990. The Company and the noteholder agreed that note would be settled over a 13-week period beginning on August 12, 2019, with 13 weekly payments of $4,000 per week and a final lump-sum payment of $115,990.

Convertible note with total balance owing, including all interest and penalties of, $651,292. The Company and the noteholder entered into a settlement agreement, pursuant to which the parties agreed that note would be settled with a cash payment by the Company of $300,000, paid on November 8, 2019; a $350,000 fixed-price, one-year convertible note with an interest rate of 15%, convertible at a price per share of $0.15, The holder of the note had previously submitted a conversion notice on August 5, 2019, for 4,500,000 shares. The noteholder and the Company agreed to amend the conversion notice to 2,000,000 shares, which will be issued to the noteholder as a good faith issuance.

Convertible notes with the first note having an original balance of $337,500 and was settled for 12 monthly payments of $18,000 starting on December 27, 2019.  The second note having an original balance of $220,000 and has been settled for 12 monthly payments of $17,000 starting on December 27, 2019.  The note holder also issued a new Senior Secured Promissory Note in the principal amount of $600,000, with the following terms: term of two years; a fixed conversion price of $0.15 and a 15% interest rate.  The note holder had previously submitted a conversion notice seeking the issuance of 4,550,000 shares of the Company’s Class A common stock in connection with the note for $337,500. The note holder and the Company agreed to amend the conversion notice to 2,400,000 shares which will be issued to the noteholder as a good faith issuance.

Convertible note with total balance owing, including all interest and penalties of $252,870.  The Company and the noteholder agreed that note would be settled with a cash payment of $80,000 paid on November 12, 2019 and the issuance of  two new notes in the principal amounts of $35,000 and $137,870 with the following terms: term of one year; a fixed conversion price of $0.15 cents and a 15% interest rate and the future issuance of 300,000 Class A Common Shares and 30,000 Class C Common Stock.

Subsequent to September 30, 2019, the Company issued 10,000 shares of Class C common stock to a contractor for services rendered.

On November 6, 2019, the Company, completed its acquisition of Deluxe Sheet Metal, Inc., an Indiana corporation (“DSM”), DSM Holding, LLC, an Indiana limited liability company (“DHL”), Lonewolf Enterprises, LLC, an Indiana limited liability company (“LWE”), and Kevin Smith (the “Seller”).  Pursuant to a securities purchase agreement (the “SPA”) among the Company, DSM, DHL, LWE, and the Seller, the Company acquired all of the outstanding capital stock of DSM, all of the outstanding LLC membership interests of DHL, and certain real estate and improvements thereto from LWE (the “LWE Real Estate”) for the consideration and on the terms and subject to the conditions set forth in the SPA.

The total purchase price was $8,400,000 (the “Purchase Price”), which is the sum of the cash paid at closing (the “Cash Consideration”), by wire transfer of immediately available funds to the accounts designated by Seller, and promissory notes (the “Promissory Note Consideration”), also delivered at closing.

The Cash Consideration consisted of $6,003,657, plus the addition of working capital, less any Long-Term Liability (as defined in the SPA) of DSM and DHL satisfied at Closing, as set forth in the SPA, but not less certain liabilities, as set forth in the SPA.  Additionally, the Note Consideration consisted of a secured promissory note issued in favor of Seller only, by the Company, DSM, and DHL and shall consist of (i) a Secured Promissory Note to Kevin M. Smith in the amount of $1,900,000.00 (“Note 2”), and (ii) a Secured Promissory Note to Kevin M. Smith in the amount of $496,343.00 (“Note 1” and collectively, the “Notes”), in the form set forth in an exhibit to the SPA, secured by a subordinated security interest in the assets listed in a related security agreement (the “Security Agreement”) (discussed below). The parties to the SPA agreed that the Company has the right to change the senior lender from time to time while Notes remain unpaid so long as at all times, there is no breach or default or Event of Default under the Notes, the SPA, or the other transaction documents.

The Company, DSM, and DHL collectively issued the Notes to the Seller.  The terms of the Notes are as follows: Note 1 is in the amount of $1,900,000 accrues at 4.25% interest, and Note 2 is in the amount of $496,343 and accrues interest at a rate of 8.75%, and each included a loan fee of $5,000.  Note 2 has an amortization rate of 10 years with a balloon payment due 36 months.  Note 1 is due January 25, 2020, and the obligations of the Company, DSM, and DHL under the Notes are secured by a subordinated security interest granted pursuant to the security agreement entered into by the parties.

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

Business Strategy

What We Do:

Alexander Hamilton in his “Federalist paper #11”, said that our adventurous spirit distinguishes the commercial character of America.  Hamilton knew that our freedom to be creative gave American businesses a competitive advantage over the rest of the world.   I believe that Alpine 4 also exemplifies this spirit in our subsidiaries and that our greatest competitive advantage is our highly diverse business structure combined with a culture of collaboration.

It is our mandate to grow Alpine 4 into a leading, multi-faceted holding company with diverse subsidiary holdings with products and services that not only benefit from one another as a whole, but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership while working synergistically with other Alpine 4 holdings.  The essence of our business model is based around acquiring B2B companies in a broad spectrum of industries via our acquisition strategy of DSF (Drivers, Stabilizer, Facilitator).  Our DSF business model (which I will discuss more below) offers our shareholders an opportunity to own small-cap businesses that hold defensible positions in their individual market space.  Further, Alpine 4’s greatest opportunity for growth exists in the smaller to middle-market operating companies with revenues between $5 to $150 million annually.  In this target-rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements that have greater potential to enhance profit.

 Driver, Stabilizer, Facilitator (DSF)

Driver:  A Driver is a company that is in an emerging market or technology, that has enormous upside potential for revenue and profits, with a significant market opportunity to access.  These types of acquisitions are typically small, brand new companies that need a structure to support their growth.

Stabilizer:  Stabilizers are companies that have sticky customers, consistent revenue and provide solid net profit returns to Alpine 4.

Facilitators:  Facilitators are our “secret sauce”.  Facilitators are companies that provide a product or service that an Alpine 4 sister company can use as leverage to create a competitive advantage.

When you blend these categories into a longer-term view of the business landscape, you can then begin to see the value-driving force that makes this a truly purposeful and powerful business model.  As I stated earlier, our greatest competitive advantage is our highly diversified business structure combined with a collaborative business culture, that helps drive out competition in our markets by bringing; resources, planning, technology and capacity that our competitors simply don’t have.  DSF reshapes the environment each subsidiary operates in by sharing and exploiting the resources each company has, thus giving them a competitive advantage that their peers don’t have.

How We Do It:

Optimization vs. Asset Producing

The process to purchase a perspective company can be long and arduous.  During our due diligence period, we are validating and determining three major points, not just the historical record of the company we are buying.  Those three major points are what we call the “What is, What Should Be and What Will Be”.

•
“The What Is” (TWI).  TWI is the defining point of where a company is holistically in a myriad of metrics; Sales, Finance, Ease of Operations, Ownership and Customer Relations to name a few. Subsequently, this is usually the point where most acquirers stop in their due diligence.  We look to define this position not just from a number’s standpoint, but also how does this perspective map out to a larger picture of culture and business environment.

•
“The What Should Be” (TWSB).  TWSB is the validation point of inflection where we use many data inputs to assess if TWI is out of the norm with competitors, and does that data show the potential for improvement.

•
“The What Will Be” (TWWB).  TWWB is how we seek to identify the net results or what we call Kinetic Profit (KP) between the TWI and TWSB.  The keywords are Kinetic Profit.  KP is the profit waiting to be achieved by some form of action or as we call it, the Optimization Phase of acquiring a new company.

Optimization:  During the Optimization Phase, we seek to root up employees with in-depth training on various topics.  Usually, these training sessions include; Profit and Expense Control, Production Planning, Breakeven Analysis and Profit Engineering to name a few.  But the end game is to guide these companies to: become net profitable with the new debt burden placed on them post-acquisition, mitigate the loss of sales due to acquisition attrition (we typically plan on 10% of our customers leaving simply due to old ownership not being involved in the company any longer), potential replacement of employees that no longer wish to be employed post-acquisition and other ancillary issues that may arise.  The Optimization Phase usually takes 12-18 months post-acquisition and a company can fall back into Optimization if it is stagnant or regresses in its training.

Asset Producing:  Asset Producing is the ideal point where we want our subsidiaries to be.  To become Asset Producing, subsidiary management must have completed prescribed training formats, proven they understand the KPI’s that run their respective departments and finally, the subsidiaries they manage must have posted a net profit for 3 consecutive months.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $29,774,346 as of September 30, 2019.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

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

Results of Operations

The following are the results of our operations for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Change

Revenue	$7,088,182	$4,342,203	$2,745,979
Cost of revenue	5,311,323	2,119,913	3,191,410
Gross Profit	1,776,859	2,222,290	(445,431)

Operating expenses:
General and administrative expenses	1,739,867	2,387,092	(647,225)
Total operating expenses	1,739,867	2,387,092	(647,225)
Income (loss) from operations	36,992	(164,802)	201,794

Other income (expenses)
Interest expense	698,844	701,114	(2,270)
Change in value of derivative liabilities	(3,389,116)	1,012,743	(4,401,859)
Other (income)	(77,918)	(55,949)	(21,969)
Total other income (expenses)	(2,768,190)	1,657,908	(4,426,098)

Loss before income tax	2,805,182	(1,822,710)	4,627,892

Income tax expense	-	-	-

Income (loss) from continuing operations	2,805,182	(1,822,710)	4,627,892

Discontinue operations	-	(1,051,916)	1,051,916

Net income (loss)	$2,805,182	$(2,874,626)	$5,679,808

Revenue

Our revenues for the three months ended September 30, 2019, increased by $2,745,979 as compared to the three months ended September 30, 2018.  In 2019, the increase in revenue related to, $3,820,472 for Morris (acquired in January 2019) offset by a decrease of $233,794 for APF; $183,234 relating to the 6th Sense Auto and Brake Active services of ALTIA and $657,465 for QCA.  The increase in revenue was driven by the acquisition of Morris.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the three months ended September 30, 2019, increased by $3,191,410 as compared to the three months ended September 30, 2018.  In 2019, the increase in our cost of revenue related to $3,117,797 for Morris (acquired in January 2019); $184,531 for APF and $24,562 relating to the 6th Sense Auto and Brake Active services of ALTIA; offset by a decrease of $135,480 for QCA. The increase in cost of revenue is principally the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended September 30, 2019, decreased by $647,225 as compared to the three months ended September 30, 2018.  The decrease consisted primarily a decrease in general and administrative expenses at APF offset by additional general and administrative expenses associated with the operations of Morris which were acquired in January 2019.

Other income (expenses)

Other income (expenses) for the three months ended September 30, 2019, increased by $4,426,098 as compared to 2018.  This increase was primarily due to the change in the value of the derivative liability.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the three months ended September 30, 2019 and 2018 as discontinued operations and are summarized below:

	Three Months Ended September 30,
	2019	2018
Revenue	$-	$452,966
Cost of revenue	-	369,222
Gross Profit	-	83,744
Operating expenses	-	1,169,913
Loss from operations	-	(1,086,169)
Other income (expenses)	-	34,253
Net loss	$-	$(1,051,916)

As of September 30, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

The following are the results of our operations for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change

Revenue	$20,690,014	$10,570,032	$10,119,982
Cost of revenue	15,542,194	6,478,090	9,064,104
Gross Profit	5,147,820	4,091,942	1,055,878

Operating expenses:
General and administrative expenses	5,509,996	4,255,035	1,254,961
Total operating expenses	5,509,996	4,255,035	1,254,961
Loss from operations	(362,176)	(163,093)	(199,083)

Other expenses
Interest expense	2,736,968	1,642,562	1,094,406
Change in value of derivative liabilities	689,369	766,718	(77,349)
Gain on extinguishment of debt	-	(6,305)	6,305
Other (income)	(206,681)	(173,608)	(33,073)
Total other expenses	3,219,656	2,229,367	990,289

Loss before income tax	(3,581,832)	(2,392,460)	(1,189,372)

Income tax expense	-	-	-

Loss from continuing operations	(3,581,832)	(2,392,460)	(1,189,372)

Discontinue operations	2,419,849	(1,720,538)	4,140,387

Net loss	$(1,161,983)	$(4,112,998)	$2,951,015

Revenue

Our revenues for the nine months ended September 30, 2019, increased by $10,119,982 as compared to the nine months ended September 30, 2018.  In 2019, the increase in revenue related to, $1,763,064 for APF (acquired in April 2018), and $9,561,843 for Morris (acquired in January 2019) offset by a decrease of $405,391 relating to the 6th Sense Auto and Brake Active services of ALTIA and $799,534 for QCA.  The increase in revenue was driven by the acquisitions of APF and Morris.  We expect our revenue to continue to grow over the remainder of the year.

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2019, increased by $9,064,104 as compared to the nine months ended September 30, 2018.  In 2019, the increase in our cost of revenue related to $32,158 for QCA, $1,399,133 for APF (acquired in April 2018), and $7,814,224 for Morris (acquired in January 2019) offset by a decrease of $181,411 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the nine months ended September 30, 2019, increased by $1,254,961 as compared to the nine months ended September 30, 2018.  The increase consisted primarily of an increase to general and administrative expenses associated with the operations of APF and Morris which were acquired in April 2018 and January 2019, respectively.

Other expenses

Other expenses for the nine months ended September 30, 2019, increased by $990,289 as compared to 2018.  This increase was primarily due to the increase in interest expense due to the increase in outstanding debt in 2019 compared to 2018 and the amortization of debt discounts.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the nine months ended September 30, 2019 and 2018 as discontinued operations and are summarized below:

	Nine Months Ended September 30,
	2019	2018
Revenue	$-	$2,938,441
Cost of revenue	-	2,489,273
Gross Profit	-	449,168
Operating expenses	95,179	2,267,843
Loss from operations	(95,179)	(1,818,675)
Other income (expenses)	-	98,137
Net loss	$(95,179)	$(1,720,538)

As of September 30, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2019, the Company issued 32,956,827 shares of its restricted Class A common stock for note conversions and  issued 200,000 shares of Class B common stock and 2,772,606 shares of Class C common stock to officer, directors and employees for services rendered.

The shares of Class A, Class B and Class C common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Dated: November 19, 2019

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)