Form 10-K
period 2019-12-31
Alpine 4 Technologies Ltd.
filed 2020-06-01
CIK 1606698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $930,876.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 1, 2020, the issuer had 110,677,860 shares of its Class A common stock issued and outstanding; 9,022,983 shares of its Class B common stock issued and outstanding; and 11,572,268 shares of Class C common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALPINE 4 TECHNOLOGIES LTD.

FISCAL YEAR ENDED DECEMBER 31, 2019

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

-

our lack of revenues, history of operating losses, bankruptcy, limited cash reserves and ability to draw on our Purchase Agreement with Lincoln Park or obtain other capital to develop and implement our business strategies and grow our business, and continue as a going concern;

-	our ability to execute our strategy and business plan regarding growth, acquisitions, and focusing on our strategy of Drivers, Stabilizers, and Facilitators;

-	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic acquisitions, collaborations, and other alternatives if in the best interests of our stockholders;

-	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

-	the potential, if any, for future development of any of our present or future products;

-	our ability to identify and develop additional uses for our products;

-	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;

-

the ability of our Board of Directors to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction; and

-	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this prospectus and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this prospectus in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We disclaim any obligation or intention to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.   BUSINESS.

Our Business

Company Background and History

Alpine 4 Technologies Ltd (“we”, “our”, “Alpine 4”, the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014.  We are a publicly traded conglomerate that is acquiring businesses that fit into our disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date this Report was filed, the Company was a holding company that owned seven operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; American Precision Fabricators, Inc.; Morris Sheet Metal, Corp; and JTD Spiral, Inc.; Deluxe Sheet Metal, Inc,; and Excel Fabrication, LLC (As discussed in more detail below, we previously had an additional subsidiary, Venture West Energy Services (formerly Horizon Well Testing, LLC). However, as of December 31, 2018, we discontinued operations on this company.) In the first quarter of 2020, we also created three additional subsidiaries to act as silo holding companies, organized by industries.  These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). All three are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these three subsidiaries.

Business Strategy

What We Do:

Alexander Hamilton in his “Federalist paper #11”, said that our adventurous spirit distinguishes the commercial character of America.  Hamilton knew that our freedom to be creative gave American businesses a competitive advantage over the rest of the world.   We believe that Alpine 4 also exemplifies this spirit in our subsidiaries and that our greatest competitive advantage is our highly diverse business structure combined with a culture of collaboration.

It is our mandate to grow Alpine 4 into a leading, multi-faceted holding company with diverse subsidiary holdings with products and services that not only benefit from one another as a whole, but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership while working synergistically with other Alpine 4 holdings.  The essence of our business model is based around acquiring B2B companies in a broad spectrum of industries via our acquisition strategy of DSF (Drivers, Stabilizer, Facilitator).  Our DSF business model (which is discussed further below) offers our shareholders an opportunity to own small-cap businesses that hold defensible positions in their individual market space.  Further, Alpine 4’s greatest opportunity for growth exists in the smaller to middle-market operating companies with revenues between $5 to $150 million annually.  In this target-rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements that have greater potential to enhance profit.

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

When you blend these categories into a longer-term view of the business landscape, you can then begin to see the value-driving force that makes this a truly purposeful and powerful business model.  As stated earlier, our greatest competitive advantage is our highly diversified business structure combined with a collaborative business culture, that helps drive out competition in our markets by bringing; resources, planning, technology and capacity that our competitors simply don’t have.  DSF reshapes the environment each subsidiary operates in by sharing and exploiting the resources each company has, thus giving them a competitive advantage that their peers don’t have.

How We Do It:

Optimization vs. Asset Producing

The process to purchase a perspective company can be long and arduous.  During our due diligence period, we are validating and determining three major points, not just the historical record of the company we are buying.  Those three major points are what we call the “What is, What Should Be and What Will Be”.

•“The What Is” (TWI).  TWI is the defining point of where a company is holistically in a myriad of metrics; Sales, Finance, Ease of Operations, Ownership and Customer Relations to name a few. Subsequently, this is usually the point where most acquirers stop in their due diligence.  We look to define this position not just from a number’s standpoint, but also how does this perspective map out to a larger picture of culture and business environment.

•“The What Should Be” (TWSB).  TWSB is the validation point of inflection where we use many data inputs to assess if TWI is out of the norm with competitors, and does that data show the potential for improvement.

•“The What Will Be” (TWWB).  TWWB is how we seek to identify the net results or what we call Kinetic Profit (KP) between the TWI and TWSB.  The keywords are Kinetic Profit.  KP is the profit waiting to be achieved by some form of action or as we call it, the Optimization Phase of acquiring a new company.

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

Asset Producing:  Asset Producing is the ideal point where we want our subsidiaries to be.  To become Asset Producing, subsidiary management must have completed prescribed training formats, proven they understand the key performance indicators that run their respective departments and finally, the subsidiaries they manage must have posted a net profit for 3 consecutive months.

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

In October 2016, we formed a new Limited Liability Company called ALTIA (Automotive Logic & Technology In Action) to create an independent subsidiary for Alpine 4’s 6th Sense Auto product and its BrakeActive product.

Effective, January 1, 2017, we acquired 100% of Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, LLC). Additional information about the acquisition of VWES can be found below under “Recent Developments” and in our Current Reports on Form 8-K filed with the SEC on December 8, 2016, and January 13, 2017.  Due to many different circumstances but primarily from the effects of the theft event that occurred in April 2017 on December 31, 2018, we discontinued operations on this company and began the liquidation of the VWES assets.  In February 2019, VWES filed for Chapter 7 bankruptcy.  As of March 31, 2019, VWES’ bankruptcy was completed.

In April 2018, we acquired 100% of American Precision Fabricators (APF) Additional information relating to our acquisition of APF can be found in our Current Report on Form 8-K, filed with the SEC on April 10, 2018.

Effective January 1, 2019, we purchased Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”).

On November 6, 2019, we completed our acquisition of Deluxe Sheet Metal, Inc., an Indiana corporation (“DSMI”), DSM Holding, LLC, an Indiana limited liability company (“DHL”), and Lonewolf Enterprises, LLC, an Indiana limited liability company (“LWE,” and collectively with DSMI and DHL, “DSM”).

And on February 21, 2020, the Company, through its holding subsidiary A4 Construction, completed the acquisition of Excel Fabrication, LLC, an Idaho Limited Liability Company (“EFL”).

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
•

Deluxe Sheet Metal, Inc (DLX) – Based in South Bend, Indiana, DLX is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•

Excel Fabrication, LLC (EXL) – Based in Twin Falls, Idaho, EXL is an industrial service with customers in the Food, Beverage, Dairy, Mining, Petrochemical, Mineral, and Ammonia Refrigeration.  Excel’s capabilities include a vast amount of field work including new fabrication, design build, installation, repairs, service, maintenance, turn arounds, down days planned or unplanned with quick and responsive teams for most any items required by the customer needs and demands.

Recent Developments

Acquisition of Excel Fabrication, LLC

On February 21, 2020, the Company, through its holding subsidiary A4 Construction, completed the acquisition of Excel Fabrication, LLC, an Idaho Limited Liability Company (“EFL”).

Pursuant to a securities purchase agreement (the “SPA”) among the Company and Mark Bell, the owner of EFL (the “Seller”), the Company acquired all of the outstanding LLC membership interests of EFL, for the consideration and on the terms and subject to the conditions set forth in the SPA.

The total purchase price was $5,500,000 (the “Purchase Price”), which is the sum of the cash paid at closing (the “Cash Consideration”), by wire transfer of immediately available funds to the accounts designated by Seller, and promissory notes (the “Note Consideration”), also delivered at closing.

The Cash Consideration consisted of $2,600,000, plus $600,000 of future Accounts Receivables that were over 90 days aged, plus the addition of working capital, less any Long-Term Liability (as defined in the SPA) of EFL satisfied at Closing, as set forth in the SPA, but not less certain liabilities, as set forth in the SPA.  The Seller and the other parties to the SPA also signed an Amendment (“Amendment”) to the SPA to tranche the Cash payment into two payments, the first for $1,780,000 paid at closing, and the second to be paid on or before February 28, 2020, in the amount of $820,000, which has been paid in full.

Additionally, the Note Consideration consisted of a secured promissory note issued in favor of Seller only, issued by EFL, in the amount of $2,300,000.00 (the “Note ”), in the form set forth in an exhibit to the SPA, secured by a subordinated security interest in the assets listed in a related security agreement (the “Security Agreement”) (discussed below). The parties to the SPA agreed that the Company has the right to change the senior lender from time to time while the Note remain unpaid so long as at all times, there is no breach or default or Event of Default under the Notes, the SPA, or the other transaction documents.

With respect to the Note Consideration, EFL issued a secured promissory note (the “Note”) to the Seller.  The terms of the Notes are as follows: the Note is in the amount of $2,300,000, accrues interest at a rate of 4.25% annually.  Monthly payments of interest are due monthly, with a balloon payment of all principal and any unpaid interest due on February 21, 2024.

In connection with the SPA and the Note, the Company, EFL (collectively, the “Note Parties”), and the Seller entered into a Security Agreement, pursuant to which the Note Parties agreed to grant to the Seller a subordinated security interest in certain collateral set forth in the Security Agreement.  Pursuant to the Security Agreement, the collateral includes, but is not limited to the equipment, accounts receivable, tools, parts, inventory, and commingled goods relating to the foregoing property, customer accounts, intellectual property, and investment property of EFL (collectively, the “Collateral”).

The Note Parties and the Seller also entered into a Subordination Agreement with the Senior Lender, wherein the Note Parties acknowledged the senior security interest of the Senior Lender in the Collateral, and agreed to not enforce or assert any of their rights to the Collateral under the Security Agreement until the Senior Lender confirms that the Note Parties have paid in full the senior indebtedness owing to the Senior Lender.  The Subordination Agreement also contained standard terms and conditions.

Formation of Silo Subsidiaries

As noted above, in January 2020, the Company formed three new Delaware corporation subsidiaries: A4 Construction, A4 Manufacturing, and A4 Technologies. We will start to display these silo’s in our Q1 2020 10Q.

COVID-19 Updates and Impacts

Mr. Wilson, the Company’s CEO, provided several updates to the Company’s shareholders, employees, and the public relating to the COVID-19 outbreak and its impact on the Company, the Company’s subsidiaries, and their businesses.

-In the April 2, 2020, update, which was filed with the SEC in a Current Report on April 3, 2020, Mr. Wilson provided unofficial 2019 revenue guidance and 2020 preliminary revenue guidance.

-In the April 8, 2020, update, which was filed with the SEC in a Current Report on April 8, 2020, Mr. Wilson informed shareholders, employees, and the public that the Company was temporarily suspending its efforts to uplist to a national exchange, and to postpone any adjustment (including a previously discussed reverse stock split) to the Company’s outstanding equity securities.

-In the May 1, 2020, update, which was filed with the SEC in a Current Report on May 1, 2020, Mr. Wilson provided updates to shareholders, employees, and the public relating to the efforts by the Company and its subsidiaries to obtain SBA Paycheck Protection Program funds, the ability to provide masks to the employees of the Company and its subsidiaries, and the economic impacts on the Company and its subsidiaries due to the COVID-19 pandemic and the related “Shelter in Place” and “Stay Home, Stay Safe” requirements imposed by the various state governments where the Company and its subsidiaries are located.

Additional information can be found in each of the Current Reports referenced above.

Reliance on Order for Reporting Relief

On March 4, 2020, the Securities and Exchange Commission (“SEC”) issued an order (the “Order”) under the Securities Exchange Act of 1934 (the “Exchange Act”) extending the deadlines for filing certain reports made under the Exchange Act, including annual reports on Form 10-K, for registrants subject to the reporting obligations under the Exchange Act that have been particularly impacted by the COVID-19 (novel coronavirus) (“COVID-19”) and which reports have filing deadlines between March 1 and April 30, 2020, subsequently extended to July 1, 2020.

The Company has relied on the Order with respect to this Annual Report on Form 10-K for the year ended December 31, 2019, which was due to be filed with the SEC on or before March 30, 2020.

The Company relied on the Order due to the reduction in staff, suspension of in-person operations at certain of the Company’s locations, delays in being able to meet and work with the Company’s auditors due to “shelter in place” restrictions in Houston, Texas, and other financial and operational concerns associated with or caused by COVID-19.

The Company has included updated risk factors relating to the impact that COVID-19 has had and is continuing to have on the Company and its business.

Pursuant to the Order, the SEC granted to the Company an extension to file this Annual Report on or before May 14, 2020.

Employees

As of the date of this Report, we had 271 full-time and 3 part-time employees. We believe that our relationship with our employees is good. Other than as disclosed in this Report or previously filed with the SEC, we have no employment agreements with our employees.

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

Alpine 4 has incurred net losses of $31,745,528 since inception through December 31, 2019.  This net loss was primarily driven in 2015 by stock issuance to employees and the ceasing of business operations for its subsidiary Venture West Energy Services, LLC.  Because we have yet to attain profitable operations, in their report on our financial statements for the period ended December 31, 2019 our independent auditors included an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loan from various financial institutions where possible.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

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

Alpine 4 expects to continue its strategy of acquiring businesses, which management believes will result in significant growth in projected annualized revenue by the end of 2020.  However, there is no guarantee that it will be successful in realizing future revenue growth from its acquisition model.  As such, Alpine 4 is highly dependent on suitable candidates to acquire which the supply of those candidates cannot be guaranteed and is driven from the market for M&A.  If Alpine 4 is unable to locate or identify suitable acquisition candidates, or to enter into transactions with such candidates, or if Alpine 4 is unable to integrate the acquired businesses, Alpine 4 may not be able to grow its revenues to the extent anticipated, or at all.

Alpine 4 has limited management resources and will be dependent on key executives.  The loss of the services of the current officers and directors could severely impact Alpine 4's business operations and future development, which could result in a loss of revenues and adversely impact the ability to ever sell any Exchange Shares received through participation in the Share Exchange.

Alpine 4 is relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary and Jeff Hail, our COO.  Mr. Wilson intends to serve full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson.  If he chooses not to serve as an officer or if he is unable to perform his duties, this could have an adverse effect on Company business operations, financial condition and operating results if we are unable to replace Mr. Wilson or Mr. Hail with other individuals qualified to develop and market our business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.

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

Successful implementation of our business strategy depends on our being able to acquire additional businesses and grow our existing subsidiaries, as well as on factors specific to the industries in which our subsidiaries operate, and the state of the financial industry and numerous other factors that may be beyond our control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

•	The competitive environment in the industries in which our subsidiaries operate that may force us to reduce prices below the optimal pricing level or increase promotional spending;

•	Our ability to anticipate changes in consumer preferences and to meet customers' needs for our products in a timely cost-effective manner; and

•	Our ability to establish, maintain and eventually grow market share in these competitive environments.

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

We face risks related to Novel Coronavirus (COVID-19) which have significantly disrupted our manufacturing, research and development, operations, sales and financial results, and could continue to do so for the foreseeable future.

While we are still providing critical and emergency services, our business has been and will continue to be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations have been and could continue to be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. As another example, our financial results may be negatively impacted by the recent Novel Coronavirus (COVID-19) outbreak. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of Novel Coronavirus (COVID-19), the extent and effectiveness of containment actions taken and the impact of these and other factors on our operations and the global economy in general. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

We, or our third-party service providers, face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business has been and could continue to be adversely impacted by the effects of Novel Coronavirus (COVID-19) or other epidemics. A public health epidemic, including Novel Coronavirus (COVID-19), poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We currently rely, and may continue to rely, on third-party service providers that are located in locales significantly impacted by Novel Coronavirus (COVID-19) and/or who source raw materials, samples, components, or other materials and reports from countries significantly impacted by Novel Coronavirus (COVID-19). We may also experience impacts to certain of our suppliers as a result of Novel Coronavirus (COVID-19) or other health epidemic or outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. The extent to which Novel Coronavirus (COVID-19) impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Risks Related to Our Common Stock

Alpine 4 stockholders, and others who choose to purchase shares of Alpine 4 common stock if and when offered, may have difficulty in reselling their shares due to the limited public market or state Blue Sky laws.

Our common stock is currently quoted on the OTCQB market.  Current Alpine 4 stockholders and persons who desire to purchase them in any trading market should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares. Accordingly, investors should consider any secondary market for our securities to be a limited one.

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

Our Certificate of Incorporation, as amended to date, authorizes us to issue 125,000,000 shares of Class A common stock, and 10,000,000 shares of Class B common stock and 15,000,000 Class C stock. As of the date of this Annual Report, we had 110,677,860 shares of Class A common stock outstanding; 9,022,983 shares of Class B common stock issued and outstanding; and 11,572,268 shares of Class C common stock issued and outstanding. Accordingly, we may issue up to an additional 14,322,140 shares of Class A common stock; up to an additional 977,017 shares of Class B common stock; and up to an additional 3,427,732 shares of Class C common stock.  The future issuance of additional shares of Class A common stock may result in additional dilution in the percentage of our Class A common stock held by our then existing stockholders. We may value any Class A common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our Class A common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

The market price for our common stock is likely to be volatile, in part because the volume of trades of our common stock. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;

•	regulatory or legal developments in the United States and other countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	social and economic impacts resulting from the global COVID-19 pandemic;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts' estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution, and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On January 16, 2020, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of our common stock. Upon the execution of the Purchase Agreement, we issued 2,275,086 Commitment Shares to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement, and immediately following execution of the Purchase Agreement, Lincoln Park purchased 1,666,666 shares of our Common Stock (the “Initial Purchase Shares”).  The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that the SEC has declared effective the registration statement filed by us in February 2020. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park.  Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement.  If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

We will have broad discretion in how we use the net proceeds of the Lincoln Park offering. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds of the Lincoln Park offering discussed above, including for any of the purposes described in the section entitled “Use of Proceeds.” We intend to use the net proceeds from the Lincoln Park offering to fund development of our products and working capital and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds of the Lincoln Park offering. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from that offering in a manner that does not produce income or that loses value.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the OTCQB Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

The market price for our common stock may be volatile, and an investment in our common stock could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

-	announcements of technological innovations or new products by us or our competitors;

-	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;

-	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;

-	actual or anticipated fluctuations in our operating results;

-	changes in financial estimates or recommendations by securities analysts;

-	developments involving corporate collaborators, if any;

-	changes in accounting principles; and

-	the loss of any of our key management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We do not anticipate paying dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory pathways of our product candidates, which could cause our operating results to fluctuate.

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

American Precision Fabricators, rents a property 4401 Savannah St. Fort Smith, AR 72903 for $15,833 per month.

Deluxe Sheet Metal rents space at 6661 Lonewolf Dr, South Bend, Indiana 46628. The rent obligation is approximately $75,000 per month.

Morris Sheet Metal and JTD Spiral rent office and fabrication space at 6212 Highview Dr, Fort Wayne, Indiana 46818. The monthly rent obligation is approximately $25,000.

Excel Fabrication rents office and fabrication space at 297 Wycoff Cir, Twin Falls, ID 83301. The monthly rent obligation is approximately $17,000.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, claims may be made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

However, as of the date of this Annual Report, neither the Company nor any of our subsidiaries were a party to, nor are any of our property subject to, any legal proceedings which require disclosure pursuant to this item.

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

The following table sets forth the range of high and low sales prices per share of our common stock during the periods shown.

	2020		2019		2018
	High	Low	High	Low	High	Low

First Quarter	$0.21	$0.03	$0.06	$0.02	$0.34	$0.112
Second Quarter	$0.117	$0.025	$0.091	$0.006	$0.19	$0.050
Third Quarter			$0.037	$0.008	$0.18	$0.06
Fourth Quarter			$0.44	$0.013	$0.115	$0.05

PLEASE NOTE: Trading in the Company’s Class A common stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.

The high and low sales prices for our Class A common stock on May 6, 2020, were $0.0721 and $0.08, respectively.

Shareholders

As of May 11, 2020, Alpine 4 had 389 shareholders of record.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class B common stock have ten (10) votes for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class C common stock have five (5) votes for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

Recent Sales of Unregistered Securities

Issuances in 2020

In 2020 through May 26, 2020, the Company issued an aggregate of 6,265,946 shares of its restricted Class A common stock for note conversions.

In January 2020, five officers and directors of the Company converted $603,448 owed to them as salaries and commissions into 4,022,983 shares of the Company’s Class B Common stock. The conversion price was $0.15 per share, the closing price of the Company’s Class A common stock on January 7, 2020, which was when the individuals agreed with the Company to convert the amounts owing. The Class B common stock converts one share for one share into Class A common stock, so the Class A common stock market price was used as the conversion price.

The shares of Class A and Class B common stock issued during 2020 were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Issuances in 2019

During the quarter ended December 31, 2019, the Company issued 4,700,000 shares of its Class A common stock in conjunction with debt settlement and restructuring to fixed rate convertible notes from variable convertible notes.  It also issued 55,000 Class C common stock to various advisors and consultants.

During the quarter ended March 31, 2019, the Company issued 1,670,000 shares of its restricted Class A common stock for note conversions.

During the quarter ended June 30, 2019, the Company issued 33,975,924 shares of its restricted Class A common stock for note conversions.

During the quarter ended September 30, 2019, the Company issued 32,956,827 shares of its restricted Class A common stock for note conversions; and issued 200,000 shares of Class B common stock and 2,772,606 shares of Class C common stock to officers, directors, and employees for services rendered.  The Company also issued 7,097,594 of Class C shares to shareholders as a dividend in Q3.

The shares of Class A, Class B, and Class C common stock issued during 2019 were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2019, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers

ITEM 6.   SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There are statements in this Report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation or intention to update or revise any forward-looking statements.

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. ("we" or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date this Report was filed, the Company was a holding company that owned seven operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; American Precision Fabricators, Inc.; Morris Sheet Metal, Corp; and JTD Spiral, Inc.; Deluxe Sheet Metal, Inc,; and Excel Fabrication, LLC (As discussed in more detail below, we previously had an additional subsidiary, Venture West Energy Services (formerly Horizon Well Testing, LLC). However, as of December 31, 2018, we discontinued operations on this company.)  In the first quarter of 2020, we also created three additional subsidiaries to act as silo holding companies, organized by industries.  These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). All three are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these three subsidiaries.

Business Strategy

What We Do:

Alexander Hamilton in his “Federalist paper #11”, said that our adventurous spirit distinguishes the commercial character of America.  Hamilton knew that our freedom to be creative gave American businesses a competitive advantage over the rest of the world.  We believe that Alpine 4 also exemplifies this spirit in our subsidiaries and that our greatest competitive advantage is our highly diverse business structure combined with a culture of collaboration.

It is our mandate to grow Alpine 4 into a leading, multi-faceted holding company with diverse subsidiary holdings with products and services that not only benefit from one another as a whole, but also have the benefit of independence.  This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership while working synergistically with other Alpine 4 holdings.  The essence of our business model is based around acquiring B2B companies in a broad spectrum of industries via our acquisition strategy of DSF (Drivers, Stabilizer, Facilitator).  Our DSF business model (which is discussed more below) offers our shareholders an opportunity to own small-cap businesses that hold defensible positions in their individual market space.  Further, Alpine 4’s greatest opportunity for growth exists in the smaller to middle-market operating companies with revenues between $5 to $150 million annually.  In this target-rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements that have greater potential to enhance profit.

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

When you blend these categories into a longer-term view of the business landscape, you can then begin to see the value-driving force that makes this a truly purposeful and powerful business model.  As stated earlier, our greatest competitive advantage is our highly diversified business structure combined with a collaborative business culture, that helps drive out competition in our markets by bringing; resources, planning, technology and capacity that our competitors simply don’t have.  DSF reshapes the environment each subsidiary operates in by sharing and exploiting the resources each company has, thus giving them a competitive advantage that their peers don’t have.

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

Asset Producing:  Asset Producing is the ideal point where we want our subsidiaries to be.  To become Asset Producing, subsidiary management must have completed prescribed training formats, proven they understand the key performance indicators that run their respective departments and finally, the subsidiaries they manage must have posted a net profit for 3 consecutive months.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $31,745,528 as of December 31, 2019 a large amount was from non-cash issuance of stock to executives in 2015-2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

The management of Alpine 4 understands basis for including a going concern in this filing.  However, the management points out that over the past 6 years, Alpine 4 has consistently been able to operate under the current working capital environment and the going concern is nothing new or a recent event.  It is also not something that is unique to Alpine 4 and various other companies carry a Going Concern on their financial statements.  In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF, Morris, Deluxe and most recently Excel have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, Morris and Deluxe, should increase income and cash flow to the Company.  Third, the Company is exploring equity alternatives that can supplement ongoing cash needs.

Results of Operations

The following are the results of our operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change

Revenue	$28,151,524	$14,261,794	$13,889,730
Cost of revenue	22,509,046	9,440,998	13,068,048
Gross Profit	5,642,478	4,820,796	821,682

Operating expenses:
General and administrative expenses	8,122,204	5,470,148	2,652,056
Total operating expenses	8,122,204	5,470,148	2,652,056
Loss from operations	(2,479,726)	(649,352)	(1,830,374)

Other income (expenses)
Interest expense	(5,237,205)	(3,121,201)	(2,116,004)
Change in value of derivative liabilities	(252,230)	604,219	(856,449)
Gain on extinguishment of debt	-	6,305	(6,305)
Bargain purchase gain	2,143,779	-	2,143,779
Other income	185,314	119,737	65,577
Total other income (expenses)	(3,160,342)	(2,390,940)	(769,402)

Loss before income tax	(5,640,068)	(3,040,292)	(2,599,776)

Income tax expense	(87,054)	(43,399)	(43,655)

Loss from continuing operations	(5,553,014)	(2,996,893)	(2,556,121)

Discontinued operations	2,419,849	(4,911,124)	7,330,973

Net loss	$(3,133,165)	$(7,908,017)	$4,774,852

Revenue

Our revenues for the year ended December 31, 2019, increased by $13,889,730 as compared to the year ended December 31, 2018.  In 2019, the increase in revenue related to $1,366,922 for APF (acquired in April 2018); $12,881,450 for Morris (acquired in January 2019); and $1,574,474 for Deluxe (acquired in November 2019), offset by a decrease of $469,933 relating to the 6th Sense Auto and Brake Active services of ALTIA, and $1,463,183 for QCA.  The increase in revenue was driven by the acquisitions of APF, Morris, and Deluxe.  We expect our revenue to continue to grow over the remainder of 2020.

Cost of revenue

Our cost of revenue for the year ended December 31, 2019, increased by $13,068,048 as compared to the year ended December 31, 2018.  In 2019, the increase in our cost of revenue related to $1,841,202 for APF (acquired in April

2018); $10,346,309 for Morris (acquired in January 2019); and $1,400,428 for Deluxe (acquired in November 2019), offset by a decrease of $79,593 relating to the 6th Sense Auto and Brake Active services of ALTIA, and $440,298 for QCA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the year ended December 31, 2019, increased by $2,652,056 as compared to the year ended December 31, 2018.  The increase consisted primarily of an increase to general and administrative expenses associated with the operations of APF, Morris, and Deluxe which were acquired in April 2018, January 2019, and November 2019, respectively.

Other expenses

Other expenses for the year ended December 31, 2019, increased by $769,402 as compared to 2018.  This increase was primarily due to the increase in interest expense due to the increase in outstanding debt in 2019 compared to 2018 and the amortization of debt discounts, the increase in change in derivative liability offset by the bargain purchase gain  in 2019.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2019 and 2018, as discontinued operations and are summarized below:

	Years Ended December 31,
	2019	2018
Revenue	$-	$3,040,458
Cost of revenue	-	2,974,313
Gross Profit	-	66,145
Operating expenses	95,179	5,045,078
Loss from operations	(95,179)	(4,978,933)
Other income	-	67,809
Gain on disposition of discontinued operations	2,515,028
Net loss	$2,419,849	$(4,911,124)

As of December 31, 2019, VWES’ bankruptcy was completed, and the Company removed all the assets and liabilities of VWES, resulting in a gain on the disposition of discontinued operations of $2,515,028.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2019, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Finance Lease obligations	$1,501,852	$3,088,847	$3,151,338	$16,820,594	$24,562,631
Operating Lease obligations	349,392	428,962	23,400	-	801,754
Notes payable, related parties	341,820	-	-	-	341,820
Notes payable, non-related parties	8,724,171	7,049,018	360,404	2,440,762	18,574,355
Convertible notes payable	1,956,951	1,673,688	-	-	3,630,639
Total	$12,874,186	$12,240,515	$3,535,142	$19,261,356	$47,911,199

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2019.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective.

2. Changes in Internal Control Over Financial Reporting

None

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

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2019.

Areas of material weakness include:

•	lack of segregation of duties; and

•	inadequate controls and monitoring processes over financial reporting.

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2019.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Officer/Position	Board Member/Position
Kent B. Wilson	47	President, Chief Executive Officer	Director
Charles Winters	43	N/A	Chairman of the Board
Scott Edwards	65	N/A	Director
Ian Kantrowitz	40	N/A	Director
Jeffrey Hail	58	Chief Operating Officer

Biographical Information for Kent B. Wilson

Mr. Wilson serves as the Chief Executive Officer and Secretary for the Company. Previously, he has raised approximately two million dollars via seed capital and private placement funds to start Crystal Technology Holdings, Ltd./NextSure, LLC.  This company successfully designed, built, and brought two products to market, including an internet-based insurance rating engine that allowed prospective buyers to rate and buy their auto insurance online via a virtual insurance agent.  Since 2002 Mr. Wilson has been actively involved with all facets of corporate financial and operational planning and has held the title of CFO and CEO for several different companies.  Mr. Wilson has also consulted for various finance departments of publicly traded companies such as JDA Software and Switch & Data, Inc. to help them identify and develop best SOX and GAAP practices and procedures. In 2011, Mr. Wilson took over as CFO of United Petroleum Company and helped guide them from a small startup with less than $1 million in revenue to a company with $20 million in revenue and a growth path for 2013 and 2014. Mr. Wilson holds a BA degree in Management and holds an MBA from Northcentral University.

Biographical Information for Charles Winters

Mr. Winters is an automotive executive with over 10 years of automotive dealership experience.  He is also a principal in several automotive dealerships and repair shops throughout the southwest.  Mr. Winters holds a Bachelor's Degree in Economics from Auburn University.

Biographical Information for Scott Edwards

Mr. Edwards is automotive sales and marketing executive with over 20 years of experience in the automotive industry.  He currently represents a large national automotive franchise distributorship and has extensive knowledge of the inner workings of the retail and wholesale automotive market.

Biographical Information for Ian Kantrowitz

As VP of Investor Relations, Mr. Kantrowitz is accountable for creating and presenting a consistently applied investment message to our shareholders and the investment community on behalf of Alpine 4. Furthermore, he is responsible for monitoring and presenting management with the opinions of the investment community regarding the company's performance.

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

Biographical Information for Jeff Hail

Jeff Hail is the Chief Operating Officer (COO) of Alpine 4 Technologies, Ltd. Raised and educated in Scottsdale, AZ; Mr. Hail earned his Bachelors of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University  Mr. Hail’s professional experience has been both in the government and private sector.  As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding and administering highway services contracts.

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

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2019, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2019:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, Director	1	1	None
Charles Winters, Director	0	1	1
Scott Edwards, Director	1	1	None
Ian Kantrowitz, Director	1	1	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kent B. Wilson, Chief Executive Officer	2019	200,000	0	9,750	0	0	0	0	209,750
	2018	200,000	0	44,200	0	0	0	0	244,200
Jeff Hail, Chief Operating Officer	2019	136,000	0	5,363	0	0	0	0	141,363
	2018	120,000	0	18,200	0	0	0	0	138,200

Outstanding Equity Awards

None

Director Compensation

The following table sets forth the amounts paid to the Company's directors for their service as directors of the Company during the year ended December 31, 2019.  Please note: the compensation of Mr. Wilson, who is also an executive officer of the Company, is set forth above.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Kantrowitz	$0	7,150	$0	$0	$0	$0	$7,150
Kent Wilson	$0	9,750	$0	$0	$0	$0	$9,750
Charles Winters	$0	3,900	$0	$0	$0	$0	$3,900
Scott Edwards	$0	2,600	$0	$0	$0	$0	$2,600

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 Class A and Class B common stock as of May 11, 2020, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group.  The percentages are based on the following figures:

•	110,677,860 shares of Class A common stock;

•	9,022,983 shares of Class B common stock;

•	11,572,268 shares of Class C common stock; and

•	5 shares of Series B Preferred stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1); Class of Securities	Title/Class of Security	Number of Shares	Beneficial Ownership of Shares Listed	Votes	Total Voting Power (2)
Kent B. Wilson, Chief Executive Officer, Director(3)	CLASS A	2,001,689	1.81%	2,001,689
	CLASS B	3,285,449	36.41%	32,854,490
	CLASS C	790,169	6.85%	3,950,845
	B Preferred	2	40.00%	206,835,224
Total Votes				245,642,248	31.67%

Scott Edwards, Director (4)	CLASS A	252,000	0.23%	252,000
	CLASS B	350,000	3.88%	3,500,000
	CLASS C	225,200	1.95%	1,126,000
	B Preferred	1	20.00%	103,417,612
Total Votes				108,295,612	13.96%

Charles Winters, Director (5)	CLASS A	709,800	0.64%	709,800
	CLASS B	1,300,000	14.41%	13,000,000
	CLASS C	300,000	2.60%	1,500,000
	B Preferred	1	20.00%	103,417,612
Total Votes				118,627,412	15.29%

Ian Kantrowitz, Director (6)	CLASS A	847,371	0.77%	847,341
	CLASS B	1,499,429	16.62%	14,994,290
	CLASS C	634,738	5.51%	3,173,690
	B Preferred	1	20.00%	103,417,612
Total Votes				122,432,963	15.78%

Jeff Hail Chief Operating Officer(7)	CLASS A	541,000	0.49%	541,000
	CLASS B	1,124,211	12.46%	11,242,110
	CLASS C	412,500	3.58%	2,062,500
Total Votes				13,845,610	1.79%

As a Group	CLASS A	4,351,860	3.93%	4,351,860
5 PEOPLE	CLASS B	7,559,089	83.78%	75,590,890
	CLASS C	2,362,607	20.50%	11,813,035
	B Preferred	5	100.00%	517,088,060
Total Votes				608,843,845	78.50%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Technologies Ltd., 2525 E Arizona Biltmore Cir, Suite 237, Phoenix AZ 85016.

(2)

The Voting Power column includes the effect of shares of Class B Common Stock, Class C Common Stock, and Series B Preferred Stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  Each share of Class C Common Stock has 5 votes. Collectively, all of the shares of Series B Preferred have voting power equal to 200% of the total voting power of all other Classes or series of outstanding shares. Each Series B Preferred share has a fractional portion of that aggregate vote.  The total voting power for each person is also explained in the footnotes below.

(3)

Mr. Wilson owned as of the date of this Prospectus 2,001,689 shares of Class A common stock; 3,285,449 shares of Class B Common Stock; 790,169 shares of Class C Common Stock, and 2 shares of Series B Preferred Stock, which represent an aggregate of 245,642,248 votes, or approximately 31.67% of the total voting power.

(4)

Mr. Edwards owned as of the date of this Prospectus 252,000 shares of Class A Common Stock; 350,000 shares of Class B Common Stock; 225,200 shares of Class C Common Stock, and 1 share of Series B Preferred Stock, which represent an aggregate of 108,295,612 votes, or approximately 13.96% of the voting power.

(5)

Mr. Winters owned as of the date of this Prospectus 709,800 shares of Class A Common Stock; 1,300,000 shares of Class B Common Stock; 300,000 shares of Class C Common Stock, and 1 share of Series B Preferred Stock, which represent an aggregate of 118,627,412 votes, or approximately 15.29% of the voting power.

(6)

Mr. Kantrowitz owned as of the date of this Prospectus 847,371 shares of Class A Common Stock; 1,499,429 shares of Class B Common Stock; 634,738 shares of Class C Common Stock, and 1 share of Series B Preferred Stock, which represent an aggregate of 122,432,963 votes, or approximately 15.78% of the voting power.

(7)

Mr. Jeff Hail owned as of the date of this Prospectus 541,000 shares of Class A Common Stock; 1,124,211 shares of Class B Common Stock; and 412,500 shares of Class C Common Stock, which represent an aggregate of 13,845,610 votes, or approximately 1.79% of the voting power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

The Company had outstanding notes payable due to related parties totaling $341,820 at December 31, 2019.

In January 2020, five officers and directors of the Company converted $603,448 owed to them as salaries and commissions into 4,022,983 shares of the Company’s Class B Common stock. The conversion price was $0.15 per share, the closing price of the Company’s Class A common stock on January 7, 2020, which was when the individuals agreed with the Company to convert the amounts owing. The Class B common stock converts one share for one share into Class A common stock, so the Class A common stock market price was used as the conversion price.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone Bailey

Set below are aggregate fees billed by Malone Bailey for professional services rendered for the year ended December 31, 2019.

Audit Fees

The fees for the audit and review services billed by Malone Bailey for the period from January 1, 2019, to December 31, 2019, were $129,049.

Audit Related Fees

The fees for the audit related services billed by Malone Bailey for the period from January 1, 2019, to December 31, 2019, were $0.

Tax Fees

The fees for the tax related services billed by Malone Bailey for the period from January 1, 2019, to December 31, 2019, were $0.

Set below are aggregate fees billed by Malone Bailey for professional services rendered for the year ended December 31, 2018.

Audit Fees

The fees for the audit and review services billed by Malone Bailey for the period from January 1, 2018, to December 31, 2018 were $228,766.

Audit Related Fees

The fees for the audit related services billed by Malone Bailey for the period from January 1, 2018, to December 31, 2018 were $0.

Tax Fees

The fees for the tax related services billed by Malone Bailey for the period from January 1, 2018, to December 31, 2018 were $0.

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
Phoenix, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpine 4 Technologies, Ltd. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

June 1, 2020

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$302,486	$207,205
Accounts receivable	8,731,565	2,610,354
Contract assets	667,724	-
Inventory, net	2,401,242	2,175,795
Capitalized contract costs	-	64,234
Prepaid expenses and other current assets	269,289	222,200
Assets of discontinued operations	-	121,296
Total current assets	12,372,306	5,401,084

Property and equipment, net	17,157,845	7,990,556
Intangible asset, net	2,774,618	677,210
Right of use assets, net	660,032	-
Goodwill	2,517,453	3,193,861
Other non-current assets	319,344	290,238
Assets of discontinued operations	-	387,727

TOTAL ASSETS	$35,801,598	$17,940,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,148,805	$3,102,970
Accrued expenses	2,676,651	1,254,853
Contract liabilities	170,040	-
Deferred revenue	-	25,287
Derivative liabilities	2,298,609	1,892,321
Deposits	12,509	12,509
Notes payable, current portion	8,724,171	3,585,603
Notes payable, related parties, current portion	341,820	192,000
Convertible notes payable, current portion, net of discount of $846,833 and $942,852	1,110,118	2,644,735
Financing lease obligation, current portion	377,330	105,458
Operating lease obligation, current portion	266,623	-
Acquisition contingency	500,000	-
Net liabilities of discontinued operations	-	2,752,447
Total current liabilities	21,626,676	15,568,183

Notes payable, net of current portion	9,850,184	4,517,441
Convertible notes payable, net of current portion	1,673,688	450,000
Financing lease obligations, net of current portion	13,696,011	8,295,176
Operating lease obligations, net of current portion	403,931	-
Deferred tax liability	521,250	608,304

TOTAL LIABILITIES	$47,771,740	$29,439,104

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares of Preferred Stock at $.0001 par value preferred. As of December 31, 2019 and 2018 we have Series B Preferred at $0.0001 par value; 100 shares authorized designated 100 of the 5,000,000 shares as Series B Preferred. 0 and 0 shares issued and outstanding at December 31, 2019 and 2018.	-	-
Class A Common stock, $0.0001 par value, 125,000,000 shares authorized, 100,070,161 and 26,567,410 shares issued and outstanding at December 31, 2019 and 2018	10,007	2,657
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding at December 31, 2019 and 2018	500	500
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 9,955,200 shares issued and outstanding at December 31, 2019	996	-
Additional paid-in capital	19,763,883	17,018,509
Accumulated deficit	(31,745,528)	(28,520,094)
Total stockholders' deficit	(11,970,142)	(11,498,428)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,801,598	$17,940,676

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenue	$28,151,524	$14,261,794
Cost of revenue	22,509,046	9,440,998
Gross Profit	5,642,478	4,820,796

Operating expenses:
General and administrative expenses	8,122,204	5,470,148

Total operating expenses	8,122,204	5,470,148
Loss from operations	(2,479,726)	(649,352)

Other income (expenses)
Interest expense	(5,237,205)	(3,121,201)
Change in value of derivative liability	(252,230)	604,219
Gain on extinguishment of debt	-	6,305
Bargain purchase gain	2,143,779	-
Other income	185,314	119,737
Total other income (expenses)	(3,160,342)	(2,390,940)

Loss before income tax	(5,640,068)	(3,040,292)

Income tax (benefit)	(87,054)	(43,399)

Loss from continuing operations	(5,553,014)	(2,996,893)

Discontinued operations:
Loss from operations of discontinued operations	(95,179)	(4,911,124)
Gain on disposition of discontinued operations	2,515,028	-
Total discontinued operations	2,419,849	(4,911,124)

Net loss	$(3,133,165)	$(7,908,017)

Weighted average shares outstanding :
Basic and diluted	75,206,998	28,447,969

Basic and diluted income (loss) per share
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	0.03	(0.17)
	$(0.04)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	23,222,087	$2,322	1,600,000	$160	-	-	$16,573,632	$(20,433,875)	$(3,857,761)

Adoption of ASC 606	-	-	-	-	-	-	-	(178,202)	(178,202)
Issuance of shares for discount/inducement on convertible note payable	1,849,999	186	-	-	-	-	65,828	-	66,014
Issuance of shares of common stock for modification of debt	100,000	10	-	-	-	-	14,990	-	15,000
Issuance of shares of common stock for convertible note payable and accrued interest	1,015,921	101	-	-	-	-	54,086	-	54,187
Reclassification of shares from mezzanine	379,403	38	-	-	-	-	(38)	-	-
Change in fair value of warrant modification	-	-	-	-	-	-	4,310	-	4,310
Shares issued for employee compensation	-	-	3,400,000	340	-	-	176,460	-	176,800
Derivative liability resolution	-	-			-	-	58,018	-	58,018
Share-based compensation expense	-	-			-	-	71,223	-	71,223
Net loss	-	-			-	-	-	(7,908,017)	(7,908,017)

Balance, December 31, 2018	26,567,410	$2,657	5,000,000	$500	-	$-	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	68,602,751	6,860	-	-	-	-	516,976	-	523,836
Issuance of shares of common stock for debt settlement	2,000,000	200	-	-	-	-	470,200	-	470,400
Issuance of shares of common stock for penalty interest	2,700,000	270	-	-	30,000	3	680,352	-	680,625
Issuance of shares of common stock for dividend	-	-	-	-	7,097,594	710	91,559	(92,269)	-
Conversion of Class B common stock to Class A common stock	200,000	20	(200,000)	(20)	-	-	-	-	-
Issuance of shares of common stock for services	-	-	200,000	20	2,827,606	283	43,171	-	43,474
Derivative liability resolution	-	-	-	-	-	-	864,679	-	864,679
Share-based compensation expense	-	-	-	-	-	-	78,437	-	78,437
Net loss	-	-	-	-	-	-	-	(3,133,165)	(3,133,165)

Balance, December 31, 2019	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

OPERATING ACTIVITIES:
Net loss	$(3,133,165)	$(7,908,017)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	1,022,925	871,847
Amortization	232,592	75,412
(Gain) loss on extinguishment of debt	68,526	(136,300)
(Gain) loss on disposal of property and equipment	177,574	536,772
Change in value of derivative liabilities	252,230	(604,219)
Stock issued for services	43,474	176,800
Stock issued for penalties	1,151,025	-
Employee stock compensation	78,437	71,223
Amortization of debt issuance	-	213,354
Amortization of debt discounts	1,144,756	1,428,954
Impairment of assets	-	1,764,382
Gain on disposal of discontinued operations	(2,515,028)	-
Issuance of convertible debentures for penalty interest	492,890	-
Noncash lease expense	231,381	-
Bargain purchase gain	(2,143,779)	-
Change in current assets and liabilities:
Accounts receivable	(1,174,600)	398,371
Inventory	964,706	(348,194)
Contract assets	(107,080)	-
Capitalized contracts costs	64,234	37,300
Prepaid expenses and other assets	(392,466)	159,927
Accounts payable	595,134	1,441,304
Accrued expenses	1,413,859	929,323
Contract liabilities	(77,019)	-
Operating lease liability	(220,859)	-
Deferred tax	(87,054)	(43,399)
Deferred revenue	(25,287)	(319,410)
Net cash used in operating activities	(1,942,594)	(1,254,570)

INVESTING ACTIVITIES:
Capital expenditures	(71,175)	(271,516)
Proceeds from insurance claim on automobiles and trucks	-	318,879
Cash paid for acquisitions, net of cash acquired	(2,926,658)	(1,976,750)
Net cash used in investing activities	(2,997,833)	(1,929,387)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, related party	282,320	145,000
Proceeds from issuances of notes payable, non-related party	1,548,989	924,750
Proceeds from issuances of convertible notes payable	873,000	2,355,950
Proceeds from financing lease	12,267,000	1,900,000
Repayments of notes payable, related party	(132,500)	(56,500)
Repayments of notes payable, non-related party	(9,642,837)	(741,079)
Repayments of convertible notes payable	(1,473,180)	(1,417,133)
Proceeds from line of credit, net	1,311,663	327,325
Cash paid on financing lease obligations	(206,058)	(175,663)
Net cash provided by financing activities	4,828,397	3,262,650

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(112,030)	78,693

CASH AND RESTRICTED CASH, BEGINNING BALANCE	414,516	335,823

CASH AND RESTRICTED CASH, ENDING BALANCE	$302,486	$414,516

CASH PAID FOR:
Interest	$1,982,469	$1,162,149
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible note discount and accrued interest	$523,836	$66,104
Issuance of convertible payable for acquisition	$-	$450,000
Issuance of note payable for acquisition	$5,846,343	$1,950,000
Debt discount due to derivative liabilities	$1,018,737	$2,282,970
Notes payable and redeemable common stock restructuring	$-	$3,197,538
Release of derivative liability	$864,679	$58,018
Capital leases	$-	$247,000
ROU asset and operating lease obligation recognized upon adoption of Topic 842	$891,413	$-
Goodwill adjustment to intangible asset for APF acquisition	$790,000	$-
Class C common stock issued for dividend	$92,269	$-
Proceeds from sale of assets offset directly against debt	$-	$1,141,588
Financed equipment purchase	$26,999	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 1 – Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  Effective January 1, 2019, the Company purchased Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”) (see Note 9).  Effective November 6, 2019, the Company purchased Deluxe Sheet Metal, Inc., an Indiana corporation, DSM Holding, LLC, an Indiana limited liability company, and Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”) (see Note 9).  The Company is a technology holding company owning six companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); Venture West Energy Services (“VWES”) (formerly Horizon Well Testing, LLC, currently filed for Chapter 7 bankruptcy); American Precision Fabricators, Inc., an Arkansas corporation (“APF”), Morris and Deluxe.

Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2019 and 2018.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of December 31, 2019 and 2018, the Company had no cash equivalents.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,	December 31,
	2019	2018
Cash	$302,486	$207,205
Restricted cash included in other non-current assets	-	207,311
Total cash and restricted cash shown in statement of cash flows	$302,486	$414,516

Major Customers

The Company had one customer that made up 7%, respectively, of accounts receivable as of December 31, 2019.  The Company had two customers that made up 29% and 27%, respectively, of accounts receivable as of December 31, 2018.

For the years ended December 31, 2019, the Company had one customer that made up 13% of total revenues.  For the years ended December 31, 2018, the Company had two customer that made up 29% and 13% of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2019 and 2018, allowance for bad debt was $18,710 and $0, respectively.

Inventory

Inventory for all subsidiaries, except Deluxe, is valued at weighted average and first-in; first-out basis for Deluxe. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work-in-process and finished goods.  Inventory, net at December 31, 2019 and 2018 consists of:

	December 31,	December 31,
	2019	2018
Raw materials	$1,791,733	$676,621
Work in process	576,196	-
Finished goods	59,972	1,499,174
Total inventory	2,427,901	2,175,795
Reserve for inventory	(26,659)	-
Inventory, net	$2,401,242	$2,175,795

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Automobiles and trucks	$155,179	$155,179
Machinery and equipment	4,206,058	2,548,855
Office furniture and fixtures	114,867	109,619
Building and improvement	14,167,000	5,795,000
Leasehold improvements	12,816	261,608
Total Property and equipment	18,655,920	8,870,261
Less: Accumulated depreciation	(1,498,075)	(879,705)
Property and equipment, net	$17,157,845	$7,990,556

During the year ended December 31, 2019, the Company terminated its lease agreement for the building it leased in San Diego, California which removed $3,895,000 and $294,525 from building and leasehold improvements, respectively.  The lease of the San Diego building was accounted for as a capital lease.  As a result of the termination of this lease, the Company recognized a loss on disposal of property and equipment of $177,574. In addition, as part of the termination, the Company issued the landlord a note payable in the amount of $2,740,000 (see Note 5).

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	10-15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Software	$278,474	$278,474
Non-compete	100,000	100,000
Customer lists	2,861,187	531,187
Total Intangible assets	3,239,661	909,661
Less: Accumulated amortization	(465,043)	(232,451)
Intangibles, net	$2,774,618	$677,210

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending December 31,
2020	$286,627
2021	286,627
2022	286,627
2023	253,028
2024	253,028
Thereafter	1,408,681
Total	$2,774,618

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Restricted Cash	$-	$207,311
Deposits	285,927	50,927
Other	33,417	32,000
	$319,344	$290,238

Restricted cash consists of deposit account collateralizing letters of credit in favor of the counterparty in our lease financing obligation.  Changes in restricted cash are reflected as financing activities because the cash is being used in conjunction with financing activities.  In connection with the termination of the San Diego building in 2019, the deposit account collateralizing the letter of credit was no longer required.  The $207,311 cash deposit was paid to the lessor.

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2019 and 2018, the reporting units with goodwill were QCA, APF and Morris.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  Based on the qualitative criteria the company believes

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

there not to be any triggers for potential impairment of goodwill and therefore the Company has recorded no impairment of goodwill for the periods presented.

Fair Value Measurement

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes and line of credit.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  For additional information, please see Note 12 – Derivative Liabilities and Fair Value Measurements.

Redeemable Common Stock

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

Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•executed contracts with the Company’s customers that it believes are legally enforceable;

•identification of performance obligations in the respective contract;

•determination of the transaction price for each performance obligation in the respective contract;

•allocation the transaction price to each performance obligation; and

•recognition of revenue only when the Company satisfies each performance obligation.

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

For the Years Ended December 31, 2019 and 2018

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

Morris and Deluxe

For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.  For certain of our revenue streams, that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.  Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, are billed pursuant to contract terms that are standard within the industry, resulting in contract assets being recorded, as revenue is recognized in advance of billings.  Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the consolidated balance sheets.

Contract liabilities from our construction contracts arise when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation.

Contract Retentions

As of December 31, 2019 and 2018, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

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

For the Years Ended December 31, 2019 and 2018

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles - Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF, Morris and Deluxe have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, Morris and Deluxe should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

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

As of December 31, 2019, the future minimum finance and operating lease payments are as follows:

	Finance	Operating
Year Ended December 31,	Leases	Leases
2020	$1,501,852	$349,392
2021	1,529,431	359,212
2022	1,559,416	69,750
2023	1,577,117	23,400
2024	1,574,221	-
Thereafter	16,820,594	-
Total	24,562,631	801,754
Less: imputed interest	(10,489,290)	(131,200)
Less: current lease obligation	(377,330)	(266,623)
Non-current leases obligations	$13,696,011	$403,931

Finance Leases

In 2016, the Company sold a building and used the money to purchase QCA.  Because this is a financing transaction, the sale is recorded under "financing lease obligation" on the accompanying consolidated balance sheet and amortized over the 15-year term of the lease.  The term of the lease has been extended through September 30, 2032 at a monthly rate of approximately $69,000.  These payments are reflected in the table above.  During the year ended December

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

31, 2019, the Company terminated its lease agreement for this building.  As a result of the termination of this lease, the Company recognized a loss on disposal of property and equipment of $177,574.  A letter of credit of $1,000,000 was provided to the landlord in the above QCA financing lease obligation that was collateralized by a deposit of $207,311.  In connection with the termination of this lease in 2019, the deposit account collateralizing the letter of credit was no longer required.

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

On January 1, 2019, the Company acquired Morris.  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from Morris was sold for $3,267,000, and leased back to the company for a period of 15 years at a monthly rate of $27,500, subject to annual increases throughout the term of the lease.  The transaction did not qualify as a sale and leaseback transaction under Topic 842 and as such was accounted for as a financing lease.  The payments related to this lease are reflected in the table above.

On November 6, 2019, the Company acquired Deluxe.  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from Deluxe was sold for $9,000,000, and leased back to the company for a period of 15 years at a monthly rate of $75,000, subject to an annual increase of 2.5% throughout the term of the lease.  The transaction did not qualify as a sale and leaseback transaction under Topic 842 and as such was accounted for as a financing lease.  The payments related to this lease are reflected in the table above.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2019:

		December 31,
	Classification on Balance Sheet	2019
Assets
Operating lease assets	Operating lease right of use assets	$660,032
Total lease assets		$660,032

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$266,623
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	403,931
Total lease liability		$670,554

The lease expense for the year ended December 31, 2019 was $350,339.  The cash paid under operating leases during the year ended December 31, 2019 was $339,818.  At December 31, 2019, the weighted average remaining lease terms were 2.38 years and the weighted average discount rate was 15%

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 5 – Notes Payable

In May 2018, APF secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF’s outstanding accounts receivable.  In February 2019 the Company moved the Crestmark line of credit to FSW with a variable interest and collateralized by APF’s accounts receivable.  In January 2020 the Company received a default notice from Crestmark regarding noncompliance with certain loan covenants, including but not limited to, the QCA’s failure to maintain a tangible net worth as contained in the loan agreement. QCA’s credit line with Crestmark totaled $2,800,000 and was restructured from an ABL line of credit to a ledger line of credit.  In addition, a minimum interest of 7.75% interest was imposed; an exit fee of 1% through January 31, 2021 and the financial covenant replaced with a requirement for QCA to maintain a free cash flow of at least $1.00 beginning with QCA’s financial statements as of January 31, 2020.  In addition with the acquisitions of Morris and Deluxe, the Company secured three lines of credit with Advanced Energy Capital for borrowings up to $5,250,000 at variable interest rates, collateralized by their respective accounts receivable.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3 year anniversary.  The Company is not current on its payments on the note.

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

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF.  The note bears interest at 10.25% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022.

In connection with the Morris acquisition in January 2019, the Company issued three subordinated secured promissory notes for an aggregate of $3,100,000.  The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of  $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary.  The Company also issued three supplemental notes payable for an aggregate of $350,000.  The notes bear interest at 4.25% per annum and are due on the 1-year anniversary.

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of  $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bears interest at 8.75% and is due in January 2020. Subsequent to December 31, 2019, the Company entered into a debt conversion agreement with the seller. See Note 15.

In November 2019, in connection with the termination of the lease for the San Diego building, the Company issued the landlord a note payable.  The note is for $2,740,000, bears interest at 7% with monthly payments starting at $15,984 and is due in November 2034.

In October and November 2019 the Company entered into two merchant agreements which are secured by rights to customer receipts until the loans have been repaid in full and subject to interest rates ranging from 13% to 20%.  Under the terms of these agreements, the Company will receive the disclosed purchase price of $600,000 and $300,000, respectively and agreed to repay the disclosed purchased amount of $839,400 and $420,000, respectively.  The merchant lenders collect the purchase amounts at the disclosed weekly payment rates of $29,978 and $11,667 over a period of 28 weeks and 36 weeks, respectively.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The outstanding balances for the loans as of December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
Lines of credit, current portion	$3,816,103	$2,504,440
Equipment loans, current portion	368,011	260,301
Term notes, current portion	3,849,273	820,862
Merchant loans	690,784	-
Total current	8,724,171	3,585,603
Long-term portion	9,850,184	4,517,441
Total notes payable	$18,574,355	$8,103,044

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Year Ending December 31,
2020	$8,724,171
2021	2,914,354
2022	4,134,664
2023	180,061
2024	180,343
Thereafter	2,440,762
Total	$18,574,355

Note 6 – Notes Payable, Related Parties

At December 31, 2019 and 2018, notes payable due to related parties consisted of the following:

	December 31,	December 31,
	2019	2018
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500
Series of notes payable, bearing interest at rates from 10% to 20% per annum, with maturity dates from April 2018 to July 2020, unsecured	329,820	180,000
Total notes payable - related parties	$341,820	$192,000

$232,500 of the above notes are in default as of December 31, 2019 and are due on demand by the lenders as of the date of this Report.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 7 – Convertible Notes Payable

At December 31, 2019 and 2018, convertible notes payable consisted of the following:

	December 31,	December 31,
	2019	2018
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 6 and 11, 2019, the Company extended the due date of each of the notes to December 31, 2020 and December 31 2022, respectively. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $10 per share.	1,324,588	1,654,588
Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share. The note is past due.	10,000	10,000

On January 10, 2018, the Company entered into a variable convertible note for $150,000 with net proceeds of $135,000.  The note is due October 1, 2018 and bears interest at 12% per annum.  The note is immediately convertible into shares of Class A common stock at the lesser of $0.16 per share or 60% of the lowest trading price the previous 25 days prior to conversion.  The Company can prepay the note within the first 90 days following January 10, 2018 with a prepayment penalty equal to 145% of the total outstanding balance.  The Company issued 499,999 shares to the lender with this note, which has been recorded as a discount.

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

	500	61,699
On April 9, 2018, the Company entered into a variable convertible note for $37,800 with net proceeds of $35,000. The note is due January 9, 2019 and bears interest at 12% per annum. After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	-	37,800
On June 4, 2018, the Company entered into a variable convertible note for $165,000 with net proceeds of $151,500. The note is due December 4, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. The Company issued 850,000 shares of Class A common stock to the note holder which are returnable if no event of default has occurred and the note is paid in full within 180 days of the note date.	-	165,000
On July 18, 2018, the Company entered into a variable convertible note for $88,000 with net proceeds of $88,000. The note is due April 30, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	88,000
On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note was amended to a payment plan and convertible at fixed rate of .15 into shares of the Company's Class A common stock. The note was amended in November 2019 to effect a floor in the conversion price of $0.15 and a payment plan of $18,000 per month for 11 months with the balance of principal and interest due on October 30, 2020.	187,681	337,500
On September 27, 2018, the Company entered into a variable convertible note for $93,000 with net proceeds of $93,000. The note is due July 15, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion.	-	93,000

On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000.  The note is due December 14, 2018 and bears interest at 10% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. The note was amended in November 2019 to effect a floor in the conversion price of $0.15 and a payment plan of $17,000 per month for 11 months with the balance of principal and interest due on October 30, 2020.

	115,000	220,000
On November 12, 2018, the Company entered into a variable convertible note for $670,000 with net proceeds of $636,000. The note is due November 12, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.	-	670,000
On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. The note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increase the interest rate to 15% and effect a fixed conversion price of $0.15 per share.	195,000	130,000
On November 6, 2019, the Company issued convertible note for $600,000 with net proceeds of $570,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	600,000	-
On November 6, 2019, the Company issued convertible note for $350,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	350,000	-
On November 14, 2019, the Company issued convertible note for $137,870. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	137,870	-
On November 14, 2019, the Company issued convertible note for $35,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	35,000	-
On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	200,000	-
Total convertible notes payable	3,630,639	4,037,587
Less: discount on convertible notes payable	(846,833)	(942,852)
Total convertible notes payable, net of discount	2,783,806	3,094,735
Less: current portion of convertible notes payable	(1,110,118)	(2,644,735)
Long-term portion of convertible notes payable	$1,673,688	$450,000

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 12).  During the year ended December 31, 2019, the Company issued convertible notes with a fixed conversion price.  The beneficial conversion feature related to these convertible notes was been recorded as a discount on the convertible notes and as a component of equity.  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the years ended December 31, 2019 and 2018 amounted to $1,144,756 and $1,428,954, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $846,833 as of December 31, 2019, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2018	$3,962,726
Issuance of convertible notes payable for acquisition of APF	450,000
Issuance of convertible notes payable for cash	2,355,950
Issuance for debt discounts	147,341
Extinguishment of convertible note	(1,500,000)
Repayment of notes	(1,417,133)
Conversion of notes payable to common stock	(50,133)
Discount from beneficial conversion feature	(2,282,970)
Amortization of debt discounts	1,428,954
Balance outstanding, December 31, 2018	3,094,735
Issuance of convertible notes payable for cash	873,000
Issuance of convertible notes payable for penalty interest	492,890
Issuance of convertible notes payable for debt settlement	127,634
Repayment of notes	(1,473,180)
Conversion of notes payable to common stock	(457,292)
Discount from derivative liability and beneficial conversion feature	(1,018,737)
Amortization of debt discounts	1,144,756
Balance outstanding, December 31, 2019	$2,783,806

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock at $.0001 par value preferred. As of December 31, 2019 we have designated 100 of the 5,000,000 shares as Series B Preferred.

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

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The Company had the following transactions in its common stock during the year ended December 31, 2019:

•issued 68,602,751 shares of Class A common stock for the conversion of $457,292 of outstanding convertible notes payable and $66,544 of accrued interest and penalty;

•issued 2,000,000 shares of Class A common stock in connection with the settlement of debt.  The shares were valued at $470,400 which is based on the market value per share at the settlement date;

•issued 2,700,000 shares of Class A common stock and $30,000 Class C common stock as penalty in connection with the settlement of several convertible notes.  The shares were valued at $680,625 which is based on the market value per share at the settlement date;

•issued 7,097,595 shares of Class C common stock as a dividend to the Class A common stockholders

•issued 200,000 shares of Class B common stock and 2,827,606 shares of Class C common stock to officer, directors, employees and consultants for services rendered valued at $43,474.

•issued 200,000 shares of Class A common stock as a result of the conversion of a similar number of Class B common stock.

The Company had the following transactions in its common stock during the year ended December 31, 2018:

•Issued 499,999 shares of its Class A common stock in connection with a convertible note payable.  The note payable had an embedded conversion option that was a derivative, and the residual amount after allocating proceeds to the derivative was $0.  Accordingly, no discount was recognized.

•Issued 120,000 shares of its Class A common stock in connection with the conversion of convertible notes payable and accrued interest with a value of $15,600.

•Issued 100,000 shares of the Company's Class A common stock related to the Amended Agreement with the seller of VWES.

•Issued 76,670 shares of Class A common stock in connection with a convertible note payable.  The value of the shares amounted to $9,584 and has been recorded as a discount to the note payable.

•Issued 3,400,000 shares of Class B common stock to various employees, officers and board members as compensation.  The value of the shares amounted to $176,800 and has been recorded as a component of general and administrative expenses for the year ended December 31, 2018.

•Issued 250,000 shares of Class A common stock for the conversion of $7,250 of outstanding convertible notes payable.

•Issued 23,330 shares of Class A common stock for a settlement valued at $2,333.

•Issued 274,295 shares of Class A common stock for the conversion of $14,000 of outstanding convertible notes payable.

•Issued 195,924 shares of Class A common stock for the conversion of $10,000 of outstanding convertible notes payable.

•Issued 175,702 shares of Class A common stock for the conversion of $3,883 of outstanding convertible notes payable and $3,454 of accrued interest.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

•Issued 1,250,000 shares of Class A common stock as an inducement for to investors to entering into convertible note agreements.

Redeemable Common Stock

During 2017, the Company issued 379,403 shares of its Class A common stock in connection with the purchase of VWES.  Of these shares, 260,000 shares were redeemable at $4.25 per share at three different redemption periods:  130,000 shares at 12 months, 65,000 shares at 18 months and 65,000 shares at 24 months from the closing date of the purchase of VWES.  Additionally, 119,403 shares were redeemable at $3.35 per share at 12 months from the closing date of the purchase of VWES.  These shares were valued at the redemption value of $1,439,725.  The redemption right on these shares was cancelled in connection with the Amended Agreement entered on February 22, 2018.

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

The following summarizes the stock option activity for the years ended December 31, 2019 and 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2017	782,250	$0.42	9.44	$-
Granted	1,064,000	0.07
Forfeited	(56,250)	0.81
Exercised	-	0.00
Outstanding at December 31, 2018	1,790,000	$0.19	9.10	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2019	1,790,000	$0.19	8.10	$176,445

Vested and expected to vest
at December 31, 2019	1,790,000	$0.19	8.10	$176,445

Exercisable at December 31, 2019	839,469	$0.25	7.90	$67,546

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The following table summarizes information about options outstanding and exercisable as of December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	8.38	$0.05	332,750	$0.05
0.10	85,000	8.28	0.10	31,875	0.10
0.13	388,500	7.59	0.13	242,813	0.13
0.26	114,000	7.34	0.26	78,375	0.26
0.90	223,500	7.27	0.90	153,656	0.90
	1,790,000			839,469

During the years ended December 31, 2019 and 2018, stock option expense amounted to $78,437 and $71,223, respectively.  Unrecognized stock option expense as of December 31, 2019 amounted to $121,375, which will be recognized over a period extending through December 2021.

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

On April 5, 2018 there were 46,660 warrants issued to Jefferson Street Capital with an exercise price of $1 per share and a term of 3 years.

During the year ended December 31, 2017, the Company granted an aggregate total of 2,001 warrants to individuals.  These warrants all have a 3 year contractual life, an exercise price of $2.00 per share and are vested immediately.

As of December 31, 2019, the Company had 277,001 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 1.23 years.

Note 9 – Business Combinations

Morris

On January 9, 2019, (with an effective date of January 1, 2019) the Company entered into a Securities Purchase Agreement (the "SPA") with Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company.  This acquisition was considered an acquisition of a business under ASC 805.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Cash	$192,300
Accounts receivable	2,146,541
Inventory	453,841
Contract assets	210,506
Property and equipment	4,214,965
Customer list	490,000
Goodwill	113,592
Accounts payable	(234,236)
Accrued expenses	(351,865)
Contract liabilities	(92,043)
Notes payable	(1,033,695)
$6,109,906

The purchase price was paid as follows:

Cash	$2,159,906
Seller notes	3,450,000
Acquisition contingency	500,000
$6,109,906

One year after the closing date, the sellers will calculate monthly the 85/25 requirement to meet the Construction Industry Exemption for the Withdraw Liability (WDL). If the calculations verify Morris Sheet Metal Corp. and/or JTD Spiral, Inc. met the Exemption requirement for six consecutive months the Company will pay the sellers a $500,000 success fee.  In January 2020, the Company determined that the conditions were not met; therefore the Company is no longer required to pay the additional $500,000.

Simultaneous with the purchase of Morris, a building, owned by Morris prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $3,267,000 were used to fund the cash consideration to the sellers.  The building and the lease is being treated as a financing lease (see Note 4).

Deluxe

On November 6, 2019, the Company purchased Deluxe Sheet Metal, Inc., an Indiana corporation, DSM Holding, LLC, an Indiana limited liability company, and Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”) This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Cash	$140,948
Accounts receivable	2,785,454
Inventory	736,312
Prepaid expenses and other current assets	61,320
Contract Assets	350,138
Property and equipment	9,502,045
Customer list	1,050,000
Accounts payable	(1,122,317)
Accrued expenses and other current liabilities	(163,891)
Contract Liabilities	(155,016)
Notes payable	(7,544,871)
Bargain purchase gain	(2,143,779)
$3,496,343

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The Company recognized a bargain purchase gain of $2,143,779 on the acquisition of Deluxe as a result the seller being motivated to sell in order to focus his time and effort on another business venture.

The purchase price was paid as follows:

Cash	$1,100,000
Seller notes	2,396,343
$3,496,343

Simultaneous with the purchase of Deluxe, a building, owned by Deluxe prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $9,000,000 were used to fund the cash consideration to the sellers.  The building and the lease is being treated as a financing lease (see Note 4).

Deluxe entered into a 90 day consulting agreement with the seller at zero cost to advise on the transition to new management.

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

For the Years Ended December 31, 2019 and 2018

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

The following are the unaudited pro forma results of operations for the years ended December 31, 2019 and 2018, as if APF, Morris and Deluxe had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Years Ended December 31,
	2019	2018
Sales	$38,163,300	$40,589,336
Cost of goods sold	31,920,436	33,232,282
Gross profit	6,242,864	7,537,054
Operating expenses	8,687,468	7,542,745
Loss from operations	(2,444,604)	(185,691)
Net loss from continuing operations	(5,647,206)	(2,722,457)
Loss per share	(0.08)	(0.10)

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A full valuation allowance is established against the remaining net deferred tax assets as of December 31, 2019 and 2018 based on estimates of recoverability.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%.  The Company's deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The following is a reconciliation of the difference between the effective and statutory income tax rates for years ended December 31:

	2019		2018
	Amount	Percent	Amount	Percent

Federal statutory rates	$(657,965)	21%	$(1,660,684)	21.0%
State income taxes	(187,990)	6%	(474,481)	6.0%
Permanent differences	(406,359)	13%	890,348	-11.3%
Valuation allowance against net deferred tax assets	1,165,260	(37.2%)	1,201,418	-15.2%
Effective rate	$(87,054)	2.8%	$(43,399)	0.5%

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

At December 31, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	2019	2018
Deferred income tax asset
Net operation loss carryforwards	$3,828,580	$2,607,105
Total deferred income tax asset	3,828,580	2,607,105
Less: valuation allowance	(3,828,580)	(2,607,105)
Total deferred income tax asset	$-	$-

At December 31, 2019 and 2018, the significant components of the deferred tax liabilities are summarized below:

	2019	2018

Deferred income tax liabilities:
Book to tax differences in intangible assets	521,250	608,304
Total deferred income tax asset	$521,250	$608,304

The deferred tax liability is mostly made up of the difference between book and tax values for property and equipment and intangible assets.

The Company has recorded as of December 31, 2019 and 2018 a valuation allowance of $3,828,580 and $2,607,105, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years.  Management has based its assessment on the Company's lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2019 and 2018.

The Company has net operating loss carry-forwards of approximately $14.1 million.  Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029.  The tax years from 2016 - 2019 are still subject to audit.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 11 – Industry Segments

This summary presents the Company's segments, QCA ,APF, Morris and Deluxe for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018

Revenue
QCA	$9,050,560	$10,513,743
APF	4,471,713	3,104,791
Morris	12,881,450	-
Deluxe	1,574,474	-
Unallocated and eliminations	173,327	643,260
	$28,151,524	$14,261,794

Gross profit
QCA	$2,270,301	$3,293,186
APF	603,795	1,078,075
Morris	2,535,141	-
Deluxe	174,046	-
Unallocated and eliminations	59,195	449,535
	$5,642,478	$4,820,796

Depreciation and amortization
QCA	$307,172	$299,328
APF	368,813	200,247
Morris	426,528	-
Deluxe	119,671	-
Unallocated and eliminations	33,333	33,333
	$1,255,517	$532,908

Interest Expenses
QCA	$227,726	$734,033
APF	346,927	153,107
Morris	425,177	-
Deluxe	384,828	-
Unallocated and eliminations	3,852,547	2,234,061
	$5,237,205	$3,121,201

Net income (loss)
QCA	$(292,399)	$390,158
APF	(473,135)	(455,125)
Morris	279,592	-
Deluxe	1,104,971	-
Unallocated and eliminations	(6,172,043)	(2,931,926)
	$(5,553,014)	$(2,996,893)

	As of	As of
	December 31,	December 31,
	2019	2018
Total Assets
QCA	$6,359,711	$10,767,883
APF	5,344,175	6,159,098
Morris	8,771,165	-
Deluxe	14,810,307	-
Unallocated and eliminations	516,240	1,013,695
	$6,359,711	$17,940,676

Goodwill
QCA	$1,963,761	$1,963,761
APF	440,100	1,230,100
Morris	113,592	-
Deluxe	-	-
Unallocated and eliminations	-	-
	$2,517,453	$3,193,861

Accounts receivable, net
QCA	$1,234,898	$1,649,701
APF	831,477	958,153
Morris	3,488,340	-
Deluxe	3,156,492	-
Unallocated and eliminations	20,358	2,500
	$8,731,565	$2,610,354

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the years ended December 31, 2019 and 2018:

	2019	2018

Risk free rate	1.60%	2.63%
Volatility	287%-298%	200%
Expected terms (years)	0.5 to 1.26	0.5% to 3.0%
Dividend rate	0%	0%

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

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2019 and 2018:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,298,609	$-	$-	$2,298,609

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,892,321	$-	$-	$1,892,321

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2018 and 2019:

Derivative liability balance, December 31, 2017	$271,588
Issuance of derivative liability during the period	2,282,970
Derivative liability resolution	(58,018)
Change in derivative liability during the period	(604,219)
Derivative liability balance, December 31, 2018	1,892,321
Issuance of derivative liability during the period	1,538,865
Derivative liability resolution	(864,679)
Change in derivative liability during the period	(267,898)
Derivative liability balance, December 31, 2019	$2,298,609

Note 13 - Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business.  Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Note 14 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2019 and 2018 as discontinued operations and are summarized below:

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018
Revenue	$-	$3,040,458
Cost of revenue	-	2,974,313
Gross Profit	-	66,145
Operating expenses	95,179	5,045,078
Loss from operations	(95,179)	(4,978,933)
Other income (expenses)	-	67,809
Gain on disposal of discontinued operations	2,515,028	-
Net loss	$2,419,849	$(4,911,124)

The assets and liabilities of the discontinued operations at December 31, 2019 and 2018 are summarized below:

	December 31,	December 31,
	2019	2018

Current assets	$-	$121,296
Property and equipment	-	387,727
Total assets	$-	$509,023

Current liabilities	$-	$2,493,049
Notes payable - related party	-	43,500
Notes payable	-	215,898
Total liabilities	$-	$2,752,447

Note 15 – Subsequent Events

On January 16, 2020 the Company entered into a purchase agreement with Lincoln Park Capital whereby the Company issued 2,275,086 Class A common stock as commitment shares and sold 1,666,667 Class A common shares for total consideration of $250,000.

In January 2020, the Company issued 4,023,088 Class B common stock to the officers of the Company for conversion of back owed wages.

In January 2020, the Company issued 300,000 shares of Class A common stock to Alan Martin the former owner of Venture West Energy Services, LLC as part of a renegotiated debt settlement.

In January 2020, the Company issued 1,670,043 shares of Class A common stock for the conversion of $245,870 of convertible notes and $4,636 of interest at $0.15 per share.

In January 2020, the Company issued 1,617,067 shares of Class A common stock as settlement of $242,560 of debt issued to the seller of Deluxe.

In January 2020, the Company issued 1,617,067 shares of Class C common stock for $242,560 of debt issued to the seller of Deluxe.

In January 2020 the Company entered into a $200,000 equipment term loan with Celtic Capital which is subject to an annual minimum interest of 13% and a term of five years.

ALPINE 4 TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

In February 2020, the Company issued 2,978,836 shares of Class A common stock for the conversion of $299,681 of convertible notes and $147,145 of interest and penalties at $0.15 per share.

In March 2020 the Company paid off two merchant advance loans with remaining balances of $430,000.

On February 21, 2020, the Company completed its acquisition of Excel Fabrication, LLC., an Idaho Limited Liability Company (“EFL”).  Pursuant to a securities purchase agreement, the Company acquired all of the outstanding membership interest of EFL, for $5,500,000.  The purchase price consisted of (1) $2,600,000 of cash consideration, (2) $600,000 of future Accounts Receivables that were over 90 days aged, and (3) $2,300,000 note payable.  The note accrues interest at 4.25% per annum, monthly interest only payments for 48 months and is due on February 21, 2024.  The note has a security interest in EFL and guarantee from the Company.  The Company shall also pay royalties for 5 years on any sales in excess of $7 million at rates ranging from 2% to 7%.

In April and May 2020 the Company received five loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,761,866.  The loans have terms of 24 months and accrue interest at 1% per annum.  The Company expects some or all of these loans to be forgiven as provided by in the CARES Act.

In May 2020, the Company amended three notes of $116,667 with the sellers of Morris totaling $350,000.  The notes were due January 1, 2020.  Each of the new notes as of the date of amendment had accrued interest of $2,703. This was added to the note resulting in the principal amount of each of the new notes equaling to $119,370.  The amendment required an initial payment of $30,000 for each note, which was made on May 23, 2020, and 8 monthly installments of $13,882 through January 2021.  The amended notes have an interest rate of 6%.

EXHIBIT INDEX

Exhibit

NumberDescription

2.1Asset Purchase and Share Exchange Agreement (included as Annex A to the joint proxy statement/prospectus forming part of Alpine 4’s registration statement, previously filed with the SEC).

3.1Certificate of Incorporation of Alpine 4 Automotive Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.2Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.3Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.4Second Amended and Restated Certificate of Incorporation, dated August 24, 2015 (incorporated by reference to Exhibit 3.1 to Alpine 4’s Current Report on Form 8-K filed August 27, 2015)

3.5Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2017

3.6By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

4.1Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

4.6Description of Registrant’s Securities

10.1Purchase Agreement, dated effective January 16, 2020, by and between Alpine 4 Technologies Ltd. and Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Current Report filed with the SEC on January 23, 2020)

10.2Registration Rights Agreement, dated effective January 16, 2020, by and between Alpine 4 Technologies Ltd. and Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Current Report filed with the SEC on January 23, 2020)

10.3FPCD Note - $350,000 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.4FPCD Note - $600,000 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.5Note Amendment – #1 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.6Note Amendment - # 2 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.7FPCD Note - $137,870.48 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.8Note Amendment - $180,000 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.9APF Securities Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.10Secured Promissory Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.11Secured Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.12Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.13Consulting Services Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.14Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.15Secured Promissory Note - $2,300,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.16Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.17Amendment to Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

31.1Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INSXBRL Instance Document*

101 SCHXBRL Schema Document*

101 CALXBRL Calculation Linkbase Document*

101 DEFXBRL Definition Linkbase Document*

101 LABXBRL Labels Linkbase Document*

101 PREXBRL Presentation Linkbase Document*

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

Date: June 1, 2020By:/s/ Kent B. Wilson

Name:Kent B. Wilson

Title: Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson Kent B. Wilson	Chief Executive Officer, Chief Financial Officer, President, Director	June 1, 2020

/s/ Scott Edwards Scott Edwards	Director	June 1, 2020

/s/ Charles Winters Charles Winters	Chairman of the Board	June 1, 2020

/s/ Ian Kantrowitz Ian Kantrowitz	Director	June 1, 2020