Form 10-Q
period 2020-03-31
Alpine 4 Technologies Ltd.
filed 2020-07-06
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 6th 2020, the issuer had 110,677,860 shares of its Class A common stock issued and outstanding, 9,023,088 shares of its Class B common stock issued and outstanding and 11,572,267 shares of its Class C common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Alpine 4 Technologies Ltd.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$257,900	$ 302,486
Accounts receivable	8,724,234	8,731,565
Contract assets	1,033,694	667,724
Inventory, net	2,334,727	2,401,242
Prepaid expenses and other current assets	121,216	269,289

Total current assets	12,471,771	12,372,306

Property and equipment, net	19,778,126	17,157,845
Intangible asset, net	3,606,447	2,774,618
Right of use assets, net	596,816	660,032
Goodwill	2,617,082	2,517,453
Other non-current assets	326,744	319,344

TOTAL ASSETS	$39,396,986	$ 35,801,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,728,045	$ 5,148,805
Accrued expenses	2,233,680	2,676,651
Contract liabilities	194,279	170,040
Derivative liabilities	-	2,298,609
Deposits	-	12,509
Notes payable, current portion	9,225,062	8,724,171
Notes payable, related parties, current portion	350,998	341,820
Convertible notes payable, current portion, net of discount of $601,059 and $846,833	280,084	1,110,118
Financing lease obligation, current portion	453,233	377,330
Operating lease obligation, current portion	279,233	266,623
Contingent consideration	-	500,000
Total current liabilities	18,744,614	21,626,676

Notes payable, net of current portion	11,304,939	9,850,184
Convertible notes payable, net of current portion	2,145,043	1,673,688
Financing lease obligations, net of current portion	15,534,744	13,696,011
Operating lease obligations, net of current portion	328,566	403,931
Contingent consideration	592,000	-
Deferred tax liability	521,250	521,250

TOTAL LIABILITIES	49,171,156	47,771,740

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 0 shares issued and outstanding at March 31, 2020 and December 31,2019	5	-
Class A Common stock, $0.0001 par value, 125,000,000 shares authorized, 110,577,860 and 100,070,161 shares issued and outstanding at March 31, 2020 and December 31, 2019	11,057	10,007
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 9,023,088 and 5,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	902	500
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 11,572,267 and 9,955,200 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,158	996
Additional paid-in capital	21,707,848	19,763,883
Accumulated deficit	(31,495,140)	(31,745,528)
Total stockholders' deficit	(9,774,170)	(11,970,142)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,396,986	$ 35,801,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$8,835,596	$7,125,989
Cost of revenue	7,075,852	5,008,456
Gross Profit	1,759,744	2,117,533

Operating expenses:
General and administrative expenses	2,863,389	2,466,502

Total operating expenses	2,863,389	2,466,502
Loss from operations	(1,103,645)	(348,969)

Other income (expenses)
Interest expense	(1,649,227)	(1,031,630)
Change in value of derivative liability	2,298,609	(107,871)
Gain on extinguishment of debt	154,592	-
Change in fair value of contingent consideration	500,000	-
Other income (expense)	50,059	58,132
Total other income (expenses)	1,354,033	(1,081,369)

Income (loss) before income tax	250,388	(1,430,338)

Income tax (benefit)	-	-

Income (loss) from continuing operations	250,388	(1,430,338)

Discontinued operations:
Loss from operations of discontinued operations	-	(95,179)
Gain on disposition of discontinued operations	-	2,515,028
Total discontinued operations	-	2,419,849

Net income	$250,388	$ 989,511

Weighted average shares outstanding :
Basic	127,207,693	30,782,076
Diluted	138,036,023	30,782,076

Basic Income (loss) per share
Continuing operations	$0.00	$(0.05)
Discontinued operations	-	0.08
	$0.00	$0.03

Diluted income (loss) per share
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	-	0.08
	$(0.01)	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

									Additional		Total
	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)

Issuance of shares of common stock for cash	-	-	3,941,753	394	-	-	-		249,606	-	250,000
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	4,648,879	464	-	-	-		696,868	-	697,332
Issuance of shares of common stock for debt settlement	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty interest	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for settlement of unpaid salaries	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of series B preferred stock for services	5	5									5
Share-based compensation expense	-	-	-	-	-	-	-	-	19,556	-	19,556
Net income										250,388	250,388

Balance, March 31, 2020	5	$5	110,577,860	$11,057	9,023,088	$902	11,572,267	$1,158	$21,707,848	$(31,495,140)	$(9,774,170)

Balance, December 31, 2018	-	$-	26,567,410	$2,657	5,000,000	$500	-	$-	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	1,670,000	167	-	-	-	-	26,421	-	26,588
Derivative liability resolution	-	-	-	-	-	-	-	-	10,993	-	10,993
Share-based compensation expense	-	-	-	-	-	-	-	-	19,341	-	19,341
Net income	-	-	-	-	-	-	-	-	-	989,511	989,511

Balance, March 31, 2019	-	$-	28,237,410	$2,824	5,000,000	$500	-	$-	$17,075,264	$(27,530,583)	$(10,451,995)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

OPERATING ACTIVITIES:
Net income	$250,388	$989,511
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	78,171	234,444
Amortization	406,091	18,853
Gain on extinguishment of debt	(154,592)	-
Change in fair value of contingent consideration	(500,000)
Change in value of derivative liabilities	(2,298,609)	107,871
Stock issued for penalty interest	44,700	-
Employee stock compensation	19,561	19,341
Amortization of debt discounts	245,774	397,550
Gain on disposal of discontinued operations	-	(2,515,028)
Noncash lease expense	63,216	43,686
Change in operating assets and liabilities:
Accounts receivable	1,950,811	(815,437)
Inventory	75,590	(520,361)
Contract assets	(365,970)	-
Prepaid expenses and other assets	140,673	160,834
Accounts payable	239,089	56,824
Accrued expenses	64,767	860,066
Contract liabilities	24,239	-
Operating lease liability	(62,755)	(43,686)
Deposits	(12,509)	-
Deferred revenue	-	(20,367)
Net cash provided by (used in) operating activities	208,635	(1,025,899)

INVESTING ACTIVITIES:
Capital expenditures	(68,182)	(20,417)
Cash paid for acquisitions, net of cash acquired	(2,033,355)	(1,967,606)
Net cash used in investing activities	(2,101,537)	(1,988,023)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	250,000	-
Proceeds from issuances of notes payable, related party	19,000	-
Proceeds from issuances of notes payable, non-related party	748,710	537,500
Proceeds from issuances of convertible notes payable	-	103,000
Proceeds from financing lease	2,000,000	3,267,000
Repayments of notes payable, related party	(9,822)	-
Repayments of notes payable, non-related party	(545,646)	(1,214,257)
Repayments of convertible notes payable	(73,902)	(441,699)
Proceeds from (repayment of) line of credit, net	(454,660)	931,224
Cash paid on financing lease obligations	(85,364)	(186,323)
Net cash provided by financing activities	1,848,316	2,996,445

NET DECREASE IN CASH AND RESTRICTED CASH	(44,586)	(17,477)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	302,486	414,516

CASH AND RESTRICTED CASH, ENDING BALANCE	$257,900	$397,039

CASH PAID FOR:
Interest	$1,114,034	1,277,225
Income taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$697,332	$26,588
Common stock issued for debt settlement	$330,528	$-
Common stock issued to settle unpaid salaries	$603,463	$-
Issuance of note payable for acquisition	$2,300,000	$3,450,000
Penalty interest added to debt	$15,000	$-
Debt discount due to derivative liabilities	$-	$103,000
Release of derivative liability	$-	$10,993
ROU asset and operating lease obligation recognized upon adoption of Topic 842	$-	$676,944

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (‘we”, “our”, the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 1, 2020. The results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Description of Business

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  Effective January 1, 2019, the Company purchased Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”) (see Note 9).  Effective November 6, 2019, the Company purchased Deluxe Sheet Metal, Inc., an Indiana corporation, DSM Holding, LLC, an Indiana limited liability company, and Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”) (see Note 9).  Effective February 21, 2020, the Company purchased Excel Fabrication, LLC., an Idaho Limited Liability Company (“Excel”) (See Note 9).  The Company is a technology holding company owning seven companies (ALTIA, LLC; Quality Circuit Assembly, Inc. ("QCA"); American Precision Fabricators, Inc., an Arkansas corporation (“APF”), Morris, Deluxe and Excel.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2020, and December 31, 2019.  Significant intercompany balances and transactions have been eliminated.

Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with U.S. GAAP.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but expect developments related to COVID-19 to materially affect the Company’s financial performance in 2020.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of March 31, 2020, and December 31, 2019, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31,	March 31,
	2020	2019
Cash	$257,900	$189,728
Restricted cash included in other non-current assets	-	207,311
Total cash and restricted cash shown in statement of cash flows	$257,900	$397,039

Major Customers

The Company had two customers that made up 15% and 11%, respectively, of accounts receivable as of March 31, 2020.  The Company had one customer that made up 7%, respectively, of accounts receivable as of December 31, 2019.

For the three months ended March 31, 2020, the Company had two customers that made up 14% and 11%, respectively, of total revenues.  For the three months ended March 31, 2019, the Company had two customers that made up 24% and 10%, respectively, of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of March 31, 2020, and December 31, 2019, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory for all subsidiaries, except Deluxe, is valued at weighted average and first-in; first-out basis for Deluxe. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work-in-process and finished goods.  Inventory, net at March 31, 2020 and December 31, 2019 consists of:

	March 31,	December 31,
	2020	2019
Raw materials	$1,707,405	$1,791,733
WIP	232,616	576,196
Finished goods	394,706	59,972
	2,334,727	2,427,901
Reserve	-	(26,659)
Inventory, net	$2,334,727	$2,401,242

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from five years to 39 years as follows:

Automobiles & Trucks	5 to 7 years
Buildings and improvements	15 to 39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Machinery and equipment	5 to 7 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Automobiles and trucks	$911,114	$563,614
Machinery and equipment	4,484,652	3,792,964
Office furniture and fixtures	119,526	119,526
Buildings and improvements	16,167,000	14,167,000
Leasehold improvements	-	12,816
Total Property and equipment	21,682,292	18,655,920
Less: Accumulated depreciation	(1,904,166)	(1,498,075)
Property and equipment, net	$19,778,126	$17,157,845

During the year ended December 31, 2019, the Company terminated its lease agreement for the building it leased in San Diego, California which removed $3,895,000 and $294,525 from building and leasehold improvements, respectively.  The lease of the San Diego building was accounted for as a capital lease.  In addition, as part of the termination, the Company issued the landlord a note payable in the amount of $2,740,000. (See Note 5)

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between three and fifteen years as follows:

Customer lists	3 to 15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	3,771,187	2,861,187
Total Intangible assets	4,149,661	3,239,661
Less: Accumulated amortization	(543,214)	(465,043)
Intangibles, net	$3,606,447	$2,774,618

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending March 31,
2021	$589,960
2022	589,960
2023	548,473
2024	253,028
2025	253,028
Thereafter	1,371,998
Total	$3,606,447

Other long-term assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Deposits	$293,327	$285,927
Other	33,417	33,417
	$326,744	$319,344

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

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of March 31, 2020, and December 31, 2019, the reporting units with goodwill were QCA, APF, Morris and Excel.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606.

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

QCA and Excel Fabrication

QCA and Excel Fabrication are contract manufacturers and recognize revenue when the products have been built and control has been transferred to the customer.  If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy.  Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed.  For all periods presented, management determined that the warranty and returns would be immaterial.

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

Morris Sheet Metal and Deluxe Sheet Metal

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

Contract Retentions

As of March 31, 2020, and December 31, 2019, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debt and options.  The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$250,388	127,207,693	$0.00	$989,511	30,782,076	$0.03
Effect of Dilutive Securities
Convertible debt and options	(1,974,908)	10,828,330	-	-	-	-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(1,724,520)	138,036,023	$(0.01)	$989,511	30,782,076	$0.03

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis. The working capital of the Company is currently negative and causes doubt as to the ability of the Company to continue. The Company requires capital for its operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF, Morris, Deluxe and Excel have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, Morris, Deluxe and Excel should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

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

As of March 31, 2020, the future minimum financing and operating lease payments, net of amortization of debt issuance costs, were as follows:

	Finance	Operating
Twelve Months Ending March 31,	Leases	Leases
2021	$1,737,720	$351,847
2022	1,763,064	286,847
2023	1,795,633	70,087
2024	1,797,556	5,850
2025	1,808,083	-
Thereafter	18,884,602	-
Total payments	27,786,658	714,631
Less: imputed interest	(11,798,681)	(106,832)
Total obligation	15,987,977	607,799
Less: current portion	(453,233)	(279,233)
Non-current capital leases obligations	$15,534,744	$328,566

Finance Leases

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

On February 21, 2020, the Company acquired Excel.  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from Excel was sold for $2,000,000, and leased back to the Company for a period of 15 years at a monthly rate of $18,700 for the first five years, subject to annual increases throughout the term of the lease.  The transaction did not qualify as a sale and leaseback transaction under Topic 842 and as such was accounted for as a financing lease.  The payments related to this lease are reflected in the table above.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019:

		March 31	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$596,816	$660,032
Total lease assets		$596,816	$660,032

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$279,233	$266,623
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	328,566	403,931
Total lease liability		$607,799	$670,554

The lease expense for the three months ended March 31, 2020 was $87,584.  The cash paid under operating leases during the three months ended March 31, 2020 was $87,123.  At March 31, 2020, the weighted average remaining lease terms were 2.15 years and the weighted average discount rate was 15%.

Note 5 – Notes Payable

In May 2018, APF secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF’s outstanding accounts receivable.  In February 2019 the Company moved the Crestmark line of credit to FSW with a variable interest and collateralized by APF’s accounts receivable.  In January 2020 the Company received a default notice from Crestmark regarding noncompliance with certain loan covenants, including but not limited to, QCA’s failure to maintain a tangible net worth as contained in the loan agreement. QCA’s credit line with Crestmark totaled $2,800,000 and was restructured from an ABL line of credit to a ledger line of credit.  In addition, a minimum interest of 7.75% interest was imposed; an exit fee of 1% through January 31, 2021 and the financial covenant replaced with a requirement for QCA to maintain a free cash flow of at least $1.00 beginning with QCA’s financial statements as of January 31, 2020. The CEO has also validity guaranteed the $2.8 million line of credit with Crestmark. In addition with the acquisitions of Morris, Deluxe and Excel, the Company secured four lines of credit with Advanced Energy Capital for borrowings up to $6,250,000 at variable interest rates, collateralized by their respective accounts receivable.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3 year anniversary.  The Company is not current on its payments on the note.  The balance as of March 31, 2020 is $2,910,000.

On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 (“Secured APF Notes”) as part of the consideration for the purchase of APF.  The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding. The note with an outstanding balance as of March 31, 2020 of approximately $1.09 million was amended subsequent to March 31, 2020. (SeeNote 13).  The Company is currently negotiating the extension of the other note with an outstanding balance of approximately $562,000 with the lender.

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF.  The note bears interest at 10.25% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022.

In connection with the Morris acquisition in January 2019, the Company issued three subordinated secured promissory notes for an aggregate of $3,100,000.  The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of  $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary.  The Company also issued three supplemental notes payable for an aggregate of $350,000.  The notes bear interest at 4.25% per annum and are due on the 1-year anniversary. The supplemental notes were amended in May 2020. (See Note 13).

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of  $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bears interest at 8.75% and is due in January 2020. In January 2020, the Company entered into a debt conversion agreement with the seller which fully settled the second note. (See Note 8)

In connection with the Excel acquisition in February 2020, the Company issued a subordinated secured promissory note to the seller.  The note for $2,300,000 bears interest at 4.25% per annum, requires monthly interest only payments for 48 months and is due February 2024.   There was unpaid cash consideration of $392,362 as of March 31, 2020, which is included in notes payable as of March 31, 2020.

In November 2019, in connection with the termination of the lease for the San Diego building, the Company issued the landlord a note payable.  The note is for $2,740,000, bears interest at 7% with monthly payments starting at $15,984 and is due in November 2034.

In October and November 2019 the Company entered into two merchant agreements which are secured by rights to customer receipts until the loans have been repaid in full and subject to interest rates ranging from 13% to 20%.  Under the terms of these agreements, the Company will receive the disclosed purchase price of $600,000 and $300,000, respectively and agreed to repay the disclosed purchased amount of $839,400 and $420,000, respectively.  The merchant lenders collect the purchase amounts at the disclosed weekly payment rates of $29,978 and $11,667 over a period of 28 weeks and 36 weeks, respectively.   These loans were personally guaranteed by the CEO and COO.

In January 2020, the Company entered into a $200,000 term note with Celtic Capital, Inc.  The note is subject to annual interest which is the greater of 13% or 11% plus the 3 month LIBOR rate and requires monthly payments of $3,333 over a period of 60 months.  The note is secured by certain equipment of Deluxe.

In connection with the Excel acquisition, the Company entered into a $425,000 term note with Celtic Capital, Inc. The note is subject to annual interest which is the greater of 13% or 11% plus the 3 month LIBOR rate and requires monthly payments of $7,083 over a period of 60 months.  The note is secured by certain equipment of Excel.

The Company issued a $48,000 note in January 2020 to a private investor with an interest rate of 15% with a due date of 1 year.

In October 2019 Morris entered into an equipment finance note for $107,997 with an interest rate of 9.4% for 48 monthly payments with Bryn Mawr Equipment Finance Inc.

The outstanding balances for the loans were as follows:

	March 31,	December 31,
	2020	2019
Lines of credit, current portion	$3,361,446	$3,816,103
Equipment loans, current portion	310,921	368,011
Term notes, current portion	5,122,695	3,849,273
Merchant loans	430,000	690,784
Total current	9,225,062	8,724,171
Long-term portion	11,304,939	9,850,184
Total notes payable	$20,530,001	$18,574,355

$755,000 worth of term loans are past due and are currently being negotiated with the lenders.

Future scheduled maturities of outstanding notes payable are as follows:

Twelve Months Ending March 31,
2021	$9,225,062
2022	1,276,038
2023	4,896,304
2024	2,537,129
2025	196,832
Thereafter	2,398,636
Total	$20,530,001

Note 6 – Notes Payable, Related Parties

At March 31, 2020 and December 31, 2019, notes payable due to related parties consisted of the following:

	March 31,	December 31,
	2020	2019
Notes payable; non-interest bearing; due upon demand; unsecured	$4,500	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	7,500	7,500
Series of notes payable, bearing interest at rates from 10% to 20% per annum, with maturity dates from April 2018 to July 2020, unsecured	338,998	329,820
Total notes payable - related parties	$350,998	$341,820

The above notes which are in default as of March 31, 2020, except for one note due in July 2020 with an outstanding balance of approximately $105,000, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At March 31, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	March 31,	December 31,
	2020	2019
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 6 and 11, 2019, the Company extended the due date of the two notes to December 31, 2020 and December 31, 2022, respectively. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $1 per share.	1,271,186	1,324,588

Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	10,000	10,000

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF. The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.	450,000	450,000

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

	-	500

On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of March 31, 2020.	-	187,681

On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14, 2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of March 31, 2020.	-	115,000

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increased the interest to 15% and affect a floor in the conversion price of $0.15 per share.	105,000	195,000

On November 6, 2019, the Company issued a convertible note for $600,000 with net proceeds of $570,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	580,000	600,000

On November 6, 2019, the Company issued a convertible note for $350,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	350,000	350,000

On November 14, 2019, the Company issued a convertible note for $137,870. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. The note was fully converted as of March 31, 2020.	-	137,870

On November 14, 2019, the Company issued convertible note for $35,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	35,000	35,000

On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	200,000	200,000
Total convertible notes payable	3,026,186	3,630,639
Less: discount on convertible notes payable	(601,059)	(846,833)
Total convertible notes payable, net of discount	2,425,127	2,783,806
Less: current portion of convertible notes payable	(280,084)	(1,110,118)
Long-term portion of convertible notes payable	$2,145,043	$1,673,688

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended March 31, 2020 and 2019 amounted to $245,774 and $397,550, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $601,059 as of March 31, 2020, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2019	$2,783,806
Repayment of notes	(73,902)
Conversion of notes payable to common stock	(545,551)
Penalty interest added to convertible note	15,000
Amortization of debt discounts	245,774
Balance outstanding, March 31, 2020	$2,425,127

Note 8 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock.

Series B Preferred Stock

The Company is authorized to issue 100 shares of Series B preferred stock.  The Series B Preferred Stock has a $1.00 stated value and does not accrue dividends.  The Series B has the following voting rights:

•If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have that number of votes (identical in every other respect to the voting rights of the holders of all classes of Common Stock or series of preferred stock entitled to vote at any regular or special meeting of stockholders) equal to two hundred percent (200%) of the total voting power of all holders of the Company’s common and preferred stock then outstanding, but not including the Series B Preferred Stock.

•If more than one share of Series B Preferred Stock is issued and outstanding at any time, then each individual share of Series B Preferred Stock shall have the voting rights equal to: Two hundred percent (200%) of the total voting power of all holders of the Company’s common and preferred stock then outstanding, but not including the Series B Preferred Stock divided by the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a "Liquidation"), the Holders of the Series B Preferred Stock are entitled to receive out of the assets of the Company for each share of Series B Preferred Stock then held by the Holder an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable before any distribution or payment shall be made to the holders of any Junior Securities.

The Series B Preferred Stock shall be convertible into shares of the Company's Class A Common Stock only as follows:

•In the event that the Holder of Series B Preferred Stock ceases to be a director of the Company, upon such director's resignation or removal from the board by any means, the shares of Series B

Preferred Stock held by such resigning or removed director shall convert automatically into that same number of shares of Class A Common Stock (i.e. on a one-for-one share basis).

•Shares of Series B Preferred Stock converted into Class A Common Stock, canceled, or redeemed, shall be canceled and shall have the status of authorized but unissued shares of undesignated preferred stock.

As of March 31, 2020 and December 31, 2019, 5 and 0 shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the three months ended March 31, 2020:

•Issued 3,941,753 Class A common stock for cash for total proceeds of $250,000;

•Issued 4,648,879 Class A common stock for the conversion of convertible debt and accrued interest of $697,332;

•Issued 1,617,067 Class A common stock and 1,617,067 Class C common stock to the Seller of Deluxe for the settlement of debt of $485,120; the fair value of the stock was $330,528.  The Company recognized a gain on the settlement of debt of $154,592;

•Issued 300,000 Class A common stock with a fair value of $44,700 to a noteholder as penalty interest; and

•Issued 4,023,088 Class B common stock to settle unpaid salaries of $603,463.

Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

The following summarizes the stock option activity for the three months ended March 31, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2019	1,790,000	$0.19	8.10	$176,445
Granted	-
Forfeited	-
Exercised	-
Outstanding at March 31, 2020	1,790,000	$0.19	7.85	$-

Vested and expected to vest
at March 31, 2020	1,790,000	$0.19	7.85	$-

Exercisable at March 31, 2020	951,344	$0.24	7.67	$-

The following table summarizes information about options outstanding and exercisable as of March 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	8.13	$0.05	393,938	$0.05
0.10	85,000	8.03	0.10	37,188	0.10
0.13	388,500	7.34	0.13	267,094	0.13
0.26	114,000	7.09	0.26	85,500	0.26
0.90	223,500	7.02	0.90	167,624	0.90
	1,790,000			951,344

During the three months ended March 31, 2020 and 2019, stock option expense amounted to $19,556 and $19,341, respectively.  Unrecognized stock option expense as of March 31, 2020 amounted to $101,819, which will be recognized over a period extending through December 2022.

Warrants

As of March 31, 2020, the Company had 275,000 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 0.98 years.

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

Excel

On February 21, 2020, the Company purchased Excel Fabrication, LLC., an Idaho Limited Liability Company (“Excel”).  This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional.  Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

Purchase Allocation
Cash	$174,283
Accounts receivable	1,943,481
Other current assets	9,074
Property and equipment	2,958,190
Customer list	910,000
Accounts payable	(340,151)
Accrued expenses and other current liabilities	(262,506)
Goodwill	99,629
$5,492,000

The purchase price was paid as follows:

Cash	$2,600,000
Contingent consideration	592,000
Seller notes	2,300,000
$5,492,000

As part of the purchase price, the Company is also liable to the seller for royalty payments over a period of 5 years whenever revenues exceed certain thresholds as provided for in the purchase agreement at rates ranging from 2% to 7%.

Simultaneous with the purchase of Excel, a building, owned by Excel prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $2,000,000 were used to fund the cash consideration to the seller.  The building and the lease is being treated as a financing lease (see Note 4).

The following are the unaudited pro forma results of operations for the three months ended March 31, 2020 and 2019, as if Morris, Deluxe and Excel had been acquired on January 1, 2019.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Three Months Ended March 31,
	2020	2019
Sales	$9,821,341	$10,435,563
Cost of goods sold	7,672,154	8,972,333
Gross profit	2,149,187	1,463,230
Operating expenses	3,059,891	3,522,172
Loss from operations	(910,704)	(2,058,942)
Net income (loss) from continuing operations	443,329	(3,187,476)
Income (loss) per share	0.00	(0.10)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, APF, Morris, Deluxe and Excel for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Revenue
QCA	$2,030,126	$2,477,542
APF	529,041	1,708,992
Morris	3,254,927	2,870,797
Deluxe	2,394,164	-
Excel	627,338	-
Unallocated and eliminations	-	68,658
	$8,835,596	$7,125,989

Gross profit
QCA	$505,782	$658,394
APF	(29,642)	700,200
Morris	629,623	721,166
Deluxe	514,195	-
Excel	139,786	-
Unallocated and eliminations	-	37,773
	$1,759,744	$2,117,533

Depreciation and amortization
QCA	$53,981	$84,397
APF	71,961	68,708
Morris	151,264	91,859
Deluxe	176,250	-
Excel	30,806	-
Unallocated and eliminations	-	8,333
	$484,262	$253,297

Interest Expenses
QCA	$120,445	$180,582
APF	79,944	-
Morris	374,400	45,831
Deluxe	257,202	-
Excel	47,855	-
Unallocated and eliminations	769,381	805,217
	$1,649,227	$1,031,630

Net income (loss)
QCA	$(185,690)	$(130,442)
APF	(365,115)	411,402
Morris	320,412	(17,413)
Deluxe	(79,306)	-
Excel	(268,815)	-
Unallocated and eliminations	828,902	(1,693,885)
	$250,388	$(1,430,338)

	As of	As of
	March 31,	December 31,
	2020	2019
Total Assets
QCA	$6,439,268	$6,359,711
APF	4,880,556	5,344,175
Morris	7,989,351	8,771,165
Deluxe	13,837,271	14,810,307
Excel	5,904,911	-
Unallocated and eliminations	345,629	516,240
	$39,396,986	$35,801,598

Goodwill
QCA	$1,963,761	$1,963,761
APF	440,100	440,100
Morris	113,592	113,592
Deluxe	-	-
Excel	99,629	-
Unallocated and eliminations	-	-
	$2,617,082	$2,517,453

Accounts receivable, net
QCA	$1,311,406	$1,234,898
APF	458,597	831,477
Morris	2,579,153	3,488,340
Deluxe	2,510,114	3,156,492
Excel	1,864,964	-
Unallocated and eliminations	-	20,358
	$8,724,234	$8,731,565

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions at December 31, 2019:

December 31,
2019

Risk free rate	1.60%
Volatility	287%-298%
Expected terms (years)	0.5 to 1.26
Dividend rate	0%

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

The following table provides a summary of the fair value of the derivative liabilities as of March 31, 2020 and December 31, 2019.  There were no derivative liabilities at March 31, 2020 as the convertible notes with variable conversion prices were repaid during the three months ended March 31, 2020.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2020
Description	March 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$-	$-	$-	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,298,609	$-	$-	$2,298,609

The below table presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2020:

Derivative liability balance, December 31, 2019	$2,298,609
Change in derivative liability during the period	(2,298,609)
Derivative liability balance, March 31, 2020	$-

Note 12 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the nine months ended March 31, 2020 and 2019 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses	-	95,179
Loss from operations	-	(95,179)
Other income (expenses)	-	-
Net loss	$-	$(95,179)

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

In May and June 2020 the Company amended the following seller notes:   The convertible note with Jeff Moss with a $798,800 balance as of May 4, 2020 was amended to extend the maturity date to May 4, 2027 at 5% interest with weekly payments of $2,605.   The convertible note with Dwight Hargreaves with a 623,464 balance as of June 5, 2020 was amended to extend the maturity date to June 5, 2026 at 6% interest with weekly payments of $2,316.  The convertible note with Andy Galbach with a balance of $301,500 due in 2021 was forgiven and another note (one of the Secured APF Notes) was amended to increase the principal amount to $1,239,000 at 0% interest with weekly payments of $2,644 and the balance to be paid on May 27, 2022.

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

Overview and Highlights

Company Background

Alpine 4 Technologies Ltd. ("we", “our”, or the "Company") was incorporated under the laws of the State of Delaware on April 22, 2014.  We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date this Report was filed, the Company was a holding company that owned seven operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; American Precision Fabricators, Inc.; Morris Sheet Metal, Corp; and JTD Spiral, Inc.; Deluxe Sheet Metal, Inc,; and Excel Fabrication, LLC. As discussed in more detail below, we previously had an additional subsidiary, Venture West Energy Services (formerly Horizon Well Testing, LLC). However, as of December 31, 2018, we discontinued operations on this company.  In the first quarter of 2020, we also created three additional subsidiaries to act as silo holding companies, organized by industries.  These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). All three are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these three subsidiaries.

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $31,495,140 as of March 31, 2020 a large amount was from non-cash issuance of stock to executives in 2015-2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

The management of Alpine 4 understands basis for including a going concern in this filing.  However, the management points out that over the past 6 years, Alpine 4 has consistently been able to operate under the current working capital environment and the going concern is nothing new or a recent event.  It is also not something that is unique to Alpine 4 and various other companies carry a Going Concern on their financial statements.  In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, APF, Morris, Deluxe and most recently Excel have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, Morris, Deluxe and Excel, should increase income and cash flow to the Company.  Third, the Company is exploring equity alternatives that can supplement ongoing cash needs.

Results of Operations

The following are the results of our operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change

Revenue	$8,835,596	$7,125,989	$1,709,607
Cost of revenue	7,075,852	5,008,456	2,067,396
Gross Profit	1,759,744	2,117,533	(357,789)

Operating expenses:
General and administrative expenses	2,863,389	2,466,502	396,887
Total operating expenses	2,863,389	2,466,502	396,887
Loss from operations	(1,103,645)	(348,969)	(754,676)

Other income (expenses)
Interest expense	(1,649,227)	(1,031,630)	(617,597)
Change in value of derivative liabilities	2,298,609	(107,871)	2,406,480
Gain on extinguishment of debt	154,592	-	154,592
Change in fair value of contingent consideration	500,000	-	500,000
Other income	50,059	58,132	(8,073)
Total other income (expenses)	1,354,033	(1,081,369)	2,435,402

Income (Loss) before income tax	250,388	(1,430,338)	1,680,726

Income tax expense	-	-	-

Income (Loss) from continuing operations	250,388	(1,430,338)	1,680,726

Discontinued operations	-	2,419,849	(2,419,849)

Net income	$250,388	$989,511	$(739,123)

Revenue

Our revenues for the three months ended March 31, 2020, increased by $1,709,607 as compared to the three months ended March 31, 2019.  In 2020, the increase in revenue related to $2,394,164 for Deluxe (acquired in November 2019); $627,338 for Excel (acquired in February 2020); and $384,130 for Morris (acquired in January 2019), offset by a decrease of $1,179,951 for APF; $447,416 for QCA and $68,658 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the acquisitions of Morris, Deluxe and Excel.  We expect our revenue to continue to grow over the remainder of 2020.

Cost of revenue

Our cost of revenue for the three months ended March 31, 2020, increased by $2,067,396 as compared to the three months ended March 31, 2019.  In 2019, the increase in our cost of revenue related to $1,879,969 for Deluxe; $487,552 for Excel; and $475,673 for Morris; offset by a decrease of $450,109 for APF; $294,804 for QCA and $30,885 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended March 31, 2020, increased by $396,887 as compared to the three months ended March 31, 2019.  The increase consisted primarily due to the cost of operating the additional operations offset by a reduction in expenses due to cross sharing of resources between corporate and our subsidiaries.

Other expenses

Other expenses for the three months ended March 31, 2020, decreased by $2,435,402 as compared to the same period in 2019.  This decrease was primarily due to the change in derivative liability and the change in fair value of contingent consideration.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

As of March 31, 2019, VWES’ bankruptcy was completed, and the Company removed all the assets and liabilities of VWES, resulting in a gain on the disposition of discontinued operations of $2,515,028.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2020, the Company issued 4,648,879 shares of its restricted Class A common stock for note conversions.

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

Dated: July 6, 2020

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)