Form 10-Q
period 2020-06-30
Alpine 4 Technologies Ltd.
filed 2020-08-14
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 11, 2020, the issuer had 110,577,860 shares of its Class A common stock issued and outstanding, 9,023,088 shares of its Class B common stock issued and outstanding and 11,572,267 shares of its Class C common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$695,996	$302,486
Accounts receivable	8,090,727	8,731,565
Contract assets	651,402	667,724
Inventory, net	2,407,961	2,401,242
Prepaid expenses and other current assets	29,514	269,289
Total current assets	11,875,600	12,372,306

Property and equipment, net	20,158,883	17,157,845
Intangible asset, net	2,852,369	2,774,618
Right of use assets, net	723,039	660,032
Goodwill	2,176,982	2,517,453
Other non-current assets	326,744	319,344

TOTAL ASSETS	$38,113,617	$35,801,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,536,451	$5,148,805
Accrued expenses	1,797,775	2,676,651
Contract liabilities	417,755	170,040
Derivative liabilities	-	2,298,609
Deposits	-	12,509
Notes payable, current portion	7,248,990	8,724,171
Notes payable, related parties, current portion	152,998	341,820
Convertible notes payable, current portion, net of discount of $476,697 and $846,833	571,720	1,110,118
Financing lease obligation, current portion	603,024	377,330
Operating lease obligation, current portion	294,926	266,623
Contingent consideration, current portion	100,000	500,000
Total current liabilities	15,723,639	21,626,676

Notes payable, net of current portion	15,490,212	9,850,184
Convertible notes payable, net of current portion	1,747,435	1,673,688
Financing lease obligations, net of current portion	16,013,742	13,696,011
Operating lease obligations, net of current portion	442,867	403,931
Contingent consideration, net of current portion	492,000	-
Deferred tax liability	521,250	521,250

TOTAL LIABILITIES	50,431,145	47,771,740

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding
at June 30, 2020 and December 31, 2019	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 0 shares issued
and outstanding at June 30, 2020 and December 31,2019	5	-

Class A Common stock, $0.0001 par value, 125,000,000 shares authorized, 110,577,860 and 100,070,161
shares issued and outstanding at June 30, 2020 and December 31, 2019	11,057	10,007
Class B Common stock, $0.0001 par value, 5,000,000 shares authorized, 9,023,088 and 5,000,000
shares issued and outstanding at June 30, 2020 and December 31, 2019	902	500
Class C Common stock, $0.0001 par value, 10,000,000 shares authorized, 11,572,267 and 9,955,200
shares issued and outstanding at June 30, 2020 and December 31, 2019	1,158	996
Additional paid-in capital	21,727,404	19,763,883
Accumulated deficit	(34,058,054)	(31,745,528)
Total stockholders' deficit	(12,317,528)	(11,970,142)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,113,617	$35,801,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$9,042,864	$6,475,843	$17,878,460	$13,601,832
Cost of revenue	7,086,848	5,222,415	14,162,700	10,230,871
Gross Profit	1,956,016	1,253,428	3,715,760	3,370,961

Operating expenses:
General and administrative expenses	2,450,613	1,303,627	5,314,002	3,770,129
Impairment loss of intangible assets and goodwill	1,111,600	-	1,111,600	-
Total operating expenses	3,562,213	1,303,627	6,425,602	3,770,129
Loss from operations	(1,606,197)	(50,199)	(2,709,842)	(399,168)

Other income (expenses)
Interest expense	(905,842)	(1,006,494)	(2,555,069)	(2,038,124)
Change in value of derivative liability	-	(3,970,614)	2,298,609	(4,078,485)
Gain (loss) on extinguishment of debt	(62,951)	-	91,641	-
Change in fair value of contingent consideration	-	-	500,000	-
Other income	12,076	70,631	62,135	128,763
Total other income (expenses)	(956,717)	(4,906,477)	397,316	(5,987,846)

Loss before income tax	(2,562,914)	(4,956,676)	(2,312,526)	(6,387,014)

Income tax (benefit)	-	-	-	-

Loss from continuing operations	(2,562,914)	(4,956,676)	(2,312,526)	(6,387,014)

Discontinued operations:
Loss from discontinued operations	-	-	-	(95,179)
Gain on disposition of discontinued operations	-	-	-	2,515,028
Total discontinued operations	-	-	-	2,419,849

Net loss	$(2,562,914)	$(4,956,676)	$(2,312,526)	$(3,967,165)

Weighted average shares outstanding :
Basic	131,173,215	38,675,118	129,190,454	35,347,086
Diluted	131,173,215	38,675,118	139,071,976	35,347,086

Basic Income (loss) per share
Continuing operations	$(0.02)	$(0.13)	$(0.02)	$(0.18)
Discontinued operations	-	$-	-	$0.07
	$(0.02)	(0.13)	$(0.02)	(0.11)

Diluted income (loss) per share
Continuing operations	$(0.02)	$(0.13)	$(0.03)	$(0.18)
Discontinued operations	-	$-	-	$0.07
	$(0.02)	(0.13)	$(0.03)	(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

									Additional		Total
	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)

Issuance of shares of common stock for cash	-	-	3,941,753	394	-	-	-		249,606	-	250,000
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	4,648,879	464	-	-	-		696,868	-	697,332
Issuance of shares of common stock for debt settlement	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty interest	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for compensation	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of series B preferred stock	5	5	-	-	-	-	-	-	-	-	5
Share-based compensation expense	-	-	-	-	-	-	-	-	19,556	-	19,556
Net income										250,388	250,388

Balance, March 31, 2020	5	5	110,577,860	11,057	9,023,088	902	11,572,267	1,158	21,707,848	(31,495,140)	(9,774,170)

Share-based compensation expense	-	-	-	-	-	-	-	-	19,556	-	19,556
Net loss										(2,562,914)	(2,562,914)

Balance, June 30, 2020	5		$5	110,577,860	$11,057	9,023,088	$902	11,572,267	$1,158	$21,727,404	$(34,058,054)	$(12,317,528)

Balance, December 31, 2018	-		$-	26,567,410	$2,657	5,000,000	$500	-	-	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	1,670,000	167	-	-	-	-	26,421	-	26,588
Derivative liability resolution	-	-	-	-	-	-	-	-	-	10,993	-	10,993
Share-based compensation expense	-	-	-	-	-	-	-	-	-	19,341	-	19,341
Net income	-		-	-	-	-	-	-	-	-	989,511	989,511

Balance, March 31, 2019	-		-	28,237,410	2,824	5,000,000	500	-	-	17,075,264	(27,530,583)	(10,451,995)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	33,975,924	3,398	-	-	-	-	232,551	-	235,949
Derivative liability resolution	-	-	-	-	-	-	-	-	-	332,703	-	332,703
Share-based compensation expense	-	-	-	-	-	-	-	-	-	19,556	-	19,556
Net loss	-		-	-	-	-	-	-	-	-	(4,956,676)	(4,956,676)

Balance, June 30, 2019	-		$-	62,213,334	$6,222	5,000,000	$500	-	-	$17,660,074	$(32,487,259)	$(14,820,463)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019

OPERATING ACTIVITIES:
Net loss	$(2,312,526)	$(3,967,165)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	868,795	471,494
Amortization	160,749	103,539
Gain on extinguishment of debt	(91,641)	-
Change in value of derivative liabilities	(2,298,609)	4,078,485
Change in fair value of contingent consideration	(500,000)	-
Stock issued for penalty interest	44,700	-
Employee stock compensation	39,117	38,897
Amortization of debt discounts	370,136	692,329
Gain on disposal of discontinued operations	-	(2,515,028)
Issuance of convertible debentures for interest	-	128,777
Operating lease expense	130,534	93,183
Impairment loss of intangible asset and goodwill	1,111,600	-
Change in current assets and liabilities:
Accounts receivable	2,584,318	(883,089)
Inventory	2,356	(424,781)
Contract assets	16,322	-
Prepaid expenses and other assets	145,904	58,451
Accounts payable	(952,505)	174,854
Accrued expenses	(371,138)	1,389,162
Contract liabilities	247,715	-
Operating lease liability	(126,302)	(89,030)
Deposits	(12,509)	-
Deferred revenue	-	(25,287)
Net cash used in operating activities	(942,984)	(675,209)

INVESTING ACTIVITIES:
Capital expenditures	(68,182)	(28,679)
Cash paid for acquisitions, net of cash acquired	(2,513,355)	(1,967,606)
Net cash used in investing activities	(2,581,537)	(1,996,285)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	250,000	-
Proceeds from issuances of notes payable, related party	19,000	37,500
Proceeds from issuances of notes payable, non-related party	4,644,817	500,000
Proceeds from issuances of convertible notes payable	-	103,000
Proceeds from financing lease	2,000,000	3,267,000
Repayments of notes payable, related party	(207,822)	(20,000)
Repayments of notes payable, non-related party	(1,375,914)	(1,376,670)
Repayments of convertible notes payable	(195,008)	(601,200)
Proceeds from (repayment of) line of credit, net	(1,003,477)	795,983
Cash paid on financing lease obligations	(213,565)	(81,147)
Net cash provided by financing activities	3,918,031	2,624,466

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	393,510	(47,028)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	302,486	414,516

CASH AND RESTRICTED CASH, ENDING BALANCE	$695,996	$367,488

CASH PAID FOR:
Interest	$1,985,847	$1,474,484
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Penalty interest added to debt	$15,000	-
Common stock issued for convertible note discount and accrued interest	$697,332	$262,537
Common stock issued for debt settlement	$330,528	$-
Issuance of note payable for acquisition	$2,300,000	$3,450,000
Debt discount due to derivative liabilities	$-	$103,000
Release of derivative liability	$-	$343,696
ROU asset and operating lease obligation recognized under Topic 842	$193,541	$676,944
Goodwill adjustment to intangible asset for APF acquisition	$-	$790,000
Common stock issued to settle unpaid salaries	$603,463	$-
Equipment purchased on financing lease	$756,990	$-
Other asset reclassified to fixed asset	$86,471	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (‘we”, “our”, the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 1, 2020. The results for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2020, and December 31, 2019.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of June 30, 2020, and December 31, 2019, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30,	June 30,
	2020	2019
Cash	$695,996	$160,177
Restricted cash included in other non-current assets	-	207,311
Total cash and restricted cash shown in statement of cash flows	$695,996	$367,488

Major Customers

The Company had one customer that made up 8% of accounts receivable as of June 30, 2020.  The Company had one customer that made up 7% of accounts receivable as of December 31, 2019.

For the six months ended June 30, 2020, the Company had one customer that made up 10% of total revenues.  For the six months ended June 30, 2019, the Company had two customers that made up 15% and 11%, respectively, of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of June 30, 2020, and December 31, 2019, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory for all subsidiaries, except Deluxe, is valued at weighted average and first-in; first-out basis for Deluxe. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work-in-process and finished goods.  Inventory, net at June 30, 2020 and December 31, 2019 consists of:

	June 30,	December 31,
	2020	2019
Raw materials	$1,451,357	$1,791,733
WIP	278,757	576,196
Finished goods	677,847	59,972
	2,407,961	2,427,901
Reserve	-	(26,659)
Inventory, net	$2,407,961	$2,401,242

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

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Automobiles and trucks	$911,114	$563,614
Machinery and equipment	5,328,093	3,792,964
Office furniture and fixtures	119,546	119,526
Building	16,167,000	14,167,000
Leasehold improvements	-	12,816
Total Property and equipment	22,525,753	18,655,920
Less: Accumulated depreciation	(2,366,870)	(1,498,075)
Property and equipment, net	$20,158,883	$17,157,845

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

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between three and fifteen years as follows:

Customer lists	3 to 15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	2,981,187	2,861,187
Total Intangible assets	3,359,661	3,239,661
Less: Accumulated amortization	(507,292)	(465,043)
Intangibles, net	$2,852,369	$2,774,618

During the six months ended June 30, 2020, the Company determined that due to the loss of a significant customer, the customer list for APF was impaired and took a charge to earnings of $671,500.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending June 30,
2021	$510,960
2022	510,960
2023	469,473
2024	174,028
2025	174,028
Thereafter	1,012,920
Total	$2,852,369

Other long-term assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Deposits	$293,327	$285,927
Other	33,417	33,417
	$326,744	$319,344

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Accounting for the Impairment of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the six months ended June 30, 2020, the Company determined that the customer list for APF was impaired and took a charge to earnings of $671,500.  During all other periods presented, there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of June 30, 2020, and December 31, 2019, the reporting units with goodwill were QCA, APF, Morris and Excel.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the six months ended June 30, 2020, the Company determined that the goodwill for APF was impaired and took a charge to earnings of $440,100.

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

Contract Retentions

As of June 30, 2020, and December 31, 2019, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debt and options.  The following table illustrates the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(2,562,914)	131,173,215	$(0.02)	$(4,956,676)	38,675,118	$(0.13)
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(2,562,914)	131,173,215	$(0.02)	$(4,956,676)	38,675,118	$(0.13)

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(2,312,526)	129,190,454	$(0.02)	$(3,967,165)	35,347,086	$(0.11)
Effect of Dilutive Securities
Convertible debt	(1,772,619)	9,881,522	-			-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(4,085,145)	139,071,976	$(0.03)	$(3,967,165)	35,347,086	$(0.11)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.Simplifying.  ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses.  Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope.  The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold.  The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts.  This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2022.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles - Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

As of June 30, 2020, the future minimum financing and operating lease payments were as follows:

	Finance	Operating
Twelve Months Ending June 30,	Leases	Leases
2021	$1,924,776	$386,653
2022	1,949,507	252,906
2023	1,981,289	104,140
2024	1.973,911	106,172
2025	1,967,950	80,772
Thereafter	18,448,136	-
Total payments	28,245,569	930,643
Less: imputed interest	(11,628,803)	(192,850)
Total obligation	16,616,766	737,793
Less: current portion	(603,024)	(294,926)
Non-current finance and operating leases obligations	$16,013,742	$442,867

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

During the six months ended June 30, 2020, the Company entered into three finance leases for equipment totaling $756,990. Each has a 60 month term with an interest rate ranging from 6.7% to 9%.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019:

		June 30,	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$723,039	$660,032
Total lease assets		$723,039	$660,032

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$294,926	$266,623
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	442,867	403,931
Total lease liability		$737,793	$670,554

During the six months ended June 30, 2020, the Company amended its lease for its office space in Phoenix, Arizona through March 2025. As a result of this amendment, the company remeasured the right of use asset and liability and recorded an additional $193,541 in right of use asset on the date of the modification.

The lease expense for the six months ended June 30, 2020 was $184,099.  The cash paid under operating leases during the six months ended June 30, 2020 was $165,968.  At June 30, 2020, the weighted average remaining lease terms were 3.25 years and the weighted average discount rate was 15%.

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

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3 year anniversary.  The Company is not current on its payments on the note.  The balance as of June 30, 2020 is $2,860,000.

On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 (“Secured APF Notes”) as part of the consideration for the purchase of APF.  The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding.  During the six months ended June 30, 2020, the Company amended one of the notes.  The noteholder forgave $301,500 of a $450,000 convertible note (See Note 7) in exchange for an increase in the note payable of $172,179. The principal amount of the note payable was amended to $1,239,000 at 0% interest with weekly payments of $2,644 and the balance to be paid on May 27, 2022.  The Company recognized a gain on settlement of debt of $129,321 related to this transaction. The Company made payments on the note after the settlement of $39,189.  The balance of this note at June 30, 2020 was $1,225,779.  The other note was amended on July 14, 2020 with the lender.  See Note 13.

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF.  The note bears interest at 10.25% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022.

In connection with the Morris acquisition in January 2019, the Company issued three subordinated secured promissory notes for an aggregate of $3,100,000.  The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary.  The Company also issued three supplemental notes payable for an aggregate of $350,000.  The notes bear interest at 4.25% per annum and are due on the 1-year anniversary. In May 2020, the Company amended the three supplemental notes of $116,667 each with the sellers of Morris.  The notes were due January 1, 2020.  Each of the new notes as of the date of amendment had accrued interest of $2,703. This was added to the note resulting in the principal amount of each of the new notes equaling to $119,370.  The amendment required an initial payment of $30,000 for each note, which was made on May 23, 2020, and 8 monthly installments of $10,000 with one final payment of $13,882 through January 2021.  The amended notes have an interest rate of 6%.

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bears interest at 8.75% and is due in January 2020. In January 2020, the Company entered into a debt conversion agreement with the seller which fully settled the second note. (See Note 8)

In connection with the Excel acquisition in February 2020, the Company issued a subordinated secured promissory note to the seller.  The note for $2,300,000 bears interest at 4.25% per annum, requires monthly interest only payments for 48 months and is due February 2024. The ending balance for this loan as of June 30, 2020 was $2,212,362.

In November 2019, in connection with the termination of the lease for the San Diego building, the Company issued the landlord a note payable.  The note is for $2,740,000, bears interest at 7% with monthly payments starting at $15,984 and is due in November 2034.

In October and November 2019 the Company entered into two merchant agreements which are secured by rights to customer receipts until the loans have been repaid in full and subject to interest rates ranging from 13% to 20%.  Under the terms of these agreements, the Company will receive the disclosed purchase price of $600,000 and $300,000, respectively and agreed to repay the disclosed purchased amount of $839,400 and $420,000, respectively.  The merchant lenders collect the purchase amounts at the disclosed weekly payment rates of $29,978 and $11,667 over a period of 28 weeks and 36 weeks, respectively.   These loans were personally guaranteed by the CEO and COO. Both merchant agreements were paid in full during the six months ended June 30, 2020.

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

In April and May 2020 the Company received seven loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107.  The loans have terms of 24 months and accrue interest at 1% per annum.  The Company expects some or all of these loans to be forgiven as provided in the CARES Act.

The outstanding balances for the loans were as follows:

	June 30,	December 31,
	2020	2019
Lines of credit, current portion	$2,812,629	$3,816,103
Equipment loans, current portion	339,311	368,011
Merchant agreements	-	690,784

Term notes, current portion	4,097,050	3,849,273
Total current	7,248,990	8,724,171
PPP loans	3,896,107	-
Long-term portion of equipment loans and term notes	11,594,105	9,850,184
Total notes payable	$22,739,202	$18,574,355

$3,026,400 of term loans are past due and are currently being negotiated with the lenders.

Future scheduled maturities of outstanding notes payable are as follows:

Twelve Months Ending June 30,
2021	$7,248,990
2022	8,189,854
2023	1,886,471
2024	2,638,122
2025	350,592
Thereafter	2,425,173
Total	$22,739,202

Note 6 – Notes Payable, Related Parties

At June 30, 2020 and December 31, 2019, notes payable due to related parties consisted of the following:

	June 30,	December 31,
	2020	2019
Notes payable; non-interest bearing; due upon demand; unsecured	$3,000	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	-	7,500
Series of notes payable, bearing interest at rates from 10% to 20% per annum, with maturity dates from April 2018 to July 2020, unsecured	149,998	329,820
Total notes payable - related parties	$152,998	$341,820

The above notes which are in default as of June 30, 2020, except for one note due in July 2020 with an outstanding balance of $104,820, were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At June 30, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	June 30,	December 31,
	2020	2019
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000

Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019.  On August 6 and 11, 2019, the Company extended the due date of the two notes  to December 31, 2020 and December 31, 2022, respectively.  In May and June 2020, these convertible notes were amended  -- see (A) below. The outstanding principal and interest balances are convertible after 12 months into Class A common stock at the option of the debt holder at a conversion price of $1 per share.

	1,397,352	1,324,588

Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	-	10,000

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF.  The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.  During the six months ended June 30, 2020, $301,500 of convertible note was settled for the issuance of a note payable in the amount of $172,179.  A gain on settlement of $129,321 was recognized during the six months ended June 30, 2020.(See Note 5 and (B) below)

	148,500	450,000

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

	-	500

On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of June 30, 2020.	-	187,681

On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14, 2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of June 30, 2020.	-	115,000

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increased the interest to 15% and affect a floor in the conversion price of $0.15 per share.	105,000	195,000

On November 6, 2019, the Company issued a convertible note for $600,000 with net proceeds of $570,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	535,000	600,000

On November 6, 2019, the Company issued a convertible note for $350,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	350,000	350,000

On November 14, 2019, the Company issued a convertible note for $137,870. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. The note was fully converted as of June 30, 2020.	-	137,870

On November 14, 2019, the Company issued convertible note for $35,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	35,000	35,000

On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	200,000	200,000
Total convertible notes payable	2,795,852	3,630,639
Less: discount on convertible notes payable	(476,697)	(846,833)
Total convertible notes payable, net of discount	2,319,155	2,783,806
Less: current portion of convertible notes payable	(571,720)	(1,110,118)
Long-term portion of convertible notes payable	$1,747,435	$1,673,688

(A) In May and June 2020 the Company amended the following seller notes:   The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020 was amended to extend the maturity date to May 4, 2027 at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at June 30, 2020 was $795,124.  The convertible note with Dwight Hargreaves with a $551,001 balance as of June 5, 2020 was amended to extend the maturity date to June 5, 2026 at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at June 30, 2020 was $602,228.  A loss on extinguishment of debt of $192,272 was recognized on these transactions.

(B)The convertible note with Andy Galbach with an outstanding balance of $450,000 was settled by forgiving $301,500 of the convertible note in exchange for an amendment of another note (one of the Secured APF Notes) which was amended to increase the principal amount by $172,179.  The amended note had a principal amount of $1,290,000 and accrues interest at 0%  with weekly payments of $2,644 and the balance to be paid on May 27, 2022.  A gain on settlement of $129,321 on the Andy Galbach promissory note and convertible note was recognized during the six months ended June 30, 2020.

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the six months ended June 30, 2020 and 2019 amounted to $370,136 and $692,329, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $476,697 as of June 30, 2020, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2019	$2,783,806
Repayment of notes	(195,008)
Conversion of notes payable to common stock	(545,551)
Penalty interest added to convertible note	15,000
Addition of convertible note principal due to note amendment	192,272
Settlement of convertible note for note payable	(301,500)
Amortization of debt discounts	370,136
Balance outstanding, June 30, 2020	$2,319,155

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

As of June 30, 2020 and December 31, 2019, 5 and 0 shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the six months ended June 30, 2020:

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

The following summarizes the stock option activity for the six months ended June 30, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2019	1,790,000	$0.19	8.10	$176,445
Granted	-
Forfeited	-
Exercised	-
Outstanding at June 30, 2020	1,790,000	$0.19	7.60	$-

Vested and expected to vest
at June 30, 2020	1,790,000	$0.19	7.60	$14,685

Exercisable at June 30, 2020	1,063,219	$0.24	7.44	$6,827

The following table summarizes information about options outstanding and exercisable as of June 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	7.88	$0.05	455,125	$0.05
0.10	85,000	7.78	0.10	42,500	0.10
0.13	388,500	7.09	0.13	291,375	0.13
0.26	114,000	6.84	0.26	92,625	0.26
0.90	223,500	6.77	0.90	181,594	0.90
	1,790,000			1,063,219

During the six months ended June 30, 2020 and 2019, stock option expense amounted to $39,112 and $38,897, respectively.  Unrecognized stock option expense as of June 30, 2020 amounted to $82,263, which will be recognized over a period extending through December 2022.

Warrants

As of June 30, 2020, the Company had 275,000 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 0.73 years.

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

The following are the unaudited pro forma results of operations for the six months ended June 30, 2020 and 2019, as if Morris, Deluxe and Excel had been acquired on January 1, 2019.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Six Months Ended June 30,
	2020	2019
Sales	$18,864,205	$21,378,791
Cost of goods sold	14,759,002	18,269,733
Gross profit	4,105,203	3,109,058
Operating expenses	6,622,104	5,316,938
Loss from operations	(2,516,901)	(2,207,880)
Net loss from continuing operations	(2,119,585)	(8,263,294)
Loss per share	(0.02)	(0.23)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, APF, Morris, Deluxe and Excel for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue
QCA	$2,353,502	$2,326,135	$4,383,628	$4,803,677
APF	1,256,375	1,249,463	1,785,416	2,958,455
Morris	2,516,499	2,870,574	5,771,426	5,741,371
Deluxe	1,509,104	-	3,903,268	-
Excel	1,407,384	-	2,034,722	-
Unallocated and eliminations	-	29,671	-	98,329
	$9,042,864	$6,475,843	$17,878,460	$13,601,832

Gross profit
QCA	$629,684	$714,282	$1,135,466	$1,372,676
APF	200,347	185,697	170,705	885,897
Morris	550,829	323,778	1,180,452	1,044,944
Deluxe	(104,978)	-	409,217	-
Excel	680,134	-	819,920	-
Unallocated and eliminations	-	29,671	-	67,444
	$1,956,016	$1,253,428	$3,715,760	$3,370,961

Income (loss) from operations
QCA	$148,185	$68,354	$39,033	$67,875
APF	(1,089,485)	40,134	(1,317,929)	451,536

Morris	192,197	62,786	383,064	84,079
Deluxe	(386,211)	-	(306,249)	-
Excel	478,571	-	257,611	-
Unallocated and eliminations	(949,454)	(221,473)	(1,765,372)	(1,002,658)
	$(1,606,197)	$(50,199)	$(2,709,842)	$(399,168)

Depreciation and amortization
QCA	$67,723	$84,397	$121,704	$168,794
APF	71,960	134,897	143,921	203,605
Morris	173,326	94,109	324,590	185,968
Deluxe	175,111	-	351,361	-
Excel	57,162	-	87,968	-
Unallocated and eliminations	-	8,333	-	16,666
	$545,282	$321,736	$1,029,544	$575,033

Interest Expenses
QCA	$126,697	$177,656	$247,142	$358,238
APF	55,067	168,509	135,011	168,509
Morris	210,672	106,755	585,072	152,586
Deluxe	137,085	-	394,287	-
Excel	129,174	-	177,029	-
Unallocated and eliminations	247,147	553,574	1,016,528	1,358,791
	$905,842	$1,006,494	$2,555,069	$2,038,124

Net income (loss)
QCA	$20,141	$(36,171)	$(165,549)	$(166,613)
APF	(1,015,231)	(128,375)	(1,380,346)	283,027
Morris	(12,015)	(46,469)	308,397	(63,882)
Deluxe	(523,293)	-	(602,599)	-
Excel	349,397	-	80,582	-
Unallocated and eliminations	(1,381,913)	(4,745,661)	(553,011)	(6,439,546)
	$(2,562,914)	$(4,956,676)	$(2,312,526)	$(6,387,014)

			As of	As of
			June 30,	December 31,
			2020	2019
Total Assets
QCA			$7,593,738	$6,359,711
APF			3,450,431	5,344,175
Morris			7,949,490	8,771,165
Deluxe			13,091,219	14,810,307
Excel			5,462,705	-
Unallocated and eliminations			566,034	516,240
			$38,113,617	$35,801,598

Goodwill
QCA			$1,963,761	$1,963,761
APF			-	440,100
Morris			113,592	113,592

Deluxe	-	-
Excel	99,629	-
Unallocated and eliminations	-	-
	$2,176,982	$2,517,453

Accounts receivable, net
QCA	$1,511,836	$1,234,898
APF	467,681	831,477
Morris	2,458,107	3,488,340
Deluxe	2,101,285	3,156,492
Excel	1,551,818	-
Unallocated and eliminations	-	20,358
	$8,090,727	$8,731,565

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

The following table provides a summary of the fair value of the derivative liabilities as of June 30, 2020 and December 31, 2019.  There were no derivative liabilities at June 30, 2020 as the convertible notes with variable conversion prices were repaid during the six months ended June 30, 2020.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2020
Description	June 30, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$-	$-	$-	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,298,609	$-	$-	$2,298,609

The below table presents the change in the fair value of the derivative liabilities during the six months ended June 30, 2020:

Derivative liability balance, December 31, 2019	$2,298,609
Change in derivative liability during the period	(2,298,609)
Derivative liability balance, June 30, 2020	$-

Note 12 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the six months ended June 30, 2020 and 2019 as discontinued operations and are summarized below:

	Six months Ended June 30,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	-

Gross Profit	-	-
Operating expenses	-	95,179
Loss from operations	-	(95,179)
Other income (expenses)	-	-
Net loss	$-	$(95,179)

As of June 30, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

Note 13 – Subsequent Events

On July 14, 2020, the convertible note with Carl Davis with a balance of $148,500 due in 2021 was forgiven and another note (one of the Secured APF Notes) with principal balance of $682,500 was amended to decrease the principal amount to $450,000 at 0% interest with weekly payments of $1,442.31 and the final payment on July 14th 2026.

In July 2020, the Company began the process of expanding its subsidiaries QCA and Excel into APF’s Fort Smith, AR facility.   Over the next 6 months the Company will begin the repurposing of that facility to meet new ISO standards and other certifications held by QCA.

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

As of the date this Report was filed, the Company was a holding company that owned seven operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; American Precision Fabricators, Inc.; Morris Sheet Metal, Corp; and JTD Spiral, Inc.; Deluxe Sheet Metal, Inc,; and Excel Fabrication, LLC. As discussed in more detail below, we previously had an additional subsidiary, Venture West Energy Services (formerly Horizon Well Testing, LLC). However, as of December 31, 2018, we discontinued operations on this company.  In the first quarter of 2020, we also created three additional subsidiaries to act as silo holding companies, organized by industries.  These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). All three are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these three subsidiaries.  In July 2020, the Company began the process of expanding its subsidiaries QCA and Excel into APF’s Fort Smith, AR facility.   Over the next 6 months the Company will begin the repurposing of that facility to meet new ISO standards and other certifications held by QCA.

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $34,058,054 as of June 30, 2020 a large amount was from non-cash issuance of stock to executives in 2015-2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

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

Results of Operations

The following are the results of our operations for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ Change

Revenue	$9,042,864	$6,475,843	$2,567,021
Cost of revenue	7,086,848	5,222,415	1,864,433
Gross Profit	1,956,016	1,253,428	702,588

Operating expenses:
General and administrative expenses	2,450,613	1,303,627	1,146,986
Impairment loss of intangible assets	1,111,600	-	1,111,600
Total operating expenses	3,562,213	1,303,627	2,258,586
Loss from operations	(1,606,197)	(50,199)	(1,555,998)

Other expenses (income)
Interest expense	905,842	1,006,494	(100,652)
Change in value of derivative liabilities	-	3,970,614	(3,970,614)
Loss on extinguishment of debt	62,951	-	62,951
Gain on acquisition contingency	-	-	-
Other (income)	(12,076)	(70,631)	58,555
Total other expenses	956,717	4,906,477	(3,949,760)

Loss before income tax	(2,562,914)	(4,956,676)	2,393,762

Income tax expense	-	-	-

Loss from continuing operations	(2,562,914)	(4,956,676)	2,393,762

Discontinue operations	-	-	-

Net loss	$(2,562,914)	$(4,956,676)	$2,393,762

Revenue

Our revenues for the three months ended June 30, 2020, increased by $2,567,021 as compared to the three months ended June 30, 2019.  In 2020, the increase in revenue related to $1,509,104 for Deluxe (acquired in November 2019); $1,407,384 for Excel (acquired in February 2020); $27,367 for QCA and $6,912 for APF; offset by a decrease of $354,075 for Morris (acquired in January 2019) and $29,671 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the acquisitions of Deluxe and Excel.  We expect our revenue to continue to grow over the remainder of 2020.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2020, increased by $1,864,433 as compared to the three months ended June 30, 2019.  In 2019, the increase in our cost of revenue related to $1,614,082 for Deluxe; $727,250 for Excel; and $111,965 for QCA; offset by a decrease of $581,126 for Morris and $7,738 for APF. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended June 30, 2020, increased by $2,258,586 as compared to the three months ended June 30, 2019.  The increase is a result of the impairment loss of $1,111,600 related to the customer list and goodwill for APF and also due to the cost of operating the additional operations with the acquisitions of Deluxe and Excel offset by a reduction in expenses due to cross sharing of resources between corporate and our subsidiaries.

Other expenses

Other expenses for the three months ended June 30, 2020, decreased by $3,949,760 as compared to the same period in 2019.  This decrease was primarily due to the change in derivative liability.

The following are the results of our operations for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change

Revenue	$17,878,460	$13,601,832	$4,276,628
Cost of revenue	14,162,700	10,230,871	3,931,829
Gross Profit	3,715,760	3,370,961	344,799

Operating expenses:
General and administrative expenses	5,314,002	3,770,129	1,543,873
Impairment loss of intangible assets	1,111,600	-	1,111,600
Total operating expenses	6,425,602	3,770,129	2,655,473
Loss from operations	(2,709,842)	(399,168)	(2,310,674)

Other expenses (income)
Interest expense	2,555,069	2,038,124	516,945
Change in value of derivative liabilities	(2,298,609)	4,078,485	(6,377,094)
Gain on extinguishment of debt	(91,641)	-	(91,641)
Gain on acquisition contingency	(500,000)	-	(500,000)
Other (income)	(62,135)	(128,763)	66,628
Total other expenses (income)	(397,316)	5,987,846	(6,385,162)

Loss before income tax	(2,312,526)	(6,387,014)	4,074,488

Income tax expense	-	-	-

Loss from continuing operations	(2,312,526)	(6,387,014)	4,074,488

Discontinue operations	-	2,419,849	(2,419,849)

Net loss	$(2,312,526)	$(3,967,165)	$1,654,639

Revenue

Our revenues for the six months ended June 30, 2020, increased by $4,276,628 as compared to the six months ended June 30, 2019.  In 2020, the increase in revenue related to $3,903,268 for Deluxe (acquired in November 2019); $2,034,722 for Excel (acquired in February 2020); and $30,055 for Morris (acquired in January 2019), offset by a decrease of $1,173,039 for APF; $420,049 for QCA and $98,329 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the acquisitions of Morris, Deluxe and Excel.  We expect our revenue to continue to grow over the remainder of 2020.

Cost of revenue

Our cost of revenue for the six months ended June 30, 2020, increased by $3,931,829 as compared to the six months ended June 30, 2019.  In 2019, the increase in our cost of revenue related to $3,494,051 for Deluxe; $1,214,802 for Excel; and a decrease of $105,451 for Morris; offset by a decrease of $457,847 for APF; $182,829 for QCA and $30,885 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the six months ended June 30, 2020, increased by $2,655,473 as compared to the six months ended June 30, 2019.  The increase is a result of the impairment loss of $1,111,600 related to the customer list and goodwill for APF and also due to the cost of operating the additional operations with the acquisitions of Deluxe and Excel offset by a reduction in expenses due to cross sharing of resources between corporate and our subsidiaries.

Other expenses

Other expenses for the six months ended June 30, 2020, decreased by $6,385,162 as compared to the same period in 2019.  This decrease was primarily due to the change in derivative liability and the change in fair value of contingent consideration.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

As of June 30, 2019, VWES’ bankruptcy was completed, and the Company removed all the assets and liabilities of VWES, resulting in a gain on the disposition of discontinued operations of $2,515,028.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments.

In April and May 2020 we received seven loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107.  The loans have terms of 24 months and accrue interest at 1% per annum.  We expect some or all of these loans to be forgiven as provided by in the CARES Act.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Dated: August 13, 2020

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)