Form 10-Q
period 2020-09-30
Alpine 4 Technologies Ltd.
filed 2020-11-16
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 16, 2020, the issuer had 115,577,860 shares of its Class A common stock issued and outstanding, 9,023,088 shares of its Class B common stock issued and outstanding and 11,572,267 shares of its Class C common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$162,835	$302,486
Accounts receivable	8,132,739	8,731,565
Contract assets	508,746	667,724
Inventory, net	2,429,323	2,401,242
Prepaid expenses and other current assets	34,271	269,289
Total current assets	11,267,914	12,372,306

Property and equipment, net	19,678,862	17,157,845
Intangible asset, net	2,586,818	2,774,618
Right of use assets, net	653,408	660,032
Goodwill	2,077,353	2,517,453
Other non-current assets	326,744	319,344

TOTAL ASSETS	$36,591,099	$35,801,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,827,023	$5,148,805
Accrued expenses	2,196,556	2,676,651
Contract liabilities	98,492	170,040
Derivative liabilities	-	2,298,609
Deposits	-	12,509
Notes payable, current portion	7,493,848	8,724,171
Notes payable, related parties, current portion	303,183	341,820
Convertible notes payable, current portion, net of discount of $339,299 and $846,833	565,813	1,110,118
Financing lease obligation, current portion	621,066	377,330
Operating lease obligation, current portion	319,703	266,623
Contingent consideration	-	500,000
Total current liabilities	16,425,684	21,626,676

Notes payable, net of current portion	15,113,771	9,850,184
Convertible notes payable, net of current portion	1,666,954	1,673,688
Financing lease obligations, net of current portion	15,854,171	13,696,011
Operating lease obligations, net of current portion	354,889	403,931
Contingent consideration	228,000	-
Deferred tax liability	521,250	521,250

TOTAL LIABILITIES	50,164,719	47,771,740

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 0 shares issued
and outstanding at September 30, 2020 and December 31, 2019	5	-
Series C preferred stock: $3.50 stated value; 2,028,572 authorized, 0 issued and outstanding as of September 30, 2020.
Class A Common stock, $0.0001 par value, 125,000,000 shares authorized, 113,577,860 and 100,070,161
shares issued and outstanding at September 30, 2020 and December 31, 2019	11,357	10,007
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 9,023,088 and 5,000,000
shares issued and outstanding at September 30, 2020 and December 31, 2019	902	500
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 11,572,267 and 9,955,200
shares issued and outstanding at September 30, 2020 and December 31, 2019	1,158	996
Additional paid-in capital	21,870,874	19,763,883
Accumulated deficit	(35,457,916)	(31,745,528)
Total stockholders' deficit	(13,573,620)	(11,970,142)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,591,099	$35,801,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$8,729,633	$7,088,182	$26,608,093	$20,690,014
Cost of revenue	7,390,406	5,311,323	21,553,106	15,542,194
Gross Profit	1,339,227	1,776,859	5,054,987	5,147,820

Operating expenses:
General and administrative expenses	1,911,278	1,739,867	7,225,280	5,509,996
Impairment loss of intangible asset and goodwill	-	-	1,111,600	-
Total operating expenses	1,911,278	1,739,867	8,336,880	5,509,996
Loss from operations	(572,051)	36,992	(3,281,893)	(362,176)

Other income (expenses)
Interest expense	(1,139,462)	(698,844)	(3,694,531)	(2,736,968)
Change in value of derivative liability	-	3,389,116	2,298,609	(689,369)
Gain (loss) on extinguishment of debt	253,063	-	344,704	-
Change in fair value of contingent consideration	-	-	500,000	-
Bargain purchase gain	64,371	-	64,371	-
Other income	(5,783)	77,918	56,352	206,681
Total other income (expenses)	(827,811)	2,768,190	(430,495)	(3,219,656)

Income (loss) before income tax	(1,399,862)	2,805,182	(3,712,388)	(3,581,832)

Income tax (benefit)	-	-	-	-

Income (loss) from continuing operations	(1,399,862)	2,805,182	(3,712,388)	(3,581,832)

Discontinued operations:
Loss from operations of discontinued operations	-	-	-	(95,179)
Gain on disposition of discontinued operations	-	-	-	2,515,028
Total discontinued operations	-	-	-	2,419,849

Net income (loss)	$(1,399,862)	$2,805,182	$(3,712,388)	$(1,161,983)

Weighted average shares outstanding :
Basic	131,934,084	101,810,802	130,111,673	62,450,846
Diluted	131,934,084	237,269,687	138,238,550	62,450,846

Basic Income (loss) per share
Continuing operations	$(0.01)	$0.03	$(0.03)	$(0.06)
Discontinued operations	-	$-	-	$0.04
	$(0.01)	0.03	$(0.03)	(0.02)

Diluted income (loss) per share
Continuing operations	$(0.01)	$(0.00)	$(0.04)	$(0.06)
Discontinued operations	-	$-	-	$0.04
	$(0.01)	(0.00)	$(0.04)	(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
									Additional		Total
	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)

Issuance of shares of common stock for cash	-	-	3,941,753	394	-	-	-	-	249,606	-	250,000
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	4,648,879	464	-	-	-	-	696,868	-	697,332
Issuance of shares of common stock for debt settlement	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for compensation	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of series B preferred stock	5	5	-	-	-	-	-	-	-	-	5
Share-based compensation expense	-	-	-	-	-	-	-	-	19,556	-	19,556
Net income	-	-	-	-	-	-	-	-	-	250,388	250,388

Balance, March 31, 2020	5	5	110,577,860	11,057	9,023,088	902	11,572,267	1,158	21,707,848	(31,495,140)	(9,774,170)

Share-based compensation expense	-	-	-	-	-	-	-	-	19,556	-	19,556
Net loss	-	-	-	-	-	-	-	-	-	(2,562,914)	(2,562,914)

Balance, June 30, 2020	5	5	110,577,860	11,057	9,023,088	902	11,572,267	1,158	21,727,404	(34,058,054)	(12,317,528)

Issuance of shares of common stock for cash	-	-	3,000,000	300	-	-	-	-	123,700	-	124,000
Share-based compensation expense	-	-	-	-	-	-	-	-	19,770	-	19,770
Net loss	-	-	-	-	-	-	-	-	-	(1,399,862)	(1,399,862)

Balance, September 30, 2020	5	$5	113,577,860	$11,357	9,023,088	$902	11,572,267	$1,158	$21,870,874	$(35,457,916)	$(13,573,620)

Balance, December 31, 2018	-	$-	26,567,410	$2,657	5,000,000	$500	-	$-	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	1,670,000	167	-	-	-	-	26,421	-	26,588
Derivative liability resolution	-	-	-	-	-	-	-	-	10,993	-	10,993
Share-based compensation expense	-	-	-	-	-	-	-	-	19,341	-	19,341
Net income	-	-	-	-	-	-	-	-	-	989,511	989,511

Balance, March 31, 2019	-	-	28,237,410	2,824	5,000,000	500	-	-	17,075,264	(27,530,583)	(10,451,995)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	33,975,924	3,398	-	-	-	-	232,551	-	235,949
Derivative liability resolution	-	-	-	-	-	-	-	-	332,703	-	332,703
Share-based compensation expense	-	-	-	-	-	-	-	-	19,556	-	19,556
Net loss	-	-	-	-	-	-	-	-	-	(4,956,676)	(4,956,676)

Balance, June 30, 2019	-	-	62,213,334	6,222	5,000,000	500	-	-	17,660,074	(32,487,259)	(14,820,463)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	32,956,827	3,295	-	-	-	-	258,004	-	261,299
Issuance of shares of common stock for dividend	-	-	-	-	-	-	7,097,594	710	91,559	(92,269)	-
Conversion of Class B common stock to Class A common stock	-	-	200,000	20	(200,000)	(20)	-	-	-	-	-
Issuance of shares of common stock for services	-	-	-	-	200,000	20	2,772,606	277	38,347	-	38,644
Derivative liability resolution	-	-	-	-	-	-	-	-	490,047	-	490,047
Share-based compensation expense	-	-	-	-	-	-	-	-	19,770	-	19,770
Net income	-	-	-	-	-	-	-	-	-	2,805,182	2,805,182

Balance, September 30, 2019	-	$-	95,370,161	$9,537	5,000,000	$500	9,870,200	$987	$18,557,801	$(29,774,346)	$(11,205,521)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 TECHNOLOGIES, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019

OPERATING ACTIVITIES:
Net loss	$(3,712,388)	$(1,161,983)
Adjustments to reconcile net lossto
net cash used in operating activities:
Depreciation	1,356,304	710,133
Amortization	226,300	135,487
Gain on extinguishment of debt	(344,704)	-
Change in fair value of derivative liabilities	(2,298,609)	689,369
Stock issued for services	-	38,644
Change in fair value of contingent consideration	(500,000)	-
Stock issued for penalty interest	44,700	-
Employee stock compensation	58,887	58,667
Amortization of debt discounts	507,534	932,111
Gain on disposal of discontinued operations	-	(2,515,028)
Issuance of convertible debentures for interest	-	128,777
Operating lease expense	200,165	170,409
Bargain purchase gain	(64,371)	-
Impairment loss of intangible asset and goodwill	1,111,600	-
Write off of inventory	127,919
Change in current assets and liabilities:
Accounts receivable	2,542,306	(508,081)
Inventory	(146,925)	(478,249)
Contract assets	158,978	-
Prepaid expenses and other assets	141,147	(56,449)
Accounts payable	(661,933)	346,378
Accrued expenses	159,828	1,596,304
Contract liabilities	(71,548)	-
Operating lease liability	(189,503)	(162,405)
Deposits	(12,509)	-
Deferred revenue	-	(25,287)
Net cash provided by (used in) operating activities	(1,366,822)	(101,203)

INVESTING ACTIVITIES:
Capital expenditures	(75,670)	(48,878)
Cash paid for acquisitions, net of cash acquired	(2,513,355)	(1,967,606)
Net cash used in investing activities	(2,589,025)	(2,016,484)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	374,000	-
Proceeds from issuances of notes payable, related parties	47,000	282,320
Proceeds from issuances of notes payable, non-related party	4,644,817	500,000
Proceeds from issuances of convertible notes payable	-	103,000
Proceeds from financing lease	2,000,000	3,267,000
Repayments of notes payable, related parties	(217,822)	(72,500)
Repayments of notes payable, non-related party	(1,745,647)	(1,579,013)
Repayments of convertible notes payable	(270,294)	(787,700)
Proceeds from (repayment of) line of credit, net	(660,764)	582,046
Cash paid on financing lease obligations	(355,094)	(133,652)
Net cash provided by financing activities	3,816,196	2,161,501

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(139,651)	43,814

CASH AND RESTRICTED CASH, BEGINNING BALANCE	302,486	414,516

CASH AND RESTRICTED CASH, ENDING BALANCE	$162,835	$458,330

CASH PAID FOR:
Interest	$2,857,895	$1,768,533
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Penalty interest added to debt	$15,000	$-
Common stock issued for convertible note discount and accrued interest	$697,332	$523,836
Common stock issued for debt settlement	$330,528	$-
Issuance of note payable for acquisition	$2,300,000	$3,450,000
Debt discount due to derivative liabilities	$-	$103,000
Release of derivative liability	$-	$833,743
ROU asset and operating lease obligation recognized underTopic 842	$193,541	$891,413
Goodwill adjustment to intangible asset for APF acquisition	$-	$790,000
Class C common stock issued for dividend	$-	$92,269
Common stock issued to settle unpaid salaries	$603,463	$-
Equipment purchased on financing lease	$756,990	$-
Other asset reclassified to fixed asset	$86,471	$-
Interest added to note payable - related party	$134,185	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Technologies Ltd.

Notes to Unaudited Consolidated Financial Statements

For the Nine months Ended September 30, 2020

(Unaudited)

Note 1 – Organization and Basis of Presentation

The unaudited financial statements were prepared by Alpine 4 Technologies Ltd. (‘we”, “our”, the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on June 1, 2020. The results for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2020, and December 31, 2019.  Significant intercompany balances and transactions have been eliminated.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of September 30, 2020, and December 31, 2019, the Company had no cash equivalents.

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,	September 30,
	2020	2019
Cash	$162,835	$251,019
Restricted cash included in other non-current assets	-	207,311
Total cash and restricted cash shown in the consolidated statements of cash flows	$162,835	$458,330

Major Customers

The Company had one customer that made up 7% of accounts receivable as of September 30, 2020.  The Company had one customer that made up 7% of accounts receivable as of December 31, 2019.

For the nine months ended September 30, 2020, the Company had one customer that made up 10% of total revenues.  For the nine months ended September 30, 2019, the Company had two customers that made up 14% and 11%, respectively, of total revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of September 30, 2020, and December 31, 2019, allowance for bad debt was $0 and $0, respectively.

Inventory

Inventory for all subsidiaries, except Deluxe, is valued at weighted average and first-in; first-out basis for Deluxe. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work-in-process and finished goods.  Inventory, net at September 30, 2020 and December 31, 2019 consists of:

	September 30,	December 31,
	2020	2019
Raw materials	$1,625,530	$1,791,733
Work in process	88,224	576,196
Finished goods	715,569	59,972
	2,429,323	2,427,901
Reserve	-	(26,659)
Inventory, net	$2,429,323	$2,401,242

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

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Automobiles and trucks	$918,602	$563,614
Machinery and equipment	5,328,093	3,792,964
Office furniture and fixtures	119,546	119,526
Building	16,167,000	14,167,000
Leasehold improvements	-	12,816
Total Property and equipment	22,533,241	18,655,920
Less: Accumulated depreciation	(2,854,379)	(1,498,075)
Property and equipment, net	$19,678,862	$17,157,845

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

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between three and fifteen years as follows:

Customer lists	3 to 15 years
Non-compete agreements	15 years
Software development	5 years

Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Software	$278,474	$278,474
Noncompete	100,000	100,000
Customer lists	2,781,187	2,861,187
Total Intangible assets	3,159,661	3,239,661
Less: Accumulated amortization	(572,843)	(465,043)
Intangibles, net	$2,586,818	$2,774,618

During the nine months ended September 30, 2020, the Company determined that due to the loss of a significant customer, the customer list for APF was impaired and took a charge to earnings of $671,500.

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Twelve Months Ending September 30,
2021	$490,960
2022	490,960
2023	449,473
2024	154,028
2025	154,028
Thereafter	847,369
Total	$2,586,818

Other long-term assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Deposits	$293,327	$285,927
Other	33,417	33,417
	$326,744	$319,344

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Accounting for the Impairment of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the nine months ended September 30, 2020, the Company determined that the customer list for APF was impaired and took a charge to earnings of $671,500.  During all other periods presented, there have been no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of September 30, 2020, and December 31, 2019, the reporting units with goodwill were QCAand Morris.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the nine months ended September 30, 2020, the Company determined that the goodwill for APF was impaired and took a charge to earnings of $440,100.

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

Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

·executed contracts with the Company’s customers that it believes are legally enforceable;

·identification of performance obligations in the respective contract;

·determination of the transaction price for each performance obligation in the respective contract;

·allocation the transaction price to each performance obligation; and

·recognition of revenue only when the Company satisfies each performance obligation.

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

Morris Sheet Metal and Deluxe Sheet Metal

For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.  For certain of our revenue streams, that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.  Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-

up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

Contract Retentions

As of September 30, 2020, and December 31, 2019, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debt and options.  The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(1,399,862)	131,934,084	$(0.01)	$2,805,182	101,810,802	$0.03
Effect of Dilutive Securities
Convertible debt	-	-	-	(3,468,509)	135,458,885	-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(1,399,862)	131,934,084	$(0.01)	$(663,327)	237,269,687	$(0.00)

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(3,712,388)	130,111,673	$(0.03)	$(1,161,983)	62,450,846	$(0.02)
Effect of Dilutive Securities
Convertible debt	(1,557,294)	8,126,877	-	-	-	-
Dilute EPS
Income (loss) available to stockholders plus
assumed conversions	$(5,269,682)	138,238,550	$(0.04)	$(1,161,983)	62,450,846	$(0.02)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard represents significant changes to accounting for credit losses.  Full lifetime expected credit losses will be recognized upon initial recognition of an asset in scope.  The current incurred loss impairment model that recognizes losses when a probable threshold is met will be replaced with the expected credit loss impairment method without recognition threshold.  The expected credit losses estimate will be based upon historical information, current conditions, and reasonable and supportable forecasts.  This ASU as amended by ASU 2019-10, is effective for fiscal years beginning after December 15, 2023.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

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

In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA, Morris, Deluxe and Excel have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, Morris, Deluxe and Excel should increase income and cash flow to the Company.  Third, the Company plans to issue additional shares of common stock for cash and services during the next 12 months and has engaged professional service firms to provide advisory services in connection with that capital raise.

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

As of September 30, 2020, the future minimum financing and operating lease payments were as follows:

	Finance	Operating
Twelve Months Ending September 30,	Leases	Leases
2021	$1,930,643	$400,063
2022	1,958,000	175,319
2023	1,986,373	104,648
2024	1,972,499	106,680
2025	1,896,908	53,848
Thereafter	18,025,250	0
Total payments	27,769,673	840,558
Less: imputed interest	(11,294,436)	(165,966)
Total obligation	16,475,237	674,592
Less: current portion	(621,066)	(319,703)
Non-current capital leases obligations	$15,854,171	$354,889

Finance Leases

On April 5, 2018, the Company acquired APF.  In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from APF was sold for $1,900,000, and leased back to the company for a period of 15 years at a monthly rate of $15,833, subject to an annual increase of 2% throughout the term of the lease.  The Company had no gain or loss resulting from the sale of the property, and the resulting lease qualifies as a capital lease.  As a result, the Company has capitalized the cost of the building and the resulting capital lease obligation liability of $1,900,000.  The payments related to this lease are reflected in the table above. On October 1, 2020 an amendment and consent to assignment was executed between the landlord and Excel and QCA.

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

During the nine months ended September 30, 2020, the Company entered into three finance leases for equipment totaling $756,990. Each has a 60 month term with an interest rate ranging from 6.7% to 9%.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019:

		September 30	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$653,408	$660,032
Total lease assets		$653,408	$660,032

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$319,703	$266,623
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	354,889	403,931
Total lease liability		$674,592	$670,554

 During the nine months ended September 30, 2020, the Company amended its lease for its office space in Phoenix, Arizona through March 2025. As a result of this amendment, the Company remeasured the right of use asset and liability and recorded an additional $193,541 in right of use asset on the date of the modification.

The lease expense for the nine months ended September 30, 2020 was $280,613.  The cash paid under operating leases during the nine months ended September 30, 2020 was $245,354  At September 30, 2020, the weighted average remaining lease terms were 3.10 years and the weighted average discount rate was 15%.

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

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3 year anniversary.  The Company is not current on its payments on the note.  The balance as of September 30, 2020 is $2,857,500.

On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 (“Secured APF Notes”) as part of the consideration for the purchase of APF.  The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding.  During the nine months ended September 30, 2020, the Company amended both of the notes.  The noteholders forgave all $450,000 of the $450,000 convertible notes (See Note 7) in exchange for an increase in their notes payable of $67,617. The principal amount of their notes payable was amended to $1,689,000 at 0% interest with weekly payments of $4,086 and the balance to be paid on May 27, 2022.  The Company recognized a gain on settlement of debt of $382,384 related to these transactions. The Company made payments on the note after the settlement of $62,019.  The balance of these notes at September 30, 2020 was $1,626,981.

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

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bears interest at 8.75% and is due in January 2020. In January 2020, the Company entered into a debt conversion agreement with the seller which fully settled the second note. (See Note 8)

In connection with the Excel acquisition in February 2020, the Company issued a subordinated secured promissory note to the seller.  The note for $2,300,000 bears interest at 4.25% per annum, requires monthly interest only payments for 48 months and is due February 2024. The ending balance for this loan as of September 30, 2020 was $2,212,362.

In November 2019, in connection with the termination of the lease for the San Diego building, the Company issued the landlord a note payable.  The note is for $2,740,000, bears interest at 7% with monthly payments starting at $15,984 and is due in November 2034.

In October and November 2019 the Company entered into two merchant agreements which are secured by rights to customer receipts until the loans have been repaid in full and subject to interest rates ranging from 13% to 20%.  Under the terms of these agreements, the Company will receive the disclosed purchase price of $600,000 and $300,000, respectively and agreed to repay the disclosed purchased amount of $839,400 and $420,000, respectively.  The merchant lenders collect the purchase amounts at the disclosed weekly payment rates of $29,978 and $11,667 over a period of 28 weeks and 36 weeks, respectively.   These loans were personally guaranteed by the CEO and COO. Both merchant agreements were paid in full during the nine months ended September 30, 2020.

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

The outstanding balances for the loans were as follows:

	September 30,	December 31,
	2020	2019
Lines of credit, current portion	$3,155,341	$3,816,103
Equipment loans, current portion	333,405	368,011
Term notes, current portion	4,005,102	3,849,273
Merchant loans	-	690,784
Total current	7,493,848	8,724,171
PPP loans	3,896,107	-
Long-term portion of equipment loans and term notes	11,217,664	9,850,184
Total notes payable	$22,607,619	$18,574,355

Future scheduled maturities of outstanding notes payable are as follows:

Twelve Months Ending September 30,
2021	$7,493,848
2022	8,054,830
2023	1,856,918
2024	2,627,594
2025	322,174
Thereafter	2,252,255
Total	$22,607,619

Note 6 – Notes Payable, Related Parties

At September 30, 2020 and December 31, 2019, notes payable due to related parties consisted of the following:

	September 30,	December 31,
	2020	2019
Notes payable; non-interest bearing; due upon demand; unsecured	$3,000	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	-	7,500
Series of notes payable, bearing interest at rates from 0% to 20% per annum, with maturity dates from April 2018 to May 2021 unsecured	300,183	329,820
Total notes payable - related parties	$303,183	$341,820

The above notes which are in default as of September 30, 2020 were due on demand by the lenders as of the date of this Report.

Note 7 – Convertible Notes Payable

At September 30, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	September 30,	December 31,
	2020	2019
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000

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

	1,352,066	1,324,588
Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	-	10,000

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF.  The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.  During the nine months ended September 30, 2020, $450,000 of convertible notes were forgiven. A gain on settlement of $382,384 was recognized during the nine months ended September 30, 2020.(See Note 5 and (B) below)

	-	450,000

On April 9, 2018, the Company entered into a variable convertible note for $124,199 with net proceeds of $115,000.  The note is due January 9, 2019 and bears interest at 12% per annum.  After 180 days, the note is convertible into shares of the Company's Class A common stock at a discount of 35% to the average of the three lowest trading closing prices of the stock for ten days prior to conversion.  In connection with this variable convertible note, the Company issued 76,670 shares of its Class A common stock, along with warrants to purchase 153,340 shares of Class A common stock at an exercise price of $1 per share which are immediately vested and have a 3 year contractual life.  The value of the common stock and warrants have been recorded as a discount.

	-	500
On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of September 30, 2020.	-	187,681
On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14, 2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of September 30, 2020.	-	115,000

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company’s Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increased the interest to 15% and affect a floor in the conversion price of $0.15 per share.	105,000	195,000
On November 6, 2019, the Company issued a convertible note for $600,000 with net proceeds of $570,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	505,000	600,000
On November 6, 2019, the Company issued a convertible note for $350,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	350,000	350,000
On November 14, 2019, the Company issued a convertible note for $137,870. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. The note was fully converted as of September 30, 2020.	-	137,870
On November 14, 2019, the Company issued convertible note for $35,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	35,000	35,000
On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share.	200,000	200,000
Total convertible notes payable	2,572,066	3,630,639
Less: discount on convertible notes payable	(339,299)	(846,833)
Total convertible notes payable, net of discount	2,232,767	2,783,806
Less: current portion of convertible notes payable	(565,813)	(1,110,118)
Long-term portion of convertible notes payable	$1,666,954	$1,673,688

(A) In May and June 2020 the Company amended the following seller notes:   The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020 was amended to extend the maturity date to May 4, 2027 at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at September 30, 2020 was $771,054.  The convertible note with Dwight Hargreaves with a $551,001 balance as of June 5, 2020 was amended to extend the maturity date to June 5, 2026 at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at September 30, 2020 was $581,013.  A loss on extinguishment of debt of $192,272 was recognized on these transactions.

(B)The convertible note with Andy Galbach with an outstanding balance of $450,000 was settled by forgiving $301,500 of the convertible note in exchange for an amendment of another note (one of the Secured APF Notes) which was amended to increase the principal amount by $172,179.  The amended note had an amount of $1,239,000 and accrues interest at 0% with weekly payments of $2,644 and the balance to be paid on May 27, 2022.  A gain on settlement of $129,321 on the Andy Galbach promissory note and convertible note was recognized during the nine months ended September 30, 2020. The convertible note with Carl Davis with an outstanding balance of $148,500 was settled by forgiving the entire $148,500 of the convertible note in exchange for an amendment of another note (one of the Secured APF Notes) which was amended to decrease the principal amount by $104,562.  The amended note had an amount of $450,000 and accrues interest at 0% with weekly payments of $1,442 and the balance to be paid on May 27, 2022.  A gain on settlement of $253,063 Carl Davis promissory note and convertible note was recognized during the nine months ended September 30, 2020.

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the nine months ended September 30, 2020 and 2019 amounted to $507,534 and $932,111, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $339,299 as of September 30, 2020, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2019	$2,783,806
Repayment of notes	(270,294)
Conversion of notes payable to common stock	(545,551)
Penalty interest added to convertible note	15,000
Convertible note issued for interest	192,272
Settlement of convertible notes	(450,000)
Amortization of debt discounts	507,534
Balance outstanding, September 30, 2020	$2,232,767

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

As of September 30, 2020 and December 31, 2019, 5 and 0 shares of preferred stock were outstanding.

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

The Company had the following transactions in its common stock during the nine months ended September 30, 2020:

•Issued 6,941,753 Class A common stock for cash for total proceeds of $374,000;

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

The following summarizes the stock option activity for the nine months ended September 30, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2019	1,790,000	$0.19	8.10	$176,445
Granted	-
Forfeited	-
Exercised	-
Outstanding at September 30, 2020	1,790,000	$0.19	7.34	$-

Vested and expected to vest
at September 30, 2020	1,790,000	$0.19	7.34	$-

Exercisable at September 30, 2020	1,175,094	$0.23	7.20	$-

The following table summarizes information about options outstanding and exercisable as of September 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	7.63	$0.05	516,313	$0.05
0.10	85,000	7.53	0.10	47,813	0.10
0.13	388,500	6.84	0.13	315,656	0.13
0.26	114,000	6.59	0.26	99,750	0.26
0.90	223,500	6.52	0.90	195,563	0.90
	1,790,000			1,175,095

During the nine months ended September 30, 2020 and 2019, stock option expense amounted to $58,887 and $58,667, respectively.  Unrecognized stock option expense as of September 30, 2020 amounted to $62,493 which will be recognized over a period extending through December 2022.

Warrants

As of September 30, 2020, the Company had 275,000 warrants outstanding with a weighted average exercise price of $1.01 and a weighted average remaining life of 0.48 years.

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
$3,496,343

The Company recognized a bargain purchase gain of $2,143,779 on the acquisition of Deluxe due to the seller being motivated to sell in order to focus his time and effort on another business venture.

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

Purchase Allocation
Cash	$174,283
Accounts receivable	1,943,480
Inventory	9,075
Property and equipment	2,958,190
Customer list	710,000
Accounts payable	(340,151)
Accrued expenses and other current liabilities	(262,506)
Bargain purchase gain	(64,371)
$5,128,000

The Company recognized a bargain purchase gain of $64,371 on the acquisition of Excel due to the seller being motivated to sell in order to focus his time and effort on another business venture.

The purchase price was paid as follows:

Cash	$2,600,000
Contingent consideration	228,000
Seller notes	2,300,000
$5,128,000

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

The following are the unaudited pro forma results of operations for the nine months ended September 30, 2020 and 2019, as if Morris, Deluxe and Excel had been acquired on January 1, 2019.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Nine Months Ended September 30,
	2020	2019
Sales	$27,593,838	$33,294,604
Cost of goods sold	22,149,408	28,151,286
Gross profit	5,444,430	5,143,318
Operating expenses	8,533,382	8,000,916
Loss from operations	(3,088,952)	(2,857,598)
Net loss from continuing operations	(3,519,447)	(6,198,953)
Loss per share	(0.03)	(0.10)

Note 10 – Industry Segments

This summary presents the Company's segments, QCA, APF, Morris, Deluxe and Excel for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue
QCA	$2,810,987	$2,252,997	$7,194,615	$7,056,674
APF	429,928	966,735	2,215,344	3,925,190
Morris	2,753,055	3,820,472	8,524,481	9,561,843
Deluxe	1,938,446	-	5,841,714	-
Excel	797,217	-	2,831,939	-
Unallocated and eliminations	-	47,978	-	146,307
	$8,729,633	$7,088,182	$26,608,093	$20,690,014

Gross profit
QCA	$975,354	$711,053	$2,110,820	$2,083,729
APF	19,908	294,722	190,613	1,180,619
Morris	579,126	702,675	1,759,578	1,747,619
Deluxe	(217,264)	-	191,953	-
Excel	(17,897)	-	802,023	-
Unallocated and eliminations	-	68,409	-	135,853
	$1,339,227	$1,776,859	$5,054,987	$5,147,820

Income (loss) from operations
QCA	$507,984	$111,832	$547,017	$179,707
APF	(115,955)	110,454	(1,433,884)	561,990
Morris	322,385	423,083	705,449	507,162
Deluxe	(489,243)	-	(795,492)	-
Excel	(363,038)	-	(105,427)	-
Unallocated and eliminations	(434,184)	(608,377)	(2,199,556)	(1,611,035)
	$(572,051)	$36,992	$(3,281,893)	$(362,176)

Depreciation and amortization
QCA	$81,310	$84,398	$213,534	$253,192
APF	71,961	82,514	242,180	286,119
Morris	118,385	95,342	335,819	281,310
Deluxe	176,249	-	581,412	-
Excel	94,635	-	182,603	-

Unallocated and eliminations	10,520	8,333	27,056	24,999
	$553,060	$270,587	$1,582,604	$845,620

Interest Expenses
QCA	$174,541	$180,014	$421,683	$538,252
APF	58,742	94,562	193,753	263,071
Morris	234,735	150,138	819,807	302,724
Deluxe	209,835	-	604,122	-
Excel	122,636	-	299,665	-
Unallocated and eliminations	338,973	274,130	1,355,501	1,632,921
	$1,139,462	$698,844	$3,694,531	$2,736,968

Net income (loss)
QCA	$322,002	$9,736	$156,453	$(156,877)
APF	78,366	15,892	(1,301,980)	298,919
Morris	93,308	272,945	401,705	209,063
Deluxe	(699,078)	-	(1,301,677)	-
Excel	(421,303)	-	(340,721)	-
Unallocated and eliminations	(773,157)	2,506,609	(1,326,168)	(3,932,937)
	$(1,399,862)	$2,805,182	$(3,712,388)	$(3,581,832)

			As of	As of
			September 30,	December 31,
			2020	2019
Total Assets
QCA			$7,839,369	$6,359,711
APF			3,040,728	5,344,175
Morris			7,701,550	8,771,165
Deluxe			12,599,230	14,810,307
Excel			4,811,609	-
Unallocated and eliminations			598,613	516,240
			$36,591,099	$35,801,598

Goodwill
QCA			$1,963,761	$1,963,761
APF			-	440,100
Morris			113,592	113,592
Deluxe			-	-
Excel			-	-
Unallocated and eliminations			-	-
			$2,077,353	$2,517,453

Accounts receivable, net
QCA			$1,780,945	$1,234,898
APF			270,263	831,477
Morris			2,737,766	3,488,340
Deluxe			2,102,980	3,156,492
Excel			1,240,785	-
Unallocated and eliminations			-	20,358
			$8,132,739	$8,731,565

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

The following table provides a summary of the fair value of the derivative liabilities as of September 30, 2020 and December 31, 2019.  There were no derivative liabilities at September 30, 2020 as the convertible notes with variable conversion prices were repaid during the nine months ended September 30, 2020.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2020
Description	September 30, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$-	$-	$-	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,298,609	$-	$-	$2,298,609

The below table presents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2020:

Derivative liability balance, December 31, 2019	$2,298,609
Change in derivative liability during the period	(2,298,609)
Derivative liability balance, September 30, 2020	$-

Note 12 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the nine months ended September 30, 2020 and 2019 as discontinued operations and are summarized below:

	Nine Months Ended September 30,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses	-	95,179
Loss from operations	-	(95,179)
Other income (expenses)	-	-
Net loss	$-	$(95,179)

As of September 30, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

Note 13 – Subsequent Events

On November 12 2020 by Certificate of Incorporation of the Company, the Board of Directors of the Company has adopted the following unanimous consent resolutions establishing a new series of Preferred Stock of the Company, consisting of 2,028,572 shares designated and authorized “Series C Convertible Preferred Stock” for the purpose of a future acquisition.

The Series C Convertible Preferred Stock have a par value of $0.0001 per share and a stated value of $3.50 per share, do not accrue dividends, will automatically convert to the Class A common stock on the earlier to occur of (a) the fifth day after the twenty-four month anniversary of the original issue date or (b) the fifth day after the date on which the Company’s Class A common stock first trades on a national securities exchange (including but not limited to NASDAQ, NYSE, or NYSE American but excluding OTCQX Market) and will vote together with the Class A common stock on a one-vote-for-one preferred share basis.

Subsequent to September 30, 2020, the Company sold 2,000,000 shares of Class A common stock for cash proceeds of $76,000.

On October 29, 2020, QCA’s finance lease with Hitachi Capital America Corp was amended to reflect a 72 month installment term with payments totaling $214,064 over the new term of the lease.

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

When you blend these categories into a longer-term view of the business landscape, you can then begin to see the value-driving force that makes this a truly purposeful and powerful business model.  As stated earlier, our greatest competitive advantage is our highly diversified business structure combined with a collaborative business culture, that helps drive out competition in our markets by bringing; resources, planning, technology and capacity that our competitors simply do not have.  DSF reshapes the environment each subsidiary operates in by sharing and exploiting the resources each company has, thus giving them a competitive advantage that their peers do not have.

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $35,457,916 as of September 30, 2020 a large amount was from non-cash issuance of stock to executives in 2015-2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

The management of Alpine 4 understands the basis for including a going concern in this filing.  However, management points out that over the past 6 years, Alpine 4 has consistently been able to operate under the current working capital environment and the going concern is nothing new or a recent event.  It is also not something that is unique to Alpine 4 and various other companies carry a Going Concern on their financial statements.  In order to mitigate the risk related with the going concern uncertainty, the Company has a three-fold plan to resolve these risks.  First, the acquisitions of QCA,  Morris, Deluxe and most recently Excel have allowed for an increased level of cash flow to the Company.  Second, the Company is considering other potential acquisition targets that, like QCA, Morris, Deluxe and Excel, should increase income and cash flow to the Company.  Third, the Company is exploring equity alternatives that can supplement ongoing cash needs.

Results of Operations

The following are the results of our operations for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ Change

Revenue	$8,729,633	$7,088,182	$1,641,451
Cost of revenue	7,390,406	5,311,323	2,079,083
Gross Profit	1,339,227	1,776,859	(437,632)

Operating expenses:
General and administrative expenses	1,911,278	1,739,867	171,411
Total operating expenses	1,911,278	1,739,867	171,411
Loss from operations	(572,051)	36,992	(609,043)

Other income (expenses)
Interest expense	(1,139,462)	(698,844)	(440,618)
Change in value of derivative liabilities	-	3,389,116	(3,389,116)
Gain on extinguishment of debt	253,063	-	253,063
Bargain purchase gain	64,371	-	64,371
Other income	(5,783)	77,918	(83,701)
Total other expenses	(827,811)	2,768,190	(3,596,001)

Loss before income tax	(1,399,862)	2,805,182	(4,205,044)

Income tax expense	-	-	-

Net loss	$(1,399,862)	$2,805,182	$(4,205,044)

Revenue

Our revenues for the three months ended September 30, 2020, increased by $1,641,451 as compared to the three months ended September 30, 2019.  In 2020, the increase in revenue related to $1,938,446 for Deluxe (acquired in November 2019); $797,217 for Excel (acquired in February 2020); and $557,990 for QCA; offset by a decrease of $1,067,417 for Morris (acquired in January 2019); $536,807 for APF and $47,978 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the acquisitions of Deluxe and Excel.  We expect our revenue to continue to grow over the remainder of 2020.

Cost of revenue

Our cost of revenue for the three months ended September 30, 2020, increased by $2,079,083 as compared to the three months ended September 30, 2019.  In 2020, the increase in our cost of revenue related to $2,155,710 for Deluxe; $815,114 for Excel; $293,689 for QCA; and $20,431 relating to the 6th Sense Auto and Brake Active services of ALTIA; offset by a decrease of $943,868 for Morris and $261,993 for APF. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the three months ended September 30, 2020, increased by $171,411 as compared to the three months ended September 30, 2019.  The increase is due to the cost of operating the additional operations with the acquisitions of Deluxe and Excel offset by a reduction in expenses due to cross sharing of resources between corporate and our subsidiaries.

Other expenses

Other expenses for the three months ended September 30, 2020, decreased by $3,596,001 as compared to the same period in 2019.  This decrease was primarily due to the change in derivative liability.

The following are the results of our operations for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change

Revenue	$26,608,093	$20,690,014	$5,918,079
Cost of revenue	21,553,106	15,542,194	6,010,912
Gross Profit	5,054,987	5,147,820	(92,833)

Operating expenses:
General and administrative expenses	7,225,280	5,509,996	1,715,284
Impairment loss of intangible asset and goodwill	1,111,600	-	1,111,600
Total operating expenses	8,336,880	5,509,996	2,826,884
Loss from operations	(3,281,893)	(362,176)	(2,919,717)

Other income (expenses)
Interest expense	(3,694,531)	(2,736,968)	(957,563)
Change in value of derivative liabilities	2,298,609	(689,369)	2,987,978
Gain on extinguishment of debt	344,704	-	344,704
Change in fair value of contingent consideration	500,000	-	500,000
Bargain purchase gain	64,371	-	64,371
Other income	56,352	206,681	(150,329)
Total other expenses	(430,495)	(3,219,656)	2,789,161

Loss before income tax	(3,712,388)	(3,581,832)	(130,556)

Income tax expense	-	-	-

Loss from continuing operations	(3,712,388)	(3,581,832)	(130,556)

Discontinued operations	-	2,419,849	(2,419,849)

Net loss	$(3,712,388)	$(1,161,983)	$(2,550,405)

Revenue

Our revenues for the nine months ended September 30, 2020, increased by $5,918,079 as compared to the nine months ended September 30, 2019.  In 2020, the increase in revenue related to $5,841,714 for Deluxe (acquired in November 2019); $2,831,939 for Excel (acquired in February 2020); and $137,941 for QCA; offset by a decrease of $1,709,846 for APF; $1,037,362 for Morris and $146,307 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the acquisitions of Morris, Deluxe and Excel.  We expect our revenue to continue to grow over the remainder of 2020.

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2020, increased by $6,010,912 as compared to the nine months ended September 30, 2019.  In 2020, the increase in our cost of revenue related to $5,649,761 for Deluxe; $2,029,916 for Excel; $110,850 for QCA; offset by a decrease of $1,049,321 for Morris; $719,840 for APF; and $10,454 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the nine months ended September 30, 2020, increased by $2,826,884 as compared to the nine months ended September 30, 2019.  The increase is a result of the impairment loss of $1,111,600 related to the customer list and goodwill for APF and also due to the cost of operating the additional operations with the acquisitions of Deluxe and Excel offset by a reduction in expenses due to cross sharing of resources between corporate and our subsidiaries.

Other expenses

Other expenses for the nine months ended September 30, 2020, decreased by $2,789,161 as compared to the same period in 2019.  This decrease was primarily due to the change in derivative liability and the change in fair value of contingent consideration.

Discontinued operations

In December 2018, we decided to shut down the operations of our VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

As of September 30, 2019, VWES’ bankruptcy was completed, and the Company removed all the assets and liabilities of VWES, resulting in a gain on the disposition of discontinued operations of $2,515,028.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2020

By: /s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Accounting Officer)