Form 10-K
period 2020-12-31
ALPINE 4 HOLDINGS, INC.
filed 2021-04-15
CIK 1606698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to __________

Commission file number:  000-55205

Alpine 4 Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 E Arizona Biltmore Circle Suite 237
Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 480-702-2431

ALPINE 4 TECHNOLOGIES LTD.

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

Yes ◻       No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $6,903,702.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 5, 2021, the issuer had 136,923,432 shares of its Class A common stock issued and outstanding; 9,023,088 shares of its Class B common stock issued and outstanding; and 14,162,267 shares of Class C common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALPINE 4 HOLDINGS, INC.

FISCAL YEAR ENDED DECEMBER 31, 2020

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

-	history of operating losses, our ability develop and implement our business strategies and grow our business:

-	our ability to execute our strategy and business plan regarding growth, acquisitions, and focusing on our strategy of Drivers, Stabilizers, and Facilitators;

-	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic acquisitions, collaborations, and other alternatives if in the best interests of our stockholders;

-	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

-	the potential, if any, for future development of any of our present or future products;

-	our ability to identify and develop additional uses for our products;

-	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Report in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

ITEM 1.   BUSINESS.

Our Business

Company Background and History

Alpine 4 Holdings, Inc (formerly Alpine 4 Technologies, Ltd) (“we”, “our”, “Alpine 4”, the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014.  We are a publicly traded conglomerate that is acquiring businesses that fit into our disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date of this Report, the Company was a holding company that owned nine operating subsidiaries:

-A4 Corporate Services, LLC;

-ALTIA, LLC;

-Quality Circuit Assembly, Inc.;

-Morris Sheet Metal, Corp;

-JTD Spiral, Inc.;

-Excel Construction Services, LLC;

-SPECTRUMebos, Inc.;

-Impossible Aerospace, Inc.; and

-Vayu (US), Inc.

In the first quarter of 2020, we also created three additional subsidiaries to act as silo holding companies, organized by industries.  These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). In the first quarter of 2021, we formed additional silo subsidiaries: A4 Defense Systems, Inc. (“A4 Defense”); and A4 Aerospace Corporation. All of these are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these subsidiaries.

In March 2021, the Company announced the combination of its subsidiaries Deluxe Sheet Metal, Inc. (Deluxe) and Morris Sheet Metal Corporation (Morris) to become one of the largest sheet metal contractors in the Midwest region of the United States. Both companies will be under the Morris Sheet Metal brand. Management anticipates that Deluxe and Morris will be fully integrated by May 2021.  The Company’s management believes that the combination of these businesses will create a more harmonious relationship between the two companies. The combining of resources should empower Morris to strengthen its brand through its strategic banking relationship, eliminate duplicative and competitive interests, and expand its footprint beyond the Indiana home base.

Alpine 4 maintains our corporate office located at 2525 E. Arizona Biltmore Circle, Suite C237, Phoenix, Arizona 85016. ALTIA works out of the headquarters offices.  QCA rents a location at 1709 Junction Court #380 San Jose, California 95112.  Deluxe Sheet Metal’s facilities are located at 6661 Lonewolf Dr, South Bend, Indiana 46628. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Impossible Aerospace’s headquarters are located at 2222 Ronald St, Santa Clara, California 95050. Vayu (US) has its headquarters at 3815 Plaza Drive, Ann Arbor, MI 48108.

Who We Are

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

On November 6, 2019, we completed our acquisition of Deluxe Sheet Metal, Inc., an Indiana corporation (“DSMI”), DSM Holding, LLC, an Indiana limited liability company (“DHL”), and the real estate assets of  Lonewolf Enterprises, LLC, an Indiana limited liability company (“LWE,” and collectively with DSMI and DHL, “DSM”).

On February 21, 2020, the Company, through its holding subsidiary A4 Construction, completed the acquisition of Excel Fabrication, LLC, an Idaho Limited Liability Company (“EFL”).  EFL subsequently changed its name to Excel Construction Services, LLC.

On November 13, 2020, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 1, Inc. a Delaware corporation (“Merger Sub 1”), entered into a merger agreement (the “IA Agreement”) with Impossible Aerospace Corporation, a Delaware corporation (“IAC”), pursuant to which IAC merged with and into Merger Sub 1 (the “IA Merger”).  On November 12, 2020, the Company created Merger Sub 1 and became its sole shareholder. Merger Sub 1 was created solely for the purpose of the IA Merger. The IA Merger closed on December 15, 2020.

On December 29, 2020, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 2, Inc. a Delaware corporation (“Merger Sub 2”), entered into a merger agreement (the “Vayu Agreement”) with Vayu (US), Inc., a Delaware corporation (“VAYU”), pursuant to which VAYU merged with and into Merger Sub 2 (the “Vayu Merger”).  On December 29, 2020, the Company created Merger Sub 2 and became its sole shareholder. Merger Sub 2 was created solely for the purpose of the Vayu Merger. The Vayu Merger closed on February 8, 2021.

As of the date of this Report, the Company was exploring additional acquisition and merger transactions, and additional information will be provided if and when such transactions are closed.

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

•

American Precision Fabricators (“APF”) – Based in Fort Smith, Arkansas, APF is a sheet metal fabricator that provides American made fabricated metal parts, assemblies and sub-assemblies to Original Equipment Manufacturers (“OEM”). The Company supplies several industries with fabricated parts that it creates in-house.  It offers several production capabilities with its state-of-the-art machinery. As of August 31, 2020 APF has ceased operations.

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

•

Deluxe Sheet Metal, Inc (“DLX”) – Based in South Bend, Indiana, DLX is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•

Excel Fabrication, LLC (name subsequently changed to Excel Construction Services) (“EXL”) –Based in Twin Falls, Idaho, EXL is an industrial service with customers in the Food, Beverage, Dairy, Mining, Petrochemical, Mineral, and Ammonia Refrigeration.  Excel’s capabilities include a vast amount of field work including new fabrication, design build, installation, repairs, service, maintenance, turn arounds, down days planned or unplanned with quick and responsive teams for most any items required by the customer needs and demands.

•

Impossible Aerospace (“IA”) builds high performance electric aircraft that save lives. Founded in 2016 by former Tesla engineer Spencer Gore, IA unveiled its US-1 aircraft in 2018, unique for its long endurance and US origin. The company is backed by Bessemer Venture Partners, Eclipse Venture, and Airbus Ventures.  IA is committed to serving the needs of government agencies, first responders, private security providers, and those working to keep our critical infrastructure working at full potential.  The IA team consists of experts in aviation, engineering, advanced imaging and law enforcement and come from some of the most progressive companies in the US including SpaceX, Tesla, NASA, FLIR Systems and Icon Aircraft.

•

Vayu (US), Inc. (“Vayu”), has as its mission to solve the hardest and most critical logistics challenges, anywhere in the world. We aim to set the standard and lead the market in safe, reliable, and affordable vertical take-off and landing (“VTOL”) aircraft.  Vayu focuses on four key areas: medical, logistics, energy, and disaster relief.

-Medical – From blood products for transfusion and time-sensitive anti-venoms, to critical medications, vaccines, and surgical supplies, Vayu’s drones deliver vital supplies --anywhere, anytime. Vayu’s drone not only brings precious cargo to remote areas, but it can also pick up medical products, such as lab samples, and return them to a central laboratory for testing.

-Logistics - Mail. Spare parts. Consumer electronics. Time-sensitive documents. These are just a few examples of the use cases where Vayu’s vehicle can play a critical role. Delivery from hub-to-hub or to the ‘last mile’. Vayu’s vehicle can both decrease costs, due to its fuel efficiency and autonomous capability -- and increase market share.

-Energy – Vayu’s drone can reach open-pit mines and offshore oil platforms. By transporting spare parts, or other commodities, Vayu’s vehicle can save a company from down-time and high costs of on-site stocking, while avoiding more costly forms of transportation.

-Disaster Relief – In times of crisis, when infrastructure is compromised, Vayu’s drones can reach areas otherwise completely inaccessible. Whether it’s after an earthquake, hurricane, or flooding, Vayu’s drones can take off and land anywhere, and reach populations in need.

Recent Developments

COVID-19 Updates and Impacts

Mr. Wilson, the Company’s CEO, provided several updates to the Company’s shareholders, employees, and the public relating to the COVID-19 outbreak and its impact on the Company, the Company’s subsidiaries, and their businesses.

-In the April 2, 2020, update, which was filed with the SEC in a Current Report on April 3, 2020, Mr. Wilson provided unofficial 2019 revenue estimates and 2020 preliminary revenue estimates.

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

Amendment to Certificate of Incorporation

On February 5, 2021, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change the name of the Company and to increase the number of authorized shares of Class A Common Stock from 125,000,000 to 195,000,000.

The change in the Company’s name (the “Name Change”) was required to be approved by the Financial Industry Regulatory Authority (“FINRA”).  FINRA approved the name change, which took effect on March 2, 2021.

The increase in our authorized Class A Common Stock is not required to be approved by FINRA and took effect on February 5, 2021.

Impossible Aerospace Merger

On November 13, 2020, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 1, Inc. a Delaware corporation (“Merger Sub 1”), entered into a merger agreement (the “IA Agreement”) with Impossible Aerospace Corporation, a Delaware corporation (“IAC”), pursuant to which IAC merged with and into Merger Sub 1 (the “IA Merger”).

On November 12, 2020, the Company created Merger Sub 1 and became its sole shareholder. Merger Sub 1 was created solely for the purpose of the IA Merger. The IA Merger closed on December 15, 2020.

Pursuant to the IA Agreement, the Merger of Merger Sub 1 with and into IAC was structured as a reverse triangular merger and was intended to qualify as a tax-free reorganization.  Under the IA Agreement, IAC would be the surviving entity (the “Surviving Corporation”).  The Board of Directors of the Company and of Merger Sub 1 determined that the Merger would be in the best interests of the Company and Merger Sub 1 and their respective shareholders.  Additionally, the Board of Directors of IAC determined it to be in the best interests of IAC and its shareholders to enter into the Agreement and recommended the Merger to the IAC shareholders.

Additional information about the IA Merger can be found in the Company’s Current Report filed with the Commission on November 17, 2020.

Vayu Merger

On December 29, 2020, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 2, Inc. a Delaware corporation (“Merger Sub 2”), entered into a merger agreement (the “Vayu Agreement”) with Vayu (US), Inc., a Delaware corporation (“VAYU”), pursuant to which VAYU merged with and into Merger Sub 2 (the “Vayu Merger”).

On December 29, 2020, the Company created Merger Sub 2 and became its sole shareholder. Merger Sub was created solely for the purpose of the Vayu Merger. The Vayu Merger closed on February 8, 2021.

Pursuant to the Vayu Agreement, the Merger of Merger Sub 2 with and into VAYU was structured as a reverse triangular merger and was intended to qualify as a tax-free reorganization.  Under the Agreement, VAYU would be the surviving entity (the “Surviving Corporation”).  The Board of Directors of the Company and of Merger Sub 2 determined that the Vayu Merger would be in the best interests of the Company and Merger Sub 2 and their respective shareholders.  The Board of Directors of VAYU determined it to be in the best interests of VAYU and its shareholders to enter into the Vayu Agreement and recommended the Merger to the VAYU shareholders.

Additional information about the Vayu Merger can be found in the Company’s Current Report filed with the Commission on January 4, 2021.

Name Change

On March 2, 2021, the previously reported change to the name of Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc., took effect in the market. The Company had previously filed a Certificate of Amendment to its Certificate of Incorporation to effectuate the change in Delaware, and on March 1, 2021, FINRA reported that the name change would take effect on March 2, 2021.

New Independent Directors

On March 2, 2021, the Company’s Board of Directors unanimously determined to increase the size of the Board, and appointed four new independent directors in connection with the Company’s efforts to uplist its Class A common stock for trading on The Nasdaq Stock Market.

The new directors are Mrs. Gerry Garcia, Mr. Edmond Lew, Mr. Christophe Jeunot, and Mr. Jonathan Withem. Biographical information about the new directors is provided below in the Section “Directors, Executive Officers, and Corporate Governance.”

New Member of Vayu (US) Team

On March 18, 2021, the Company welcomed recently retired U.S Airforce Technical Sergeant, Nathan Grier, to the Vayu (US), Inc. (Vayu) team. Mr. Grier is the former Programs Director of Counter Small Unmanned Aerial Systems (C-sUAS)/ Small Unmanned Aerial Systems (sUAS)/ Nuclear Convoy for the U.S. Airforce.

Former Technical Sergeant Grier was responsible for establishing the F.E. Warren Airforce Bases' UAVs lab where he maintained the Research Development Test & Evaluation (“RDT&E”) Program for C-sUAS and sUAS technology projects. The RDT&E Program provides physical security equipment and analyses to meet the immediate and projected force protection challenges of the Services and the combatant commands. Mr. Grier was the Air Force Global Strike subject matter expert on all sUAS and C-sUAS matters, training all new pilots to fly sUAS, obtaining FAA Part 107 certifications, and creating and authoring C-sUAS doctrine/literature used by all U.S. Nuclear Intercontinental Ballistic Missile Wings.

Additionally, Former Technical Sergeant Grier has a background as a Cyber Security Manager with the 18th Military Police (MP) Brigade, as he himself was an MP. He anticipates completing his master's degree in cyber security in June of 2021.

Registered Direct Offering

On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature page thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a registered direct offering an aggregate of 8,333,333 shares of the Company’s Class A common stock (the “Common Stock”), for aggregate gross proceeds to the Company of $50,000,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. At the closing, the Company issued an aggregate of 8,333,333 shares of our Common Stock (“Shares”)

A.G.P./Alliance Global Partners served as the placement agent in connection with the offering under the Purchase Agreement pursuant to the terms of a placement agent agreement, dated February 11, 2021, between the Company and A.G.P (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, A.G.P received a cash fee of 7% of the aggregate gross proceeds raised from the sale of the Shares and warrants to purchase shares of the Company’s Class A Common Stock in an amount equal to 5% of the Shares from the offering (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $6.60 per share and are not exercisable until August 16, 2021, as well as certain transfer restrictions pursuant to FINRA Rule 5110.

Additional information about this transaction can be found in the Company’s Current Report on Form 8-K filed on February 12, 2021.

Employees

As of the date of this Report, we had 273 full-time and 2 part-time employees. We believe that our relationship with our employees is good. Other than as disclosed in this Report or previously filed with the SEC, we have no employment agreements with our employees.

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

Risks Associated with Our Business and Operations

We are an "emerging growth company," and the reduced disclosure requirements applicable to "emerging growth companies" could make our common stock less attractive to investors.

We are is an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company's first filed registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

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

Our management cannot guarantee that Alpine 4 will continue to generate revenues which could result in a total loss of the value of your investment if it is unsuccessful in its business plans.

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

Our needs could exceed the amount of time or level of experience its officers and directors may have.  We will be dependent on key executives, and the loss of the services of the current officers and directors could severely impact our business operations.

Our business plan provides for hiring of additional employees to support our growing operations and acquisition support.  As we continue to grow and until we have hired all necessary personnel, the responsibility of developing

Alpine 4's business and fulfilling the reporting requirements of a public company will fall upon the officers and the directors.  In the event they are unable to fulfill any aspect of their duties to Alpine 4, it may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

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

Because we have has shown a net loss since inception, ownership of our shares is highly risky and could result in a complete loss of the value of your investment if we are unsuccessful in its business plans.

Based upon current plans, we expect to stop incurring operating losses in future periods as our subsidiaries move from their Optimization Phase to their Asset Producing Phase.   However new additional subsidiaries may incur significant expenses associated with the growth of those businesses.  Further, there is no guarantee that it will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force Alpine 4 to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you receive in connection with the Share Exchange.

Growth and development of operations will depend on the growth in our acquisition model and from organic growth from its subsidiaries’ businesses.  If we cannot find desirable acquisition candidates, it may not be able to generate growth with future revenues.

We expect to continue its strategy of acquiring businesses, which management believes will result in significant growth in projected annualized revenue by the end of 2021.  However, there is no guarantee that it will be successful in realizing future revenue growth from its acquisition model.  As such, we are highly dependent on suitable candidates to acquire which the supply of those candidates cannot be guaranteed and is driven from the market for M&A.  If we are unable to locate or identify suitable acquisition candidates, or to enter into transactions with such candidates, or if we are unable to integrate the acquired businesses, we may not be able to grow its revenues to the extent anticipated, or at all.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot guarantee that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to integrate successfully the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders. Currently, we are not contemplating the acquisition of any specific entity.

As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

-the potential failure to achieve the expected benefits of the combination or acquisition;

-difficulties in and the cost of integrating operations, technologies, services and personnel;

-diversion of financial and managerial resources from existing operations;

-risk of entering new markets in which we have little or no experience;

-potential write-offs of acquired assets or investments;

-potential loss of key employees;

-inability to generate sufficient revenue to offset acquisition or investment costs;

-the inability to maintain relationships with customers and partners of the acquired business;

-the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our established brand;

-potential unknown liabilities associated with the acquired businesses;

-unanticipated expenses related to acquired technology and its integration into existing technology;

-negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

-the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

-challenges caused by distance, language and cultural differences.

In addition, if we finance acquisitions by issuing additional convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed, and the value of your investment may decline.

We have limited management resources and will be dependent on key executives.  The loss of the services of the current officers and directors could severely impact our business operations and future development, which could result in a loss of revenues and adversely impact the business.

We are relying on a small number of key individuals to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary and Jeff Hail, our COO.  Mr. Wilson intends to serve full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy.  In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson.  If he chooses not to serve as an officer or if he is unable to perform his duties, this could have an adverse effect on Company business operations, financial condition and operating results if we are unable to replace Mr. Wilson or Mr. Hail with other individuals qualified to develop and market our business.  The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of our Class A common stock.

Competition that we face is varied and strong.

Our subsidiaries’ products and industries as a whole are subject to competition.  There is no guarantee that we can sustain our market position or expand our business.

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

Our existing debt levels may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2020, we had total debt of approximately $50,000,000. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; and (iii) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions.  If we fail to satisfy our obligations under our outstanding debt, an event of default could result that could cause some or all of our debt to become due and payable.

Risks Related to Our Class A Common Stock

Alpine 4 stockholders, and others who choose to purchase shares of Alpine 4 Class A common stock if and when offered, may have difficulty in reselling their shares due to the limited public market or state Blue Sky laws.

Our Class A common stock is currently quoted on the OTCQB market.  Current Alpine 4 stockholders and persons who desire to purchase them in any trading market should be aware that there might be additional significant state law restrictions upon the ability of investors to resell our shares. Accordingly, investors should consider any secondary market for our securities to be a limited one.

Sales of our Class A common stock under Rule 144 could reduce the price of our stock.

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

Our Certificate of Incorporation, as amended to date, authorizes us to issue 195,000,000 shares of Class A common stock, and 10,000,000 shares of Class B common stock and 15,000,000 Class C stock. As of the date of this Report, we had 136,923,432 shares of Class A common stock outstanding; 9,023,088 shares of Class B common stock issued and outstanding; and 14,572,267 shares of Class C common stock issued and outstanding.

The future issuance of additional shares of Class A common stock will result in additional dilution in the percentage of our Class A common stock held by our then existing stockholders. We may value any Class A common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our Class A common stock.  Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders.  Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

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

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of April 5, 2021, we had approximately $2,095,000 in outstanding convertible debt which was convertible into shares of our Class A common stock at prices between $0.15 and $3.00 per share of Class A common stock. As of April 5, 2021, there were approximately 7,266,000 shares of our Class A common stock that would be issuable upon the conversion of outstanding convertible debt.

Future sales of substantial amounts of our Class A common stock into the public and the issuance of the shares upon conversion of the outstanding convertible notes will be dilutive to our existing stockholders and could result in a decrease in our stock price.

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

Alpine 4's executive officers do not have experience being officers of a public company.   It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

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

We will have broad discretion in how we use the net proceeds of future capital raising transactions. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds of any future capital raising transactions. We intend to use the net proceeds from future capital raising transactions to fund development of our products and working capital and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds of such capital raising transactions. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from that offering in a manner that does not produce income or that loses value.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.  PROPERTIES.

Alpine 4 Holdings, Inc. (formerly Alpine 4 Technologies, Ltd.), maintains our corporate office in rented offices at 2525 E Arizona Biltmore Cir, Suite 237, Phoenix, AZ 85016. The monthly rent obligation is approximately $5,100 per month.

Quality Circuit Assembly, Inc. rents a location at 1709 Junction Court #380 San Jose, CA 95112.  The monthly rent obligation is approximately $27,500 per month.

American Precision Fabricators, rents a property 4401 Savannah St. Fort Smith, AR 72903 for $15,833 per month.

Deluxe Sheet Metal rents space at 6661 Lonewolf Dr, South Bend, Indiana 46628. The rent obligation is approximately $75,000 per month.  As discussed elsewhere in this Report, on March 8, 2021, the Company announced that Deluxe Sheet Metal would merge with and into Morris Sheet Metal. Following the closing of such merger, Deluxe Sheet Metal remains & operates from this same property.

Morris Sheet Metal and JTD Spiral rent office and fabrication space at 6212 Highview Dr, Fort Wayne, Indiana 46818. The monthly rent obligation is approximately $25,000.

Excel Construction Services rents office and fabrication space at 297 Wycoff Cir, Twin Falls, ID 83301. The monthly rent obligation is approximately $18,700.

Impossible Aerospace’s headquarters are located at 1709 Junction Court, Suite 380, San Jose, CA 95112. There is not a current rent obligation as this is in our Quality Circuit Assembly, Inc occupied space for the time being.

Vayu (US) has its headquarters at 326 W Liberty St, Ann Arbor, Michigan 48103.  The monthly rent obligation is approximately $1,700.

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT.  The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). The parties have engaged in discovery and settlement negotiations, both of which were ongoing as of the date of this Report.

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

The following table sets forth the range of high and low sales prices per share of our common stock during the periods shown.

	2021		2020		2019
	High	Low	High	Low	High	Low
First Quarter	$8.505	$2.45	$0.21	$0.001	$0.06	$0.02

Second Quarter			$0.117	$0.025	$0.091	$0.006

Third Quarter			$0.075	$0.0335	$0.037	$0.008

Fourth Quarter			$4.40	$0.0400	$0.44	$0.013

PLEASE NOTE: Trading in the Company’s Class A common stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.

The high and low sales prices for our Class A common stock on April 13, 2021, were $3.69 and $3.30, respectively.

Shareholders

As of April 5, 2021, Alpine 4 had 328 shareholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class B common stock have ten (10) votes for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class C common stock have five (5) votes for each share held of record on all matters submitted to a vote of stockholders.  Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

Alpine 4 has not declared any cash dividends on its common stock since inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on Alpine 4's earnings and financial position and such other facts, as the Board of Directors deems relevant.

Director Independence

Alpine 4 is not required by any outside organization (such as a stock exchange or trading facility) to have independent directors. Nevertheless, management believes that four of the Company’s directors, Ms. Garcia and Messrs. Lew, Jeunot, and Withem, would meet the Nasdaq director independence standards as they are not and have not been within the past three years employees or executive officers of the Company, have not received compensation from the Company in any 12-month period in the last three years, and have not been employed as an executive officer of another company where the Company’s current executive officers during the past three years served on the compensation committee of such other company.

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

Recent Sales of Unregistered Securities

Issuances in 2021

In January 2021, the Company issued 1,428,572 shares of Series D Preferred Stock in connection with the Vayu (US) merger transaction.

The shares of Series D Preferred Stock issued in connection with the Vayu (US) merger transaction were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In 2021, through April 5, 2021, the Company issued an aggregate of 53,589 shares of its restricted Class A common stock for convertible debt and accrued interest of $8,058.

The shares of Class A common stock referenced above that were issued in 2021, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Issuances in 2020

During the year ended December 31, 2020, the Company made the following issuances of unregistered securities:

The Company issued 11,513,935 shares of Class A common stock to Lincoln Park Capital in connection with the equity line transaction for cash for total proceeds of $674,469.

The shares of Class A common stock issued to Lincoln Park Capital were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In 2020, the Company issued an aggregate of 12,861,995 shares of Class A common stock to four entities for the conversion of convertible debt and accrued interest.  Additionally, the Company issued 300,000 shares of Class A common stock to a noteholder as penalty interest.  The Company also issued 1,617,067 shares of Class A common stock and 1,617,067 shares of Class C common stock to the Seller of Deluxe for the settlement of debt of $485,120.

The shares of Class A common stock issued in connection with the conversion of convertible debt, for penalties, and for settlement of debt as described above were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In January 2020, five officers and directors of the Company converted $603,463 owed to them as salaries and commissions into 4,022,988 shares of the Company’s Class B Common stock. The conversion price was $0.15 per share, the closing price of the Company’s Class A common stock on January 7, 2020, which was when the individuals agreed with the Company to convert the amounts owing. The Class B common stock converts one share for one share into Class A common stock, so the Class A common stock market price was used as the conversion price.

Additionally, on November 17, 2020, the Company issued 2,590,000 shares of Class C common stock to twelve employees of the Company for compensation valued at $240,093.  The value was determined based on the market value of the Company’s Class A common stock on the issuance date.

The shares of Class B and Class C common stock issued to the officers, directors, and employees described above were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder

During the year ended December 31, 2020, the Company issued 5 shares of Series B Preferred Stock to officers for services rendered.

In November 2020, the Company issued 1,714,286 shares of Series C Preferred Stock in connection with the Impossible Aerospace merger transaction.

The shares of Series C Preferred Stock issued in connection with the Impossible Aerospace merger transaction were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

During the quarter ended September 30, 2019, the Company issued 32,956,827 shares of its restricted Class A common stock for note conversions; and issued 200,000 shares of Class B common stock and 2,772,606 shares of Class C common stock to officers, directors, and employees for services rendered.  The Company also issued 7,097,594 of Class C shares to shareholders as a dividend in the third quarter of 2019.

The shares of Class A, Class B, and Class C common stock issued during 2019 were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2020, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers.

In March 2021, the Company repurchased 514,286 outstanding restricted stock units (RSUs) which had not yet settled, from two individuals in privately negotiated transactions. The Company purchased 314,286 Class C Preferred Shares and 200,000 Class D Preferred Shares at $3.50 per share. The RSUs had been issued to the individuals in connection with recent merger transactions. The Company also purchased 15,000 Class C Shares each from three non-executive employees at $4.14 per share and returned those shares to treasury.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 – October 1-31, 2020	0	0	$0	0
Month #2 – November 1-30, 2020	0	0	$0	0
Month #3 – December 1-31, 2020	0	0	$0	0
Total	0	0

ITEM 6.SELECTED FINANCIAL DATA.

Not required for Smaller Reporting Companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There are statements in this Report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation or intention to update or revise any forward-looking statements.

Overview and Highlights

Company Background

Alpine 4 Holdings, Inc. ("we" or the "Company"), was incorporated under the laws of the State of Delaware on April 22, 2014.  We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date this Report was filed, the Company was a holding company that owned nine operating subsidiaries: ALTIA, LLC; Quality Circuit Assembly, Inc.; Morris Sheet Metal, Corp; JTD Spiral, Inc.; Deluxe Sheet Metal, Inc,; Excel Construction Services, LLC; SPECTRUMebos, Inc.; Impossible Aerospace, Inc.; and Vayu (US), Inc. In March 2020, the Company announced that Deluxe Sheet Metal’s operations were merging with and into Morris Sheet Metal Corp. In the first quarter of 2020, we also created three additional subsidiaries to act as silo holding companies, organized by industries.  These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). ”). In the first quarter of 2021, we formed additional silo subsidiaries: A4 Defense Systems, Inc. (“A4 Defense”); and A4 Aerospace Corporation. All of these companies are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these three subsidiaries.

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

Results of Operations

The following are the results of our operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ Change

Revenue	$33,454,349	$28,151,524	$5,302,825
Cost of revenue	28,090,722	22,509,046	5,581,676
Gross Profit	5,363,627	5,642,478	(278,851)

Operating expenses:
General and administrative expenses	9,695,891	8,122,204	1,573,687
Impairment loss of intangible asset and goodwill	1,561,600	-	1,561,600
Total operating expenses	11,257,491	8,122,204	3,135,287
Loss from operations	(5,893,864)	(2,479,726)	(3,414,138)

Other income (expenses)
Interest expense	(5,463,597)	(5,237,205)	(226,392)
Change in value of derivative liabilities	2,298,609	(252,230)	2,550,839
Gain on extinguishment of debt	344,704	-	344,704
Change in fair value of contingent consideration	500,000	-	500,000
Bargain purchase gain	-	2,143,779	(2,143,779)
Other income	71,224	185,314	(114,090)
Total other expenses	(2,249,060)	(3,160,342)	911,282

Loss before income tax	(8,142,924)	(5,640,068)	(2,502,856)

Income tax benefit	(93,051)	(87,054)	(5,997)

Loss from continuing operations	(8,049,873)	(5,553,014)	(2,496,859)

Discontinued operations	-	2,419,849	(2,419,849)

Net loss	$(8,049,873)	$(3,133,165)	$(4,916,708)

Revenue

Our revenues for the year ended December 31, 2020, increased by $5,302,825 as compared to the year ended December 31, 2019.  In 2020, the increase in revenue related to $5,755,762 for Deluxe (acquired in November 2019); $3,042,264 for Excel (acquired in February 2020); and $1,062,729 for QCA; offset by a decrease of $2,402,511 for Morris; $2,390,735 for APF; and $173,327 relating to the 6th Sense Auto and Brake Active services of ALTIA.  The increase in revenue was driven by the acquisitions of Deluxe and Excel.  We expect our revenue to continue to grow during 2021.

Cost of revenue

Our cost of revenue for the year ended December 31, 2020, increased by $5,581,676 as compared to the year ended December 31, 2019.  In 2020, the increase in our cost of revenue related to $5,705,399 for Deluxe; $2,641,231 for Excel; $602,124 for QCA; offset by a decrease of $1,829,774 for Morris; $1,838,903 for APF; and $114,132 relating to the 6th Sense Auto and Brake Active services of ALTIA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above.  We expect our cost of revenue to increase over the next year as our revenue increases.

Operating expenses

Our operating expenses for the year ended December 31, 2020, increased by $3,135,287 as compared to the year ended December 31, 2019.  The increase is a result of the impairment loss of $1,561,600 related to the customer list and goodwill for APF and the customer list for Deluxe and also due to the cost of operating the additional operations with the acquisitions of Deluxe and Excel, offset by a reduction in expenses due to cross sharing of resources between corporate and our subsidiaries.

Other expenses

Other expenses for the year ended December 31, 2020, decreased by $911,282 as compared to the same period in 2019.  This decrease was primarily due to the change in derivative liability, the change in fair value of contingent consideration, and the gain on extinguishment of debt.

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

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments.  In the first quarter of 2021, we raised approximately $55,000,000 through the sale of our common stock.

In April and May 2020, we received seven loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107.  The loans have terms of 24 months and accrue interest at 1% per annum.  We expect some or all of these loans to be forgiven as provided by in the CARES Act.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company.  There can be no guarantee that the planned acquisitions will close, or that they will produce the anticipated revenues on the schedule anticipated by management.

Liquidity Outlook

As noted above, the Company’s financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company has experienced significant operating losses over the past 4 years (2014 through December 31, 2020) with cumulative losses of approximately $39,352,000 and negative cashflows from operations. For the year ended December 31, 2019, the Company disclosed the substantial doubt about the Company’s ability to continue as a going concern

The Company has experienced significant operating losses over the past 7 years (2014 through December 31, 2020) with cumulative losses of approximately $39,352,000 and negative cashflows from operations. For the year ended December 31, 2019, the Company disclosed the substantial doubt about the Company’s ability to continue as a going concern

The Company received a total of approximately $6.2 million during the twelve months ended December 31, 2020, through several transactions, including the following:

•The Company raised approximately $1.5 million through the sale of convertible notes;

•The Company raised approximately $674,000 in proceeds from the sale of shares of the Company’s stock; and

•The Company received approximately $4.0 million in PPP funds.

The Company also received a total of approximately $55 million in February in the following two transactions:

•The Company raised approximately $46.0 million in connection with a registered direct offering of stock, as disclosed above under the heading “Recent Developments;” and

•The Company raised approximately $9.0 in through puts to an investor in connection with an equity line of credit financing arrangement.

As such, as of the date of this Report, the Company had approximately $35.0 million of cash (after paying down significant debt of the Company) which management believes will be sufficient to satisfy the Company’s estimated liquidity needs for the 12 months from the issuance of our financial statements for the year ended December 31, 2020.

However, there is no assurance that management’s plan will be successful due to the current economic climate in the United States and globally. At the time of issuance of our consolidated financial statements, management believed that the previously reported going concern has been alleviated based on the reasons set forth above, and management no longer had substantial doubt of the Company’s ability to continue as a going concern.

The financial statements included in this Report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from ten years to 39 years as follows:

Automobiles & Trucks	5 to 7 years
Buildings and improvements	39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Machinery and Equipment	10 years

The Company has not changed its estimate for the useful lives of its property and equipment, but would expect that a decrease in the estimated useful lives of property and equipment by 20% would result in an annual increase to depreciation expense of approximately $460,000, and an increase in the estimated useful lives of property and equipment by 20% would result in an annual decrease to depreciation expense of approximately $310,000.

Intangible Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	3-15 years
Non-compete agreements	15 years
Software development	5 years
Patent	17 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets, but would expect that a decrease in the estimated useful lives of intangible assets by 20% would result in an annual increase to amortization expense of approximately $141,000, and an increase in the estimated useful lives of intangible assets by 20% would result in an annual decrease to amortization expense of approximately $94,000.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has not changed it methodology for estimating the valuation allowance. A change in valuation allowance affect earnings in the period the adjustments are made and could be significant due to the large valuation allowance currently established.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2020.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective. However, as discussed below, additional staff has been hired.  Management will continue to work to improve its disclosure controls and procedures in 2021.

2. Changes in Internal Control Over Financial Reporting

In April 2020, the Company hired Larry Zic as VP and Corporate Controller and in December 2020, the Company promoted him to Chief Accounting Officer. The Company believes that the appointment of Mr. Zic as Chief Accounting Officer constituted a change in the Company’s Internal Control over Financial Reporting. As such, there is further segregation of duties.

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

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2020.

Areas of material weakness include:

•	lack of segregation of duties; and

•	inadequate controls and monitoring processes over financial reporting.

As noted above, additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes.  Management anticipates making significant progress to remediate these areas of weakness in 2021.

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2020.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Officer/Position	Board Member/Position
Kent B. Wilson	48	President, Chief Executive Officer	Director
Charles Winters	44	N/A	Chairman of the Board

Ian Kantrowitz	41	N/A	Director*
Gerry Garcia	40	N/A	Director*
Edmond Lew	42	N/A	Director*
Christophe Jeunot	49	N/A	Director*
Jonathan Withem	32	N/A	Director*
Jeffrey Hail	59	Chief Operating Officer

*These individuals have been appointed to the Board of Direcors, but had not commenced their service as of the date of this Report. Management anticipates that these individuals will begin their service on the Board of Directors in connection with the Company’s planned uplisting to a national exchange.

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

Biographical information for Gerry Garcia

Mrs. Gerry Garcia was appointed to the Board on March 2, 2021.  There was no arrangement or understanding between the Company and Mrs. Garcia pursuant to which Mrs. Garcia was selected or appointed as a Director.  The Board has asked Mrs. Garcia to serve on the Audit Committee and Compensation Committee of the Board.

Mrs. Garcia is an Independent Consultant with more than 18 years of combined business and educational experience, including more than 4 years as the Director of Operations at an Arizona-based charter school.  Mrs. Garcia has spent the last 16 years serving as a member on multiple Boards of Directors for various non-profit 501(c)(3) organizations. The Board feels that her knowledge of financial/strategic planning and reporting, budget analysis, and fiduciary prudence from prior Boards will be paramount to upholding the financial accountability, stability and strength of the Company. Mrs. Garcia’s extensive efforts in Special Education have been driven by her passion to lift up and add value to all around her.

There are no transactions or proposed transactions between the Company and Mrs. Garcia required to be disclosed as “related party transactions” pursuant to Item 404(a) of Regulation S-K.

Biographical information for Edmond Lew

Mr. Lew was appointed to the Board of Directors on March 2, 2021.  There was no arrangement or understanding between the Company and Mr. Lew pursuant to which Mr. Lew was selected or appointed as a Director.  The Board has asked Mr. Lew to serve on the Audit Committee and Compensation Committee of the Board.

Mr. Lew started his career in Information Technology (“IT”) as a Systems Engineer, building out hosted applications and delivering them through terminal computing in the early 2000s.  This model would evolve and later be adopted as what is now recognized as cloud computing. After working in the support, implementation, and data center sides of the industry, Mr. Lew went out on his own as an IT consultant. Mr. Lew was self-employed for 14 years, lending his expertise to businesses in the construction, hospitality, utilities, education, arts, logistics, law enforcement and technology fields.  Additionally, Mr. Lew has given back to the community by volunteering extensively over the past 15 years with various charities and non-profits, focusing on arts and social service organizations.  In the interest of becoming a more capable and effective leader, Mr. Lew has completed board governance and diversity training courses and has applied those skills in his volunteer work as well as his professional career. Mr. Lew is an avid cyclist, a talented private chef and a former competitive eater.

There are no transactions or proposed transactions between the Company and Mr. Lew required to be disclosed as “related party transactions” pursuant to Item 404(a) of Regulation S-K.

Biographical information for Christophe Jeunot

Mr. Jeunot was appointed to the Board of Directors on March 2, 2021.  There was no arrangement or understanding between the Company and Mr. Jeunot pursuant to which Mr. Jeunot was selected or appointed as a Director.  The Board has asked Mr. Jeunot to serve on the Audit Committee and Compensation Committee of the Board.

Mr. Jeunot collaborates with Fortune 500 national and international companies as a Story Board Artist aiding in movie, television and branding campaigns. His clients range from Netflix and Peloton to Goldman Sachs, Exxon Mobile, Samsung and 3M, among others. Mr. Jeunot’s European perspective and creativity allows solutions to be derived through an alternative lens, lending to diverse and dynamic thinking within strategic planning sessions. Mr. Jeunot’s affinity for nature and the environment makes him a conscientious proponent for green technologies.

There are no transactions or proposed transactions between the Company and Mr. Jeunot required to be disclosed as “related party transactions” pursuant to Item 404(a) of Regulation S-K.

Biographical information for Jonathan Withen

Mr. Withem was appointed to the Board of Directors on March 2, 2021.  There was no arrangement or understanding between the Company and Mr. Withem pursuant to which Mr. Withem was selected or appointed as a Director.  The Board has asked Mr. Withem to serve on the Audit Committee and Compensation Committee of the Board.

Mr. Withem contributed to the development of custom interfaces for eCommerce and onsite sales for entertainment company ETIX. As one of the largest interactive ticketing platforms, ETIX processes over 50 million tickets in 40 countries annually. Mr. Withem has experience working with a variety of teams to create, test and release new products, in addition to client training. Mr. Withem’s expertise in project management and budgetary compliance ensures adherence to strict time frames in the achievement of established goals. Mr. Withem is an avid music lover, teaching music curriculum privately and for a California liberal arts university remotely.

There are no transactions or proposed transactions between the Company and Mr. Withem required to be disclosed as “related party transactions” pursuant to Item 404(a) of Regulation S-K.

Our bylaws authorize no fewer than one director. As of the date of this Report, we had seven directors.

Biographical Information for Jeff Hail

Jeff Hail is the Chief Operating Officer (COO) of Alpine 4 Holdings, Inc. (Formerly Alpine 4 Technologies, Ltd.) Raised and educated in Scottsdale, AZ; Mr. Hail earned his Bachelors of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University  Mr. Hail’s professional experience has been both in the government and private sector.  As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding and administering highway services contracts.

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

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2020, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2020:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, Director	2	6	None
Charles Winters, Director	1	1	1
Scott Edwards, Director	0	0	None
Ian Kantrowitz, Director	1	3	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kent B. Wilson, Chief Executive Officer	2020	300,000	0	46,300	0	0	0	204,073	550,373
	2019	200,000	0	9,750	0	0	0	0	209,750
Jeff Hail, Chief Operating Officer	2020	275,250	0	34,763	0	0	0	0	310,013
	2019	136,000	0	5,363	0	0	0	0	141,363
Larry Zic, Chief Accounting Officer	2020	87,461	0	18,540	0	0	0	0	106,001
	2019	0	0	0	0	0	0	0	0

Outstanding Equity Awards

None

Director Compensation

The following table sets forth the amounts paid to the Company's directors for their service as directors of the Company during the year ended December 31, 2020.  Please note: the compensation of Mr. Wilson, who is also an executive officer of the Company, is set forth above.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Kantrowitz	$0	34,763	$0	$0	$0	$119,994	$154,757
Kent Wilson	$0	46,300	$0	$0	$0	$204,073	$250,373
Charles Winters	$0	34,763	$0	$0	$0	$90,000	$124,763

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 Class A and Class B common stock as of April 12, 2021, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group.  The percentages are based on the following figures:

•	136,923,432 shares of Class A common stock;

•	9,023,088 shares of Class B common stock;

•	14,162,267 shares of Class C common stock; and

•	5 shares of Series B Preferred stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1); Class of Securities	Title/Class of Security	Number of Shares	Beneficial Ownership of Shares Listed	Votes	Total Voting Power (2)
Kent B. Wilson Chief Executive Officer, Director(3)	CLASS A	1,951,890	1.42%	1,951,890
	CLASS B	3,285,449	36.41%	32,854,490
	CLASS C	1,290,169	9.11%	6,450,845
	B Preferred	2	40.00%	238,532,518
Total Votes				279,789,743	31.28%

Scott Edwards Former Director (4)	CLASS A	252,000	0.18%	252,000
	CLASS B	350,000	3.88%	3,500,000
	CLASS C	600,200	4.24%	3,001,000

	B Preferred	0	0%	0
Total Votes				6,753,000	0.75%

Charles Winters, Director (5)	CLASS A	709,800	0.52%	709,800
	CLASS B	1,300,000	14.41%	13,000,000
	CLASS C	675,000	4.77%	3,375,000
	B Preferred	1	20.00%	119,266,259
Total Votes				136,351,059	15.24%

Ian Kantrowitz Director (6)	CLASS A	826,871	0.60%	826,871
	CLASS B	1,499,429	16.62%	14,994,290
	CLASS C	1,009,738	7.13%	5,048,690
	B Preferred	1	20.00%	119,266,259
Total Votes				140,136,110	15.67%

Jeff Hail Chief Operating Officer (7)	CLASS A	541,000	0.39%	541,000
	CLASS B	1,124,211	12.46%	11,242,110
	CLASS C	788,000	5.56%	3,940,000
	B Preferred	1	20.00%	119,266,259
Total Votes				134,989,369	15.09%

Gerry Garcia* Director (8)	CLASS A	10,000	0.0%	10,000
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes					0%

Edmond Lew* Director (9)	CLASS A	81,667	0.1%	81,667
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes					0.01%

Christophe Jeunot* Director (10)	CLASS A	122,236	0.1%	122,236
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes					0.01%

Jonathan Withem* Director (11)	CLASS A	0	0.0%	0
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes					0%

As a Group	CLASS A	4,243,464	3.09%	4,243,464
8 PEOPLE	CLASS B	7,209,089	79.90%	75,590,890
	CLASS C	3,762,907	26.57%	21,815,535

	B Preferred	5	100.00%	596,331,294
Total Votes				697,981,183	78.03%

*These individuals have been appointed to the Board of Directors, but had not commenced their service as of the date of this Report. Management anticipates that these individuals will begin their service on the Board of Directors in connection with the Company’s planned uplisting to a national exchange.

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Holdings, Inc., 2525 E Arizona Biltmore Cir, Suite 237, Phoenix AZ 85016.

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

(3)

Mr. Wilson owned as of the date of this Annual Report 1,951,890 shares of Class A common stock; 3,285,449 shares of Class B Common Stock; 1,290,169 shares of Class C Common Stock, and 2 shares of Series B Preferred Stock, which represent an aggregate of 279,789,743 votes, or approximately 31.28% of the total voting power.

(4)

Mr. Edwards owned as of the date of this Annual Report 252,000 shares of Class A Common Stock; 350,000 shares of Class B Common Stock; 600,200 shares of Class C Common Stock, which represent an aggregate of 6,753,000 votes, or approximately 0.75% of the voting power. Mr. Edwards resigned from the Board of Directors on March 2, 2021, and is not included in the calculation of Directors and Officers as a Group. His shareholding information is included in this Annual Report because he served as a Director through all of fiscal year 2020.

(5)

Mr. Winters owned as of the date of this Annual Report 709,800 shares of Class A Common Stock; 1,300,000 shares of Class B Common Stock; 675,000 shares of Class C Common Stock, and 1 share of Series B Preferred Stock, which represent an aggregate of 136,351,059 votes, or approximately 15.24% of the voting power.

(6)

Mr. Kantrowitz owned as of the date of this Annual Report 826,871 shares of Class A Common Stock; 1,499,429 shares of Class B Common Stock; 1,009,738 shares of Class C Common Stock, and 1 share of Series B Preferred Stock, which represent an aggregate of 140,136,110 votes, or approximately 15.67% of the voting power.

(7)

Mr. Hail owned as of the date of this Annual Report 541,000 shares of Class A Common Stock; 1,124,211 shares of Class B Common Stock; 788,000 shares of Class C Common Stock, and 1 share of Series B Preferred Stock, which represent an aggregate of 134,989,369 votes, or approximately 15.09% of the voting power.

(8)

Mrs. Garcia owned as of the date of this Annual Report 10,000 shares of Class A Common Stock; 0 shares of Class B Common Stock; 0 shares of Class C Common Stock, and 0 share of Series B Preferred Stock.

(9)	Mr. Lew owned as of the date of this Annual Report 81,667 shares of Class A Common Stock; 0 shares of Class B Common Stock; 0 shares of Class C Common Stock, and 0 share of Series B Preferred Stock.

(10)

Mr. Jeunot owned as of the date of this Annual Report 122,236 shares of Class A Common Stock; 0 shares of Class B Common Stock; 0 shares of Class C Common Stock, and 0 share of Series B Preferred Stock.

(11)	Mr. Withem owned as of the date of this Annual Report 0 shares of Class A Common Stock; 0 shares of Class B Common Stock; 0 shares of Class C Common Stock, and 0 share of Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

The Company had outstanding notes payable due to related parties totaling $238,651 at December 31, 2020.

Additionally, in January 2020, Kent Wilson, Charles Winters, Ian Kantrowitz,  Jeff Hail, and Shannon Rigney, who were serving as officers and employees of the Company, collectively converted $603,463 owed to them as salaries and commissions into 4,022,088 shares of the Company’s Class B Common stock, as follows:

	Amount Owed	Shares Issued
Kent Wilson	$204,067	1,360,449
Ian Kantrowitz	$119,914	799,429
Jeff Hail	$116,132	774,212
Shannon Rigby	$73,344	488,960
Charlie Winters	$90,006	600,038
TOTAL	$603,463	4,023,088

The conversion price was $0.15 per share, which was the closing price of the Company’s Class A common stock on January 7, 2020, which was when the individuals agreed with the Company to convert the amounts owing. The Class B common stock converts one share for one share into Class A common stock, so the Class A common stock market price was used as the conversion price.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MaloneBailey, LLP (“MaloneBailey”)

Set below are aggregate fees billed by MaloneBailey for professional services rendered for the year ended December 31, 2020.

Audit Fees

The fees for the audit and review services billed by MaloneBailey for the period from January 1, 2020, to December 31, 2020 were $232,000.

Audit Related Fees

The fees for the audit related services billed by MaloneBailey for the period from January 1, 2020, to December 31, 2020 were $11,000.

Tax Fees

The fees for the tax related services billed by MaloneBailey for the period from January 1, 2020, to December 31, 2020 were $0.

Set below are aggregate fees billed by MaloneBailey for professional services rendered for the year ended December 31, 2019.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY ALPINE 4 TECHNOLOGIES, LTD.)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Alpine 4 Holdings, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpine 4 Holdings, Inc. (formerly Alpine 4 Technologies Ltd.) and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 14, 2021

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY ALPINE 4 TECHNOLOGIES, LTD.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$277,738	$302,486
Restricted cash	444,845	-
Accounts receivable, net	6,484,869	8,731,565
Contract assets	717,421	667,724
Inventory, net	2,666,602	2,401,242
Prepaid expenses and other current assets	32,301	269,289
Total current assets	10,623,776	12,372,306

Property and equipment, net	19,299,286	17,157,845
Intangible asset, net	7,743,084	2,774,618
Right of use assets, net	581,311	660,032
Goodwill	2,084,982	2,517,453
Other non-current assets	401,744	319,344

TOTAL ASSETS	$40,734,183	$35,801,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,854,467	$5,148,805
Accrued expenses	2,872,202	2,676,651
Contract liabilities	233,485	170,040
Derivative liabilities	-	2,298,609
Deposits	-	12,509
Notes payable, current portion	7,100,911	8,724,171
Notes payable, related parties	238,651	341,820
Convertible notes payable, current portion, net of discount of $1,343,624 and $846,833	562,242	1,110,118
Financing lease obligation, current portion	639,527	377,330
Operating lease obligation, current portion	334,500	266,623
Contingent consideration	-	500,000
Total current liabilities	16,835,985	21,626,676

Notes payable, net of current portion	15,201,450	9,850,184
Convertible notes payable, net of current portion	1,100,635	1,673,688
Financing lease obligations, net of current portion	15,687,176	13,696,011
Operating lease obligations, net of current portion	269,030	403,931
Deferred tax liability	428,199	521,250

TOTAL LIABILITIES	49,522,475	47,771,740

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 0 shares issued and outstanding at December 31, 2020 and 2019	5	-
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 1,714,286 and 0 shares issued and outstanding at December 31, 2020 and 2019	171
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2020 and 2019
Class A Common stock, $0.0001 par value, 195,000,000 shares authorized, 126,363,158 and 100,070,161	12,636	10,007
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 9,023,088 and 5,000,000 shares issued and outstanding at December 31, 2020 and 2019	902	500
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 14,162,267 and 9,955,200 shares issued and outstanding at December 31, 2020 and 2019	1,417	996
Additional paid-in capital	30,991,978	19,763,883
Accumulated deficit	(39,795,401)	(31,745,528)
Total stockholders' deficit	(8,788,292)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,734,183	$35,801,598

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY ALPINE 4 TECHNOLOGIES, LTD.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenue, net	$33,454,349	$28,151,524
Cost of revenue	28,090,722	22,509,046
Gross Profit	5,363,627	5,642,478

Operating expenses:
General and administrative expenses	9,695,891	8,122,204
Impairment loss of intangible asset and goodwill	1,561,600	-
Total operating expenses	11,257,491	8,122,204
Loss from operations	(5,893,864)	(2,479,726)

Other income (expenses)
Interest expense	(5,463,597)	(5,237,205)
Change in value of derivative liability	2,298,609	(252,230)
Gain on extinguishment of debt	344,704	-
Change in fair value of contingent consideration	500,000	-
Bargain purchase gain	-	2,143,779
Other income	71,224	185,314
Total other income (expenses)	(2,249,060)	(3,160,342)

Loss before income tax	(8,142,924)	(5,640,068)

Income tax (benefit)	(93,051)	(87,054)

Loss from continuing operations	(8,049,873)	(5,553,014)

Discontinued operations:
Loss from operations of discontinued operations	-	(95,179)
Gain on disposition of discontinued operations	-	2,515,028
Total discontinued operations	-	2,419,849

Net loss	$(8,049,873)	$(3,133,165)

Weighted average shares outstanding :
Basic	132,987,390	75,206,998
Diluted	139,611,790	75,206,998

Basic Income (loss) per share
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	-	$0.03
	$(0.06)	(0.04)

Diluted income (loss) per share
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	-	$0.03
	$(0.06)	(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY ALPINE 4 TECHNOLOGIES, LTD.)
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' DEFICIT

											Additional		Total
	Series B Preferred Stock		Series C Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	-	$-			$26,567,410	$2,657	5,000,000	$500	-	$-	$17,018,509	$(28,520,094)	$(11,498,428)

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	68,602,751	6,860	-	-	-	-	516,976	-	523,836
Issuance of shares of common stock for debt settlement	-	-	-	-	2,000,000	200	-	-	-	-	470,200	-	470,400
Issuance of shares of common stock for penalty	-	-	-	-	2,700,000	270	-	-	30,000	3	680,352	-	680,625
Issuance of shares of common stock for dividend	-	-	-	-	-	-	-	-	7,097,594	710	91,559	(92,269)	-
Conversion of Class B common stock to Class A common stock	-	-	-	-	200,000	20	(200,000)	(20)	-	-	-	-	-
Issuance of shares of common stock for services	-	-	-	-	-	-	200,000	20	2,827,606	283	43,171	-	43,474
Derivative liability resolution	-	-	-	-	-	-	-	-	-	-	864,679	-	864,679
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	78,437	-	78,437
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,133,165)	(3,133,165)

Balance, December 31, 2019	-	-	-	-	100,070,161	10,007	5,000,000	500	9,955,200	996	19,763,883	(31,745,528)	(11,970,142)

Issuance of shares of common stock for cash	-	-	-	-	11,513,935	1,151	-	-	-	-	673,318	-	674,469
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	12,861,995	1,286	-	-	-	-	1,928,014	-	1,929,300
Issuance of shares of common stock for debt settlement	-	-	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty interest	-	-	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for deferred compensation	-	-	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of common stock for compensation	-	-	-	-	-	-	-	-	2,590,000	259	239,834	-	240,093
Issuance of shares of series B preferred stock for services	5	5	-	-	-	-	-	-	-	-	-	-	5
Issuance of shares of series C preferred stock for acquisition	-	-	1,714,286	171	-	-	-	-	-	-	5,847,842	-	5,848,013
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	78,652	-	78,652
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	-	-	-	-	1,482,500	-	1,482,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,049,873)	(8,049,873)

Balance, December 31, 2020	5	$5	1,714,286	$171	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$30,991,978	$(39,795,401)	$(8,788,292)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY ALPINE 4 TECHNOLOGIES, LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

OPERATING ACTIVITIES:
Net loss	$(8,049,873)	$(3,133,165)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	1,844,634	1,022,925
Amortization	225,628	232,592
(Gain) loss on extinguishment of debt	(344,704)	68,526
(Gain) loss on disposal of property and equipment	-	177,574
Change in fair value of derivative liabilities	(2,298,609)	252,230
Common stock issued for services	240,093	43,474
Preferred stock issued for services	5	-
Change in fair value of contingent consideration	(500,000)	-
Bad debt expense	88,305	-
Non-cash adjustment to debt booked to interest expense	79,211	-
Stock issued for penalties	44,700	1,151,025
Employee stock compensation	78,652	78,437
Amortization of debt discounts	985,709	1,144,756
Gain on disposal of discontinued operations	-	(2,515,028)
Issuance of convertible debentures for interest	105,000	492,890
Operating lease expense	272,262	231,381
Bargain purchase gain	-	(2,143,779)
Impairment loss of intangible asset and goodwill	1,561,600	-
Write off of inventory	127,919
Change in current assets and liabilities:
Accounts receivable	3,951,827	(1,174,600)
Inventory	(184,766)	964,706
Contract assets	(49,697)	(107,080)
Capitalized contract costs		64,234
Prepaid expenses and other assets	(256,682)	(392,466)
Accounts payable	(634,489)	595,134
Accrued expenses	940,098	1,413,859
Contract liabilities	63,445	(77,019)
Operating lease liability	(260,565)	(220,859)
Deposits	(12,509)	-
Deferred tax	(93,051)	(87,054)
Deferred revenue	-	(25,287)
Net cash used in operating activities	(2,075,857)	(1,942,594)

INVESTING ACTIVITIES:
Capital expenditures	(75,670)	(71,175)
Cash paid for acquisitions	(2,513,355)	(2,926,658)
Cash assumed in acquisition	453,876	-
Net cash used in investing activities	(2,135,149)	(2,997,833)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	674,469	-
Proceeds from issuances of notes payable, related parties	47,000	282,320
Proceeds from issuances of notes payable, non-related party	4,654,817	1,548,989
Proceeds from issuances of convertible notes payable	1,482,500	873,000
Proceeds from financing lease	2,000,000	12,267,000
Repayments of notes payable, related party	(290,003)	(132,500)
Repayments of notes payable, non-related parties	(2,101,825)	(9,642,837)
Repayments of convertible notes payable	(335,896)	(1,473,180)
Proceeds from (repayment of) line of credit, net	(996,331)	1,311,663
Cash paid on financing lease obligations	(503,628)	(206,058)
Net cash provided by financing activities	4,631,103	4,828,397

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	420,097	(112,030)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	302,486	414,516

CASH AND RESTRICTED CASH, ENDING BALANCE	$722,583	$302,486

CASH PAID FOR:
Interest	$3,504,227	$1,982,469
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Penalty interest added to debt	$15,000	$-
Common stock issued for convertible note payable and accrued interest	$1,929,300	$523,836
Common stock issued for debt settlement	$330,528	$-
Issuance of note payable for acquisition	$2,300,000	$5,846,343
Debt discount due to derivative liabilities	$-	$1,018,737
Release of derivative liability	$-	$864,679
ROU asset and operating lease obligation recognized under Topic 842	$193,541	$891,413
Goodwill adjustment to intangible asset for APF acquisition	$-	$790,000
Class C common stock issued for dividend	$-	$92,269
Common stock issued to settle unpaid salaries	$603,463	$-
Equipment purchased on financing lease	$756,990	$26,999
Other asset reclassified to fixed asset	$86,471	$-
Interest added to note payable - related party	$139,834	$-
Issuance of shares of series C preferred stock for acquisition	$5,848,013	$-
Beneficial conversion feature on convertible notes	$1,482,500	$-
Reduction of acquisition note payable for uncollectible accounts	$150,044	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Note 1 – Organization and Basis of Presentation

Alpine 4 Holdings, Inc. (fka Alpine 4 Technologies Ltd.) (together with its subsidiaries, the “Company,” “we,” or “our”), was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  On March 2, 2021, the Company changed its name from Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc.

Effective January 1, 2019, the Company purchased all of the outstanding capital stock of Morris Sheet Metal Corp., an Indiana corporation (“MSM”), JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Ind-iana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”).

Effective November 6, 2019, the Company purchased all of the outstanding capital stock and units of Deluxe Sheet Metal, Inc., an Indiana corporation, and DSM Holding, LLC, an Indiana limited liability company, and purchased certain real estate from Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”) (see Note 8).

Effective February 21, 2020, the Company purchased all of the outstanding units of Excel Fabrication, LLC., an Idaho Limited Liability Company (“Excel”).

Effective December 15, 2020, the Company purchased the assets of Impossible Aerospace Corporation, a Delaware corporation (“IA”).

The Company is a technology holding company owning nine companies:

-A4 Corporate Services, LLC;

-ALTIA, LLC;

-Quality Circuit Assembly, Inc.;

-Morris Sheet Metal, Corp;

-JTD Spiral, Inc.;

-Excel Construction Services, LLC;

-SPECTRUMebos, Inc.;

-Impossible Aerospace, Inc.; and

-Vayu (US).

Basis of presentation

The accompanying financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Liquidity

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The Company has experienced significant operating losses with cumulative losses of approximately $39,795,000 as of December 31, 2020 and negative cashflows from operations. For the year ended December 31, 2019, the Company disclosed the substantial doubt about the Company’s ability to continue as a going concern.

The Company received a total of approximately $6.2 million during the year ended December 31, 2020, through several transactions, including the following:

•The Company raised approximately $1.5 million through the sale of convertible notes;

•The Company raised approximately $674,000 in proceeds from the sale of shares of the Company’s stock; and

•The Company received approximately $4.0 million in PPP funds.

The Company also received a total of approximately $55 million in February 2021 in the following two transactions:

•The Company raised approximately $46.0 million in net proceeds in connection with a registered direct offering of its stock (see Note 14) and

•The Company raised approximately $9.0 million in net proceeds in connection with an equity line of credit financing arrangement.

Based on the recent capital raise as indicated above, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for 12 months from the issuance of our financial statements for the year ended December 31, 2020.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally. At the time of issuance of our consolidated financial statements, management believed that the previously reported going concern has been alleviated based on the reasons set forth above, and management determined that there is no longer any substantial doubt as to the Company’s ability to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2020 and  2019.  Significant intercompany balances and transactions have been eliminated.

Use of estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets, valuation allowance for deferred tax assets and impairment of non-current assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.  The ultimate impact from COVID-19 on the Company’s operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2021 and beyond.  COVID-19 did have a negative impact on the Company’s financial performance in 2020.  During the year ended December 31, 2020, the Company took an impairment charge related to intangible assets and goodwill of $1,561,600.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.   As of December 31, 2020 and 2019, the Company had no cash equivalents.

Major Customers

The Company had two customers that made up 10% and 8%, respectively, of accounts receivable as of December 31, 2020.  The Company had one customer that made up 7% of accounts receivable as of December 31, 2019.

For the year ended December 31, 2020, the Company had one customer that made up 10% of total revenues.  For the year ended December 31, 2019, the Company had one customer that made up 13% of total revenues

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  As of December 31, 2020 and 2019, allowance for bad debt was $49,914 and $18,710, respectively.

Inventory

Inventory for all subsidiaries, except Deluxe, is valued at weighted average and first-in; first-out basis for Deluxe. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work-in-process and finished goods.  Inventory, net at December 31, 2020 and 2019 consists of:

	December 31,	December 31,
	2020	2019
Raw materials	$1,584,651	$1,791,733
Work in process	573,806	576,196
Finished goods	508,145	59,972
	2,666,602	2,427,901
Reserve	-	(26,659)
Inventory, net	$2,666,602	$2,401,242

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from ten years to 39 years as follows:

Automobiles & Trucks	5 to 7 years
Buildings and improvements	39 years
Leasehold Improvements	15 years or time remaining on lease (whichever is shorter)
Machinery and equipment	10 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Automobiles and trucks	$918,602	$563,614
Machinery and equipment	5,436,847	3,792,964
Office furniture and fixtures	119,546	119,526
Buildings and improvements	16,167,000	14,167,000
Leasehold improvements	-	12,816
Total Property and equipment	22,641,995	18,655,920
Less: Accumulated depreciation	(3,342,709)	(1,498,075)
Property and equipment, net	$19,299,286	$17,157,845

Included in Buildings and improvements in the above table are two buildings of $9,000,000 and $2,000,000 related to sale leaseback transactions in connection with the acquisitions of Deluxe and Excel. (See Note 3.)

During the year ended December 31, 2019, the Company terminated its lease agreement for the building it leased in San Diego, California which removed $3,895,000 and $294,525 from building and leasehold improvements, respectively.  The lease of the San Diego building was accounted for as a capital lease.  As a result of the termination of this lease, the Company recognized a loss on disposal of property and equipment of $237,048 In addition, as part of the termination, the Company issued the landlord a note payable in the amount of $2,740,000 (see Note 4).

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer List	3-15 years
Non-compete agreements	5-15 years
Software development	5 years
Patents	17 years

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Intangible assets consisted of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Software	$278,474	$278,474
Noncompete	205,457	100,000
Customer lists	2,031,187	2,861,187
Patents	5,800,137	-
Total Intangible assets	8,315,255	3,239,661
Less: Accumulated amortization	(572,171)	(465,043)
Intangibles, net	$7,743,084	$2,774,618

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending December 31,
2021	$728,517
2022	663,413
2023	654,625
2024	511,274
2025	492,264
Thereafter	4,692,991
Total	$7,743,084

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Deposits	$293,327	$285,927
Other	108,417	33,417
	$401,744	$319,344

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 360, Accounting for the Impairment of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During the year ended December 31, 2020, due to the loss of significant customer and the impact of COVID-19, the Company determined that the customer list for APF and Deluxe was impaired and took a charge to earnings of $671,500 and $450,000, respectively.  During the year ended December 31, 2019, there were no impairment losses.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.  We assess potential impairment by considering present economic conditions as well as future expectations.  All assessments of goodwill impairment are conducted at the individual reporting unit level.  As of December 31, 2020 and 2019, the reporting units with goodwill were QCA, Morris and Excel.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount.  During the year ended December 31, 2020, the Company determined that the goodwill for APF was impaired, as the company ceased operating as of August 31, 2020 and took a charge to earnings of $440,100.  During year ended December 31, 2019, there were no impairment charge related to goodwill.

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Contract Retentions

As of December 31, 2020 and 2019, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debt and options.  The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Loss available to stockholders	$(8,049,873)	132,987,390	$(0.06)	$(3,133,165)	75,206,998	$(0.04)
Effect of Dilutive Securities
Convertible debt	(1,001,192)	6,624,400	-			-
Dilute EPS
Loss available to stockholders plus
assumed conversions	$(9,051,065)	139,611,790	$(0.06)	$(3,133,165)	75,206,998	$(0.04)

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 – Leases

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

As of December 31, 2020, the future minimum finance and operating lease payments are as follows:

	Finance	Operating
Years Ending December 31,	Leases	Leases
2021	$1,936,603	$402,688
2022	1,966,588	103,124
2023	1,983,755	105,156
2024	1,978,189	107,188
2025	1,862,341	26,924
Thereafter	17,561,746	-
Total payments	27,289,222	745,080
Less: imputed interest	(10,962,519)	(141,550)
Total obligation	16,326,703	603,530
Less: current portion	(639,527)	(334,500)
Non-current capital leases obligations	$15,687,176	$269,030

Finance Leases

In 2016, the Company sold a building and used the money to purchase QCA.  Because this was a financing transaction, the sale is recorded under "financing lease obligation" on the accompanying consolidated balance sheet and amortized over the 15-year term of the lease.  The term of the lease has been extended through September 30, 2032, at a monthly rate of approximately $69,000.  These payments are reflected in the table above.  During the year ended December 31, 2019, the Company terminated its lease agreement for this building.  As a result of the termination of this lease, the Company recognized a loss on disposal of property and equipment of $177,574.  A letter of credit of $1,000,000 was provided to the landlord in the above QCA financing lease obligation that was collateralized by a deposit of $207,311.  In connection with the termination of this lease in 2019, the deposit account collateralizing the letter of credit was no longer required.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

During the year ended December 31, 2020, the Company entered into three finance leases for equipment totaling $756,990. Each has a 60 month term with an interest rate ranging from 6.7% to 9%.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2020:

		December 31,	December 31,
	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right of use assets	$581,311	$660,032
Total lease assets		$581,311	$660,032

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$334,500	$266,623
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	269,030	403,931
Total lease liability		$603,530	$670,554

During the year ended December 31, 2020, the Company amended its lease for its office space in Phoenix, Arizona through March 2025. As a result of this amendment, the Company remeasured the right of use asset and liability and recorded an additional $193,541 in right of use asset on the date of the modification.

The lease expense for the years ended December 31, 2020 and 2019 was $373,884 and $350,339, respectively.  The cash paid under operating leases during the years ended December 31, 2020 and 2019 was $362,771 and $339,818, respectively.  At December 31, 2020, the weighted average remaining lease terms were 2.98 years and the weighted average discount rate was 15%.

Note 4 – Notes Payable

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES.  The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3 year anniversary.  The Company is not current on its payments on the note.  The balance as of December 31, 2020 is $2,857,500; the default rate is 10% and the daily late charge is $575.

On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 (“Secured APF Notes”) as part of the consideration for the purchase of APF.  The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF.  The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding.  During the year ended December 31, 2020, the Company amended both of the notes.  The noteholders forgave all $450,000 of the $450,000 convertible notes (See Note 6) in exchange for an increase in their notes payable of $67,617. The principal amount of their notes payable was amended to $1,689,000 at 0% interest with weekly payments of $4,086 and the balance to be paid on May 27, 2022.  The Company recognized a gain on settlement of debt of $382,384 related to these transactions. The Company made payments on the note after the settlement of $62,019.  The balance of these notes at December 31, 2020 was $1,569,769.

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF.  The note bears interest at 10.25% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022.

In connection with the Morris acquisition in January 2019, the Company issued three subordinated secured promissory notes for an aggregate of $3,100,000.  The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary.  The Company also issued three supplemental notes payable for an aggregate of $350,000.  The notes bear interest at 4.25% per annum and are due on the 1-year anniversary. In May 2020, the Company amended the three supplemental notes of $116,667 each with the sellers of Morris.  The notes were due January 1, 2020.  Each of the new notes as of the date of amendment had accrued interest of $2,703. This was added to the note resulting in the principal amount of each of the new notes equaling to $119,370.  The amendment required an initial payment of $30,000 for each note, which was made on May 23, 2020, and 8 monthly installments of $10,000 with one final payment of $13,882 through January 2021.  The amended notes have an interest rate of 6%. The Company is current on all of the respective subordinated notes and the supplemental notes have been paid in full as of the date of this report.

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bears interest at 8.75% and is due in January 2020. In January 2020, the Company entered into a debt conversion agreement with the seller which fully settled the second note. (See Note 7)

In connection with the Excel acquisition in February 2020, the Company issued a subordinated secured promissory note to the seller.  The note for $2,300,000 bears interest at 4.25% per annum, requires monthly interest only payments for 48 months and is due February 2024. The ending balance for this loan as of December 31, 2020 was $2,062,318.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

In November 2019, in connection with the termination of the lease for the San Diego building, the Company issued the landlord a note payable.  The note is for $2,740,000, bears interest at 7% with monthly payments starting at $15,984 and is due in November 2034. No principal payments have been made, the outstanding balance as of December 31, 2020 was $2,810,646.

In October and November 2019 the Company entered into two merchant agreements which are secured by rights to customer receipts until the loans have been repaid in full and subject to interest rates ranging from 13% to 20%. Under the terms of these agreements, the Company will receive the disclosed purchase price of $600,000 and $300,000, respectively and agreed to repay the disclosed purchased amount of $839,400 and $420,000, respectively. The merchant lenders collect the purchase amounts at the disclosed weekly payment rates of $29,978 and $11,667 over a period of 28 weeks and 36 weeks, respectively.   These loans were personally guaranteed by the CEO and COO. Both merchant agreements were paid in full during the year ended December 31, 2020.

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

In April and May 2020 the Company received seven loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $4,340,956; this includes the assumption of Impossible Aerospace’s PPA Loan of $444,850.  The loans have terms of 24 months and accrue interest at 1% per annum.  The Company expects some or all of these loans to be forgiven as provided in the CARES Act.

The outstanding balances for the loans as of December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
Lines of credit, current portion	$2,819,793	$3,816,103
Equipment loans, current portion	245,388	368,011
Term notes, current portion	4,035,730	3,849,273
Merchant loans	-	690,784
Total current	7,100,911	8,724,171
PPP loans	4,340,956	-
Long-term portion of equipment loans and term notes	10,860,494	9,850,184
Total notes payable	$22,302,361	$18,574,355

Future scheduled maturities of outstanding notes payable from related parties are as follows:

Years Ending December 31,
2021	$7,100,911
2022	9,758,821
2023	426,368
2024	2,468,874
2025	309,246
Thereafter	2,238,141
Total	$22,302,361

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Note 5 – Notes Payable, Related Parties

At December 31, 2020 and 2019, notes payable due to related parties consisted of the following:

	December 31,	December 31,
	2020	2019
Notes payable; non-interest bearing; due upon demand; unsecured	$3,000	$4,500
Note payable; bearing interest at 8% per annum; due June 30, 2017; unsecured	-	7,500
Series of notes payable, bearing interest at rates from 3% to 20% per annum, with maturity dates from July 2018 to July 2020, unsecured	235,651	329,820
Total notes payable - related parties	$238,651	$341,820

The above notes which were in default as of December 31, 2020, were due on demand by the lenders as of the date of this Report.

Note 6 – Convertible Notes Payable

At December 31, 2020 and 2019, convertible notes payable consisted of the following:

	December 31,	December 31,
	2020	2019
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 20% per annum, with due dates ranging from April 2016 through October 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise prices ranging from $0.10 to $1 per share.	$25,000	$25,000

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

	1,291,463	1,324,588
Convertible note payable issued in January 2017, bearing interest at rates of 10% per annum, and due in January 2018. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at an exercise price of $1 per share.	-	10,000

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

On April 5, 2018, the Company entered into convertible promissory notes for an aggregate principal amount of $450,000 as part of the consideration for the acquisition of APF.  The convertible notes are due in full in 36 months and bear interest at 4.25% per annum, and are convertible into shares of Class A common stock after 6 months from the issuance date at a rate of $1 per share.  During the year ended December 31, 2020, $450,000 of convertible notes were settled for the issuance of a note payable in the net amount of $67,617.  A gain on settlement of $382,384 was recognized during the year ended December 31, 2020.(See Note 4 and (B) below)

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

	-	500
On August 30, 2018, the Company entered into a variable convertible note for $337,500 with net proceeds of $303,750. The note is due February 28, 2019 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of December 31, 2020.	-	187,681
On October 23, 2018, the Company entered into a variable convertible note for $220,000 with net proceeds of $198,000. The note is due December 14, 2018 and bears interest at 10% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a discount of 42% to the average of the two lowest trading closing prices of the stock for ten days prior to conversion. This note was amended in November 2019 to affect a floor in the conversion price of $0.15 per share. The note was fully converted as of December 31, 2020.	-	115,000

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200.  The note is due September 7, 2019 and bears interest at 12% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increased the interest to 15% and affect a floor in the conversion price of $0.15 per share. $187,462 of principal amount of note was converted during December 31, 2020.

	7,538	195,000
On November 6, 2019, the Company issued a convertible note for $600,000 with net proceeds of $570,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. This note was fully converted as of December 31, 2020.	-	600,000
On November 6, 2019, the Company issued a convertible note for $350,000. The note is due November 6, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. This note was fully converted as of December 31, 2020.	-	350,000
On November 14, 2019, the Company issued a convertible note for $137,870. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. The note was fully converted as of December 31, 2020.	-	137,870
On November 14, 2019, the Company issued convertible note for $35,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. This note was fully converted as of December 31, 2020.	-	35,000
On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. As of December 31, 2020 this amount is past due.	200,000	200,000
In December 2020, the Company issued convertible notes to individual investors. The notes are due six months from the date of issuance; accrue interest at 5% per annum and are convertible into shares of the Company's Class A common stock at fixed rates ranging from of $0.25 to $3.00.	1,482,500	-
Total convertible notes payable	3,006,501	3,630,639
Less: discount on convertible notes payable	(1,343,624)	(846,833)
Total convertible notes payable, net of discount	1,662,877	2,783,806

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Less: current portion of convertible notes payable	(562,242)	(1,110,118)
Long-term portion of convertible notes payable	$1,100,635	$1,673,688

(A) In May and June 2020 the Company amended the following seller notes:   The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020 was amended to extend the maturity date to May 4, 2027 at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at December 31, 2020 was $735,329.  The convertible note with Dwight Hargreaves with a $551,001 balance as of June 5, 2020 was amended to extend the maturity date to June 5, 2026 at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at December 31, 2020 was $556,135.  A loss on extinguishment of debt of $192,272 was recognized on these transactions.

(B) The convertible note with Andy Galbach with an outstanding balance of $450,000 was settled by forgiving $301,500 of the convertible note in exchange for an amendment of another note (one of the Secured APF Notes) which was amended to increase the principal amount by $172,179.  The amended note had an amount of $1,239,000 and accrues interest at 0% with weekly payments of $2,644 and the balance to be paid on May 27, 2022.  A gain on settlement of $129,321 on the Andy Galbach promissory note and convertible note was recognized during the year ended December 31, 2020. The convertible note with Carl Davis with an outstanding balance of $148,500 was settled by forgiving the entire $148,500 of the convertible note in exchange for an amendment of another note (one of the Secured APF Notes) which was amended to decrease the principal amount by $104,562.  The amended note had an amount of $450,000 and accrues interest at 0% with weekly payments of $1,442 and the balance to be paid on May 27, 2022.  A gain on settlement of $253,063 Carl Davis promissory note and convertible note was recognized during the year ended December 31, 2020.

The discounts on convertible notes payable arise from stock issued with notes payable, beneficial conversion features, as well as conversion features of certain convertible notes being treated as derivative liabilities (see Note 11).  During the years ended December 31, 2020 and 2019, the Company issued convertible notes with a fixed conversion price.  The beneficial conversion feature related to these convertible notes that have been recorded as a discount on the convertible notes and as a component of equity was $1,482,500.  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the years ended December 31, 2020 and 2019 amounted to $985,709 and $1,144,756, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $1,343,624 as of December 31, 2020, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2018	$3,094,735
Issuance of convertible notes payable for cash	873,000
Issuance of convertible notes payable for penalty interest	492,890
Issuance of convertible notes payable for debt settlement	127,634
Repayment of notes	(1,473,180)
Conversion of notes payable to common stock	(457,292)
Discount from derivative liability and beneficial conversion feature	(1,018,737)
Amortization of debt discounts	1,144,756
Balance outstanding, December 31, 2019	2,783,806
Issuance of convertible notes payable for cash	1,482,500
Non-cash extinguishment	(2,470)
Repayment of notes	(335,896)
Conversion of notes payable to common stock	(1,525,544)
Penalty interest added to convertible note	15,000
Convertible note issued for interest	192,272
Settlement of convertible note	(450,000)
Amortization of debt discounts	985,709
Discount from beneficial conversion feature	(1,482,500)
Balance outstanding, December 31, 2020	$1,662,877

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Note 7 – Stockholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock.

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

As of December 31, 2020 and 2019, 5 and 0 shares of Series B Preferred Stock were outstanding and were issued to officers for services rendered.

Series C Preferred Stock

The Company designated 2,028,572 shares of Series C Preferred Stock with a stated value of $3.50 per share.  No dividends will accrue on the Series C Preferred Stock.  If dividends are declared on the Company’s Class A, Class B, or Class C Common Stock, the holders of the Series C Preferred Stock will participate in such dividends on a per share basis, pari passu with the Classes of Common Stock.

Voting Rights - The Series C Preferred Stock will vote together with the Class A Common Stock on a one-vote-for-one-Preferred-share basis. As long as any shares of Series C Preferred Stock are outstanding, the Company may not, without the affirmative vote or written consent of the holders of a majority of the then outstanding shares of the Series

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

C Preferred Stock, (a) alter or change the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designation, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Preferred Stock, or (c) enter into any agreement or arrangement with respect to any of the foregoing.

Liquidation -Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of the Series C Preferred Stock shall participate on a per share basis with the holders of the Class A, Class B, and Class C Common Stock of the Company, and shall be entitled to share equally, on a per share basis, all assets of the Company of whatever kind available for distribution to the holders of all classes of the Common Stock. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record holder of Series C Preferred Stock.

Conversion - The Series C Preferred Stock shall be convertible automatically into shares of the Company's Class A Common Stock (the “Automatic Conversion”) as follows:

•Each share of Series C Preferred Stock will automatically convert into shares of the Company’s Class A Common  Stock on the earlier to occur of (a) the fifth day after the twenty-four month anniversary of the original issue date or (b) the fifth day after the date on which the Company’s Class A Common Stock first trades on a national securities exchange (including but not limited to NASDAQ, NYSE, or NYSE American but excluding OTCQX Market) (such date, the “Automatic Conversion Date”).

•The number of shares of the Company’s Class A Common Stock into which the Series C Preferred Stock shall be converted shall be determined by multiplying the number of shares of Series C Preferred Stock to be converted by the $3.50 stated value, and then dividing that product by the Conversion Price. The Conversion Price shall be equal to the Variable Weighted Average Price (“VWAP”) of the five Trading Days prior to the Automatic Conversion Date. “VWAP” shall be defined as the volume weighted average price of the Company’s Class A Common Stock on the OTC Markets or other stock exchange or trading medium where such shares are traded as reported by Bloomberg, L.P. using the VWAP function. If for any reason, VWAP cannot be thus determined, “VWAP” shall mean the average closing or last sale prices over the five Trading Days prior to the Automatic Conversion Date of the Company’s Class A Common Stock on the OTC Markets or such other exchange or trading medium.

Restrictions on Resales of Class C Common Stock - The sale of shares of the Company’s Class A Common Stock issued at the time of conversion by any holder into the market or to any private purchaser shall be limited to not more than twenty-five percent (25%) of all conversion shares received by such holder at the time of the automatic conversion in any given 120-day period.

Company Redemption Rights -At any time on or prior to the Automatic Conversion Date, the Company shall have the right to redeem all (but not less than all) shares of the Series C Preferred Stock issued and outstanding at any time after the original issue date,  upon three (3) business days’ notice, at a redemption price per share of Series C Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the stated value of $3.50 per share.

During the year ended December 31, 2020, the Company issued 1,714,286 shares of Series C Preferred Stock in connection with the acquisition of assets of IA that were valued at $5,848,013.

As of December 31, 2020 and 2019, 1,714,286 and 0 shares of Series C Preferred Stock were outstanding.

Series D Preferred Stock

The Company designated 1,628,572 shares of Series D Preferred Stock with a stated value of $3.50 per share. No dividends will accrue on the Series D Preferred Stock.  If dividends are declared on the Company’s Class A, Class B, or Class C Common Stock, the holders of the Series D Preferred Stock will participate in such dividends on a per share basis, pari passu with the Classes of Common Stock.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Voting Rights - The Series D Preferred Stock will vote together with the Class A Common Stock on a one-vote-for-one-Preferred-share basis.  As long as any shares of Series D Preferred Stock are outstanding, the Company may not, without the affirmative vote or written consent of the holders of a majority of the then outstanding shares of the Series D Preferred Stock, (a) alter or change the powers, preferences or rights given to the Series D Preferred Stock or alter or amend the Certificate of Designation, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series D Preferred Stock, or (c) enter into any agreement or arrangement with respect to any of the foregoing.

Liquidation - Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of the Series D Preferred Stock shall participate on a per share basis with the holders of the Class A, Class B, and Class C Common Stock of the Company, and shall be entitled to share equally, on a per share basis, all assets of the Company of whatever kind available for distribution to the holders of all classes of the Common Stock. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record holder of Series D Preferred Stock.

Conversion - The Series D Preferred Stock shall be convertible automatically into shares of the Company's Class A Common Stock (the “Automatic Conversion”) as follows:

•Each share of Series D Preferred Stock will automatically convert into shares of the Company’s Class A Common  Stock on the earlier to occur of (a) the fifth day after the twenty-four month anniversary of the original issue date or (b) the fifth day after the date on which the Company’s Class A Common Stock first trades on a national securities exchange (including but not limited to NASDAQ, NYSE, or NYSE American but excluding OTCQX Market) (such date, the “Automatic Conversion Date”).

•The number of shares of the Company’s Class A Common Stock into which the Series D Preferred Stock shall be converted shall be determined by multiplying the number of shares of Series D Preferred Stock to be converted by the $3.50 stated value, and then dividing that product by the Conversion Price. The Conversion Price shall be equal to the Variable Weighted Average Price (“VWAP”) of the five Trading Days prior to the Automatic Conversion Date. “VWAP” shall be defined as the volume weighted average price of the Company’s Class A Common Stock on the OTC Markets or other stock exchange or trading medium where such shares are traded as reported by Bloomberg, L.P. using the VWAP function. If for any reason, VWAP cannot be thus determined, “VWAP” shall mean the average closing or last sale prices over the five Trading Days prior to the Automatic Conversion Date of the Company’s Class A Common Stock on the OTC Markets or such other exchange or trading medium.

Restrictions on Resales of Class A Common Stock - The sale of shares of the Company’s Class A Common Stock issued at the time of conversion by any holder into the market or to any private purchaser shall be limited to not more than twenty-five percent (25%) of all conversion shares received by such holder at the time of the automatic conversion in any given 90-day period.

Company Redemption Rights -At any time on or prior to the Automatic Conversion Date, the Company shall have the right to redeem all (but not less than all) shares of the Series D Preferred Stock issued and outstanding at any time after the original issue date,  upon three (3) business days’ notice, at a redemption price per share of Series D Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the stated value of $3.50 per share.

Registration Rights -The shares issued on conversion of the Series D Preferred Stock have piggyback registration rights beginning on that date which his six months after the date on which the Company’s Class A Common Stock trades on a national securities exchange, and are subject to standard underwriter holdback limitations

As of December 31, 2020 and 2019, 0 and 0 shares of Series D Preferred Stock were outstanding.

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue three classes of common stock: Class A common stock, which has one vote per share, Class B common stock, which has ten votes

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

The Company had the following transactions in its common stock during the year ended December 31, 2020:

•issued 11,513,935 shares of Class A common stock for cash for total proceeds of $674,469;

•issued 12,861,995 shares of Class A common stock for the conversion of convertible debt and accrued interest of $1,929,300;

•issued 1,617,067 shares of Class A common stock and 1,617,067 shares of Class C common stock to the Seller of Deluxe for the settlement of debt of $485,120; the fair value of the stock was $330,528.  The Company recognized a gain on the settlement of debt of $154,592;

•issued 300,000 shares of Class A common stock with a fair value of $44,700 to a noteholder as penalty interest;

•issued 4,023,088 shares of Class B common stock to settle unpaid salaries of $603,463; and

•issued 2,590,000 shares of Class C common stock for compensation valued at $240,093.  The value was determined based on the market value of the Company common stock on the grant date.

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

•issued 2,700,000 shares of Class A common stock for a penalty related to a convertible note.  The shares were valued at $680,625 which is based on the market value per share at the settlement date;

•issued 200,000 shares of Class A common stock as a result of the conversion of a similar number of Class B common stock;

•issued 7,097,595 shares of Class C common stock as a dividend to the Class A common stockholders; and

•issued 200,000 shares of Class B common stock and 2,827,606 shares of Class C common stock to officer, directors and employees for services rendered valued at $43,474.

Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan").  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The following summarizes the stock option activity for the years ended December 31, 2020 and 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2018	1,790,000	$0.19	9.10	$-
Granted	0
Forfeited	0
Exercised	0
Outstanding at December 31, 2019	1,790,000	$0.19	8.10	$176,445
Granted	0
Forfeited	0
Exercised	0
Outstanding at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855

Vested and expected to vest
at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855

Exercisable at December 31, 2020	1,286,969	$0.23	6.96	$4,389,821

The following table summarizes information about options outstanding and exercisable as of December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.05	979,000	7.38	$0.05	577,500	$0.05
0.10	85,000	7.28	0.10	53,125	0.10
0.13	388,500	6.58	0.13	339,938	0.13
0.26	114,000	6.34	0.26	106,875	0.26
0.90	223,500	6.27	0.90	209,531	0.90
	1,790,000			1,286,969

During the years ended December 31, 2020 and 2019, stock option expense amounted to $78,652 and $78,437, respectively.  Unrecognized stock option expense as of December 31, 2020 amounted to $43,748, which will be recognized over a period extending through December 2022.

Warrants

As of December 31, 2020 and 2019, the Company had 275,000 and 277,001 warrants outstanding with a weighted average exercise price of $1.01 and $1.01, respectively.  At December 31, 2020 and 2019, the weighted average remaining life of 0.23 and 1.23 years, respectively, and the aggregate intrinsic value was $723,250 and $0, respectively.  During the year ended December 31, 2020, 2001 warrants expired.

Note 8 – Business Combinations

Morris

On January 9, 2019, (with an effective date of January 1, 2019) the Company entered into a Securities Purchase Agreement (the "SPA") with Morris Sheet Metal Corp., an Indiana corporation, JTD Spiral, Inc. a wholly owned

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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
$6,109,906

Per the SPA, one year after the closing date, the sellers would calculate monthly the 85/25 requirement to meet the Construction Industry Exemption for the Withdraw Liability (WDL). If the calculations verified that Morris Sheet Metal Corp. and/or JTD Spiral, Inc. met the Exemption requirement for six consecutive months the Company would pay the sellers a $500,000 success fee.  In January 2020, the Company determined that the conditions were not met; therefore the Company was not required to pay the additional $500,000.

Simultaneous with the purchase of Morris, a building owned by Morris prior to the acquisition was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $3,267,000 were used to fund the cash consideration to the sellers.  The building and the lease is being treated as a financing lease (see Note 3).

Deluxe

On November 6, 2019, the Company purchased all of the outstanding capital stock and units of Deluxe Sheet Metal, Inc., an Indiana corporation, and of DSM Holding, LLC, an Indiana limited liability company, and purchased certain real estate from Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”) This acquisition was considered an acquisition of a business under ASC 805.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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
$3,496,343

Simultaneous with the purchase of Deluxe, a building, owned by Deluxe prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $9,000,000 were used to fund the cash consideration to the sellers.  The building and the lease is being treated as a financing lease (see Note 3).

Excel

On February 21, 2020, the Company purchased Excel Fabrication, LLC., an Idaho Limited Liability Company (“Excel”).  This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Cash	$174,283
Accounts receivable	1,943,480
Inventory	9,075
Property and equipment	2,958,190
Customer list	410,000
Goodwill	7,629
Accounts payable	(340,151)
Accrued expenses and other current liabilities	(262,506)
$4,900,000

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The purchase price was paid as follows:

Cash	$2,600,000
Seller notes	2,300,000
$4,900,000

Simultaneous with the purchase of Excel, a building, owned by Excel prior to the acquisition, was sold in a sale-leaseback transaction agreement, whereby the building was leased from the buyer for 15 years.  The proceeds from the sale-leaseback of $2,000,000 were used to fund the cash consideration to the seller.  The building and the lease is being treated as a financing lease (see Note 3).

Impossible Aerospace

On November 13, 2020, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 1, Inc. a Delaware corporation (“Merger Sub”), entered into a merger agreement (the “Agreement”) with IA pursuant to which IA merged with and into Merger Sub. The IA acquisition closed on December 15, 2020, and the Company added IA to the Company’s aerospace services portfolio of companies.

Under the provision of ASC 805, the Company had to determine whether this acquisition was a business combination or an asset (or a group of assets) acquisition. In doing so, the Company determined that the acquisition of IA is in fact an asset purchase.  Of the consideration given for the IA purchase more than 95% is concentrated in a single asset or a group of assets in Intellectual Property. And as such, the Company accounted for this acquisition as an asset acquisition in accordance with ASC 805-10-20.  Accordingly, the assets acquired are initially recognized at the consideration paid, which was fair value of the preferred series C stock issued, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair values. The assets acquired and liabilities assumed of were as follows at the purchase date:

Purchase Allocation
Cash	$453,876
Inventory	199,438
Property and equipment	108,753
Patent	5,800,138
Non-solicitation covenant	105,457
Accrued expenses and other current liabilities	(374,799)
SBA loan (PPP funds)	(444,850)
$5,848,013

The purchase price was paid as follows:

Series C Preferred Stock	$5,848,013
$5,848,013

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The following are the unaudited pro forma results of operations for the years ended December 31, 2020 and 2019, as if Morris, Deluxe, Excel, and IA had been acquired on January 1, 2019.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Years Ended December 31,
	2020	2019
Sales	$34,527,429	$44,746,995
Cost of goods sold	29,103,480	37,828,725
Gross profit	5,423,949	6,918,270
Operating expenses	13,933,972	17,478,575
Loss from operations	(8,510,023)	(10,560,305)
Net loss from continuing operations	(10,646,319)	(13,732,688)
Loss per share	(0.08)	(0.18)

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A full valuation allowance is established against the remaining net deferred tax assets as of December 31, 2020 and 2019 based on estimates of recoverability.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.  The Company's deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The following is a reconciliation of the difference between the effective and statutory income tax rates for years ended December 31:

	2020		2019
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,690,473)	21.0%	$(657,965)	21.0%
State income taxes	(482,992)	6.0%	(187,990)	6.0%
Permanent differences	(495,960)	6.2%	(406,359)	13.0%
Valuation allowance against net deferred tax assets	2,576,374	-32.0%	1,165,260	-37.2%
Effective rate	$(93,051)	1.2%	$(87,054)	2.8%

The significant components of the deferred tax assets at December 31, 2020 and 2019, are summarized below:

	2020	2019
Deferred income tax asset
Net operation loss carryforwards	$6,559,060	$3,828,580
Total deferred income tax asset	6,559,060	3,828,580
Less: valuation allowance	(6,559,060)	(3,828,580)
Total deferred income tax asset	$-	$-

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

The significant components of the deferred tax liabilities at December 31, 2020 and 2019, are summarized below:

	2020	2019

Deferred income tax liabilities:
Book to tax differences in intangible assets	$428,199	$521,250
Total deferred income tax liability	$428,199	$521,250

The deferred tax liability is mostly made up of the difference between book and tax values for property and equipment and intangible assets.

The Company has recorded as of December 31, 2020 and 2019 a valuation allowance of $6,559,060 and $3,828,580, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years.  Management has based its assessment on the Company's lack of profitable operating history.

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2020 and 2019.

The Company has net operating loss carry-forwards of approximately $23.5 million.  Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029.  The tax years from 2017 to 2020 are still subject to audit.

Note 10 – Industry Segments

This summary presents the Company's segments, QCA ,APF, Morris, Deluxe, Excel and IA for the years ended December 31, 2020 and 2019:

	Years Months Ended December 31,
	2020	2019

Revenue
QCA	$10,521,932	$9,050,560
APF	2,080,978	4,471,713
Morris	10,478,939	12,881,450
Deluxe	7,330,236	1,574,474
Excel	3,042,264	-
Unallocated and eliminations	-	173,327
	$33,454,349	$28,151,524

Gross profit
QCA	$2,723,821	$2,270,301
APF	51,956	603,795
Morris	1,962,404	2,535,141
Deluxe	224,413	174,046
Excel	401,033	-
Unallocated and eliminations	-	59,195
	$5,363,627	$5,642,478

Income (loss) from operations
QCA	$547,529	$(242,729)
APF	(1,545,567)	(189,013)
Morris	402,807	673,650
Deluxe	(1,435,146)	(653,980)
Excel	(788,970)	-
Unallocated and eliminations	(3,074,517)	(2,067,654)
	$(5,893,864)	$(2,479,726)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Depreciation and amortization
QCA	$347,586	$307,172
APF	271,919	368,813
Morris	448,520	426,528
Deluxe	723,658	119,671
Excel	242,697	-
Unallocated and eliminations	35,882	33,333
	$2,070,262	$1,255,517

Interest Expenses
QCA	$559,068	$227,726
APF	165,274	346,927
Morris	1,016,204	425,177
Deluxe	967,133	384,828
Excel	421,377	-
Unallocated and eliminations	2,334,541	3,852,547
	$5,463,597	$5,237,205

Net income (loss)
QCA	$18,945	$(292,399)
APF	(1,385,184)	(473,135)
Morris	(81,824)	279,592
Deluxe	(2,304,345)	1,104,971
Excel	(1,210,347)	-
Unallocated and eliminations	(3,087,118)	(6,172,043)
	$(8,049,873)	$(5,553,014)

	As of	As of
	December 31,	December 31,
	2020	2019
Total Assets
QCA	$9,574,237	$6,359,711
APF	1,157,699	5,344,175
Morris	6,881,599	8,771,165
Deluxe	12,039,414	14,810,307
Excel	3,727,168	-
Impossible Aerospace	6,342,863	-
Unallocated and eliminations	1,011,203	516,240
	$40,734,183	$35,801,598

Goodwill
QCA	$1,963,761	$1,963,761
APF	-	440,100
Morris	113,592	113,592
Deluxe	-	-
Excel	-	-
Impossible Aerospace	7,629	-
Unallocated and eliminations	-	-
	$2,084,982	$2,517,453

Accounts receivable, net
QCA	$1,938,446	$1,234,898
APF	45,022	831,477
Morris	1,944,269	3,488,340

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Deluxe	2,015,745	3,156,492
Excel	541,387	-
Unallocated and eliminations	-	20,358
	$6,484,869	$8,731,565

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

The Company estimated the fair value of the derivative liabilities using the Black-Scholes Option Pricing Model and the following key assumptions during the year ended December 31, 2019:

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2020 and 2019.  There were no derivative liabilities at December 31, 2020 as the convertible notes with variable conversion prices were repaid during the year ended December 31, 2020.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$-	$-	$-	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,298,609	$-	$-	$2,298,609

The below table presents the change in the fair value of the derivative liabilities during the years ended December 31, 2020:

Derivative liability balance, December 31, 2018	$1,892,321
Issuance of derivative liability during the period	1,538,865
Derivative liability resolution	(864,679)
Change in derivative liability during the period	(267,898)
Derivative liability balance, December 31, 2019	2,298,609
Change in derivative liability during the period	(2,298,609)
Derivative liability balance, December 31, 2020	$-

Note 12 - Contingencies

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT.  The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). The parties have engaged in discovery and settlement negotiations, both of which were ongoing.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

Note 13 – Discontinued Operations

In December 2018, the Company decided to shut down the operations of its VWES subsidiary.  In February 2019, VWES filed for Chapter 7 bankruptcy.

VWES has been presented as discontinued operations in the accompanying consolidated financial statements.

The operating results for VWES have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2020 and 2019 as discontinued operations and are summarized below:

	Years Ended December 31,
	2020	2019
Revenue	$-	$-
Cost of revenue	-	-
Gross Profit	-	-
Operating expenses	-	95,179
Loss from operations	-	(95,179)
Other income (expenses)	-	-
Net loss	$-	$(95,179)

As of December 31, 2019, VWES’ bankruptcy was completed and the Company removed all the assets and liabilities of VWES resulting in a gain on the disposition of discontinued operations of $2,515,028.

Note 14 – Subsequent Events

In January 2021, the Company entered into convertible notes totaling $388,000 with the conversion price of $3.00 per share maturing in 3 months and interest rates ranging from 5% to 6.25%.

Beginning February 9, 2021, and through the date of this Report, the Company paid down $10.9 million of debt including accrued interest; $2.4 million in lines of credit; $1.4 million in equipment notes; and $7.1 million in other notes.

In March 2021, the Company repurchased 514,286 outstanding restricted stock units (RSUs) which had not yet settled, from two individuals in privately negotiated transactions. The Company purchased 314,286 Series C Preferred Shares and 200,000 Series D Preferred Shares at $3.50 per share. The RSUs had been issued to the individuals in connection with recent merger transactions. The Company also purchased 15,000 Class C Shares each from three non-executive employees at $4.14 per share and returned those shares to treasury.

On April 8, 2021, the Company entered into a settlement agreement with Kevin Smith wherein the outstanding balance of his notes amounting to $1,883,418 including accrued interest and net other costs was settled in full through a payment of approximately $887,000 and the exchange of 1,617,067 shares of the Company’s Class C common shares held by him to the same number of the Company’s Class A common stock.

Vayu (US) Merger Transaction

On December 29, 2020, the Company entered into a merger agreement (the “Vayu Agreement”) with Vayu (US), Inc., a Delaware corporation (“Vayu”) were the Company issued 1,428,572 Series D Preferred shares to acquire Vayu.  The Vayu merger closed on February 8, 2021.

Registered Direct Offering

On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors to purchase of 8,333,333 shares of the Company’s Class A common stock for aggregate gross

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

proceeds of approximately $50 million.  A.G.P./Alliance Global Partners served as the placement agent and received a cash fee of 7% of the aggregate gross proceeds and warrants to purchase shares of the Company’s Class A Common Stock in an amount equal to 5% of the Shares from the offering with an exercise price of $6.60 per share and are not exercisable until August 16, 2021. Net proceeds from the sale of shares amounted to approximately $46 million.

Subsequent to December 31, 2020, the Company issued 1,524,064 shares of Class A common stock to an investor for cash for total proceeds of $9.3 million.  In addition, the Company issued 702,877 shares of Class A common stock for the conversion of debt.

EXHIBIT INDEX

Exhibit

NumberDescription

2.1Impossible Aerospace Merger Agreement dated November 13, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

2.2Vayu (US) Merger Agreement dated December 29, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

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

3.6By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.7Series C Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

3.8Series D Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

3.9Certificate of Amendment to Certificate of Incorporation (Name Change) filed February 5, 2021 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 8, 2021).

4.1Form of Placement Agent Warrant (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

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

10.17Amendment to Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.18Impossible Aerospace Consultant Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.19RSU Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.20Vayu (US) Employment Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.21RSU Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.22Form of Securities Purchase Agreement (AGP Transaction) (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

10.23Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

31Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ALPINE 4 HOLDINGS, INC.

Date: April 14, 2021By:/s/ Kent B. Wilson

Name:Kent B. Wilson

Title: Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer), President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson Kent B. Wilson	Chief Executive Officer, Chief Financial Officer, President, Director	April 14, 2021

/s/ Charles Winters Charles Winters	Chairman of the Board	April 14, 2021

/s/ Ian Kantrowitz Ian Kantrowitz	Director	April 14, 2021