Form 10-Q
period 2021-03-31
ALPINE 4 HOLDINGS, INC.
filed 2021-05-17
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐        No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2021, the issuer had 139,183,509 shares of its Class A common stock issued and outstanding, 9,023,088 shares of its Class B common stock issued and outstanding and 12,500,200 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2020.

Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, such statements do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$35,691,473	$277,738
Restricted cash	-	444,845
Accounts receivable, net	7,092,279	6,484,869
Contract assets	1,456,084	717,421
Inventory, net	3,393,341	2,666,602
Prepaid expenses and other current assets	416,682	32,301
Total current assets	48,049,859	10,623,776

Property and equipment, net	19,094,688	19,299,286
Intangible asset, net	14,590,504	7,743,084
Right of use assets, net	506,488	581,311
Goodwill	2,084,982	2,084,982
Other non-current assets	326,744	401,744

TOTAL ASSETS	$84,653,265	$40,734,183

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,641,713	$4,854,467
Accrued expenses	2,682,538	2,872,202
Contract liabilities	403,400	233,485
Notes payable, current portion	5,647,630	7,100,911
Notes payable, related parties	203,672	238,651
Convertible notes payable, current portion, net of discount of $634,712 and $1,343,624	1,470,788	562,242
Financing lease obligation, current portion	602,557	639,527
Operating lease obligation, current portion	317,463	334,500
Total current liabilities	14,969,761	16,835,985

Notes payable, net of current portion	7,549,291	15,201,450
Convertible notes payable, net of current portion	-	1,100,635
Financing lease obligations, net of current portion	15,421,571	15,687,176
Operating lease obligations, net of current portion	210,163	269,030
Deferred tax liability	428,199	428,199

TOTAL LIABILITIES	38,578,985	49,522,475

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at March 31, 2021 and December 31, 2020	5	5
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 1,714,286 and 1,714,286 shares issued and outstanding at March 31, 2021 and December 31, 2020	171	171
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 1,428,570 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	143	-
Class A Common stock, $0.0001 par value, 195,000,000 shares authorized, 136,923,432 and 126,363,158 shares issued and outstanding at March 31, 2021 and December 31, 2020	13,691	12,636
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 9,023,088 and 9,023,088 shares issued and outstanding at March 31, 2021 and December 31, 2020	902	902
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 14,117,267 and 14,162,267 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,412	1,417
Additional paid-in capital	91,982,825	30,991,978
Accumulated deficit	(45,924,869)	(39,795,401)
Total stockholders' equity (deficit)	46,074,280	(8,788,292)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,653,265	$40,734,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue, net	$8,668,405	$8,835,596
Cost of revenue	7,913,786	7,075,852
Gross Profit	754,619	1,759,744

Operating expenses:
General and administrative expenses	5,826,688	2,863,389
Total operating expenses	5,826,688	2,863,389
Loss from operations	(5,072,069)	(1,103,645)

Other income (expenses)
Interest expense	(1,471,723)	(1,649,227)
Change in value of derivative liability	-	2,298,609
Gain on extinguishment of debt	-	154,592
Gain on forgiveness of debt	429,540	-
Change in fair value of contingent consideration	-	500,000
Other income (expense)	(15,216)	50,059
Total other income (expenses)	(1,057,399)	1,354,033

Income (loss) before income tax	(6,129,468)	250,388

Income tax (benefit)	-	-

Net income (loss)	$(6,129,468)	$250,388

Weighted average shares outstanding :
Basic	154,616,490	127,207,693
Diluted	154,616,490	138,036,023

Basic Income (loss) per share	$(0.04)	$0.00

Diluted income (loss) per share	$(0.04)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	5	$5	1,714,286	$171	-	$-	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$30,991,978	$(39,795,401)	$(8,788,292)

Issuance of shares of common stock for cash, net of offering costs	-	-	-	-	-	-	9,857,397	985	-	-	-	-	54,301,997	-	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	702,877	70	-	-	-	-	109,760	-	109,830
Issuance of shares of series D preferred stock for acquisition	-	-	-	-	1,428,570	143	-	-	-	-	-	-	6,653,166	-	6,653,309
Repurchase of class C common stock	-	-	-	-	-	-	-	-	-	-	(45,000)	(5)	(185,845)	-	(185,850)
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,341	-	19,341
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	92,428	-	92,428
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,129,468)	(6,129,468)

Balance, March 31, 2021	5	$5	1,714,286	$171	1,428,570	$143	136,923,432	$13,691	9,023,088	$902	14,117,267	$1,412	$91,982,825	$(45,924,869)	$46,074,280

Balance, December 31, 2019	-	$-	-	$-	-	$-	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)
Issuance of shares of common stock for cash	-	-	-	-	-	-	3,941,753	394	-	-	-	-	249,606	-	250,000
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	4,648,879	464	-	-	-	-	696,868	-	697,332
Issuance of shares of common stock for debt settlement	-	-	-	-	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty	-	-	-	-	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for compensation	-	-	-	-	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of series B preferred stock	5	5	-	-	-	-	-	-	-	-	-	-	-	-	5
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,556	-	19,556
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	250,388	250,388

Balance, March 31, 2020	5	$5	-	$-	-	$-	110,577,860	$11,057	9,023,088	$902	11,572,267	$1,158	$21,707,848	$(31,495,140)	$(9,774,170)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2021	2020

OPERATING ACTIVITIES:
Net income (loss)	$(6,129,468)	$250,388
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	498,590	78,171
Amortization	223,836	406,091
Gain on extinguishment of debt	-	(154,592)
Gain of forgiveness of debt	(429,540)	-
Change in fair value of contingent consideration	-	(500,000)
Change in fair value of derivative liabilities	-	(2,298,609)
Stock issued for penalties	-	44,700
Employee stock compensation	19,341	19,561
Amortization of debt discounts	801,340	245,774
Non-cash lease expense	74,823	63,216
Change in current assets and liabilities:
Accounts receivable	(607,410)	1,950,811
Inventory	(726,739)	75,590
Contract assets	(738,663)	(365,970)
Prepaid expenses and other assets	(309,381)	140,673
Accounts payable	(1,242,754)	239,089
Accrued expenses	(478,911)	64,767
Contract liabilities	169,915	24,239
Operating lease liability	(75,904)	(62,755)
Deposits	-	(12,509)
Net cash provided by (used in) operating activities	(8,950,925)	208,635

INVESTING ACTIVITIES:
Capital expenditures	(243,992)	(68,182)
Cash paid for acquisitions	-	(2,033,355)
Cash assumed in acquisition	81,442	-
Net cash used in investing activities	(162,550)	(2,101,537)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	54,302,982	250,000
Proceeds from issuances of notes payable, related parties	-	19,000
Proceeds from issuances of notes payable, non-related party	11,800	748,710
Proceeds from issuances of convertible notes payable	408,000	-
Proceeds from financing lease	-	2,000,000
Repurchase of common stock	(185,850)	-
Repayments of notes payable, related party	(34,979)	(9,822)
Repayments of notes payable, non-related parties	(5,945,000)	(545,646)
Repayments of convertible notes payable	(1,291,463)	(73,902)
Proceeds from (repayment of) line of credit, net	(2,880,550)	(454,660)
Cash paid on financing lease obligations	(302,575)	(85,364)
Net cash provided by financing activities	44,082,365	1,848,316

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	34,968,890	(44,586)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	722,583	302,486

CASH AND RESTRICTED CASH, ENDING BALANCE	$35,691,473	$257,900

CASH PAID FOR:
Interest	$709,061	$1,114,034
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Penalty interest added to debt	$-	$15,000
Common stock issued for convertible note payable and accrued interest	$109,830	$697,332
Common stock issued for debt settlement	$-	$330,528
Issuance of note payable for acquisition	$-	$2,300,000
Common stock issued to settle unpaid salaries	$-	$603,463
Issuance of shares of series D preferred stock for acquisition	$6,653,309	$-
Beneficial conversion feature on convertible notes	$92,428	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2021. The results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  On March 2, 2021, the Company changed its name from Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc.

Effective January 1, 2019, the Company purchased all of the outstanding capital stock of Morris Sheet Metal Corp., an Indiana corporation (“MSM”), JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company, and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”).

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

Effective December 15, 2020, the Company purchased the assets of Impossible Aerospace Corporation, a Delaware corporation (“IA”).

Effective February 8, 2021, the Company purchased the assets of Vayu (US), Inc., a Delaware corporation (“Vayu”).

Effective May 1, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics, Inc., a Delaware corporation (“TDI”).

Effective May 4, 2021, the Company acquired all of the outstanding membership interests of KAI Enterprises, LLC, a Florida limited liability company, the sole asset of which was all of the outstanding membership interests of Alternative Laboratories, LLC, a Delaware limited liability company (“Alt Labs”).

As of the date of this Report, the Company is a holding company owning, directly or indirectly, eleven companies:

•A4 Corporate Services, LLC;

•ALTIA, LLC;

•Quality Circuit Assembly, Inc.;

•Morris Sheet Metal, Corp;

•JTD Spiral, Inc.;

•Excel Construction Services, LLC;

•SPECTRUMebos, Inc.;

•Impossible Aerospace, Inc.;

•Vayu (US);

•Thermal Dynamics, Inc.; and

•Alternative Laboratories, LLC.

Basis of presentation

The accompanying consolidated financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Liquidity

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

While the Company experienced a loss for the quarter ended March 31, 2021, of $6.1 million, and had a negative cash flow used in operations, there were significant non-recurring items related to the RSU purchases totaling approximately $1.8 million contributing to the loss.

The Company received a total of approximately $54.0 million in February 2021 in the following two transactions:

•The Company raised approximately $45.0 million in net proceeds in connection with a registered direct offering of its stock and;

•The Company raised approximately $9.0 million in net proceeds in connection with an equity line of credit financing arrangement.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of two operating companies which closed in May 2021 combined with improved performance from the existing operating companies.

Based on the capital raise as indicated above and management plans to improve cash flows from operations, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. The Company ended the March 31, 2021 quarter with $36.0 million in cash, and as of the date of this Report had $14.3 million in cash after the purchase of the two operating companies in May 2021. During the quarter, the Company paid down liabilities of approximately $13.0 million. In addition, approximately $1.0 million was used to build inventory and for capital expenditures. The current ratio was at 3.2 times at March 31, 2021.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2021, and December 31, 2020.  Significant intercompany balances and transactions have been eliminated.

Use of estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets, valuation allowance for deferred tax assets and impairment of non-current assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.  The ultimate impact from COVID-19 on the Company’s operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2021 and beyond.  COVID-19 did have a negative impact on the Company’s financial performance in 2020.  During the three months ended March 31, 2021, there was no impairment charge related to intangible assets and goodwill.

Major Customers

The Company had two customers that made up 14% and 9%, respectively, of accounts receivable as of March 31, 2021. The Company had two customers that made up 10% and 8%, respectively, of accounts receivable as of December 31, 2020.

For the three months ended March 31, 2021, the Company had two customers that made up 15% and 10% of total revenues. For the three months ended March 31, 2020, the Company had two customers that made up 14% and 11%, respectively, of total revenues.

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.  As of March 31, 2021 and December 31, 2020, the Company has no financial assets or liabilities that required to be fair valued on a recurring basis.

Earnings (loss) per shares

The Company presents both basic and diluted net loss per share on the face of the consolidated statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The only potentially dilutive securities outstanding during the periods presented were the convertible debt, options and warrants.  The following table illustrates the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Net Income (Loss)	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount
Basic EPS
Net income (loss)	$(6,129,468)	154,616,490	$(0.04)	$250,388	127,207,693	$0.00
Effect of Dilutive Securities
Convertible debt	-	-	-	(1,974,908)	10,828,330	-
Dilute EPS
Net income (loss) plus
assumed conversions	$(6,129,468)	154,616,490	$(0.04)	$(1,724,520)	138,036,023	$(0.01)

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

As of March 31, 2021, the future minimum finance and operating lease payments were as follows:

	Finance	Operating
Twelve Months Ending March 31,	Leases	Leases
2022	$1,875,305	$330,493
2023	1,907,673	103,632
2024	1,926,222	105,664
2025	1,960,103	107,696
2026	1,851,918	-
Thereafter	18,061,963	-
Total payments	27,583,184	647,485
Less: imputed interest	(11,559,056)	(119,859)
Total obligation	16,024,128	527,626
Less: current portion	(602,557)	(317,463)
Non-current capital leases obligations	$15,421,571	$210,163

As of October 1, 2020, the American Precision Fabricators, Inc. (“APF”) building lease with Harbor Island Properties, LLC was modified, assignment was transferred to Excel Fabrication, LLC (“Excel”), and Quality Circuit Assembly, Inc. (“QCA”). As part of the modification, the lease was extended through 2037 and the payment terms were amended effective January 15, 2021.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of March 31, 2021, and December 31, 2020:

		March 31,	December 31,
	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$506,488	$581,311
Total lease assets		$506,488	$581,311

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$317,463	$334,500
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	210,163	269,030
Total lease liability		$527,626	$603,530

Note 4 – Notes Payable

The outstanding balances for the loans as of March 31, 2021, and December 31, 2020, were as follows:

	March 31,	December 31,
	2021	2020
Lines of credit, current portion	$(60,757)	$2,819,793
Equipment loans, current portion	71,772	245,388
Term notes, current portion	5,636,615	4,035,730
Total current	5,647,630	7,100,911
PPP/EIDL loans	3,961,107	4,340,956
Long-term portion of equipment loans and term notes	3,588,184	10,860,494
Total notes payable	$13,196,921	$22,302,361

The negative line of credit balance represents funds owed to the Company from the prior lender as a direct result of transitioning out of the credit facility. The funds are being remitted from the lender on a weekly basis.

Future scheduled maturities of outstanding notes payable are as follows:

Twelve Months March 31,
2022	$5,647,630
2023	5,421,973
2024	2,062,318
2025	-
2026	-
Thereafter	65,000
Total	$13,196,921

Note 5 – Notes Payable, Related Parties

At March 31, 2021, and December 31, 2020, notes payable due to related parties consisted of the following:

	March 31,	December 31,
	2021	2020
Notes payable; non-interest bearing; due upon demand; unsecured	$3,000	$3,000
Series of notes payable, bearing interest at rates from 0% to 20% per annum, with maturity dates from April 2018 to July 2021, unsecured	200,672	235,651
Total notes payable - related parties	$203,672	$238,651

The above notes which were in default as of March 31, 2021, were due on demand by the lenders as of the date of this Report.

Note 6 – Convertible Notes Payable

At March 31, 2021, and December 31, 2020, convertible notes payable consisted of the following:

	March 31,	December 31,
	2021	2020
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 10% per annum, with due dates ranging from December 2016 through June 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise price of $1 per share.	$15,000	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 6 and 11, 2019, the Company extended the due date of the two notes to December 31, 2020 and December 31, 2022, respectively. In May and June 2020, these convertible notes were amended -- see (A) below. The outstanding principal and interest balances was fully paid during the three months ended March 31, 2021.	-	1,291,463

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200.  The note is due September 7, 2019 and bears interest at 12% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increased the interest to 15%. The outstanding principal and interest balance of the note was converted during the three months ended March 31. 2021.

	-	7,538
On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. As of March 31, 2021 this note is past due.	200,000	200,000
In December 2020 and January 2021, the Company issued convertible notes to individual investors. The notes are due three to six months from the date of issuance; accrue interest at 5 – 6.25% per annum and are convertible into shares of the Company's Class A common stock at a fixed rate of $0.25 to $3.00.	1,890,500	1,482,500
Total convertible notes payable	2,105,500	3,006,501
Less: discount on convertible notes payable	(634,712)	(1,343,624)
Total convertible notes payable, net of discount	1,470,788	1,662,877
Less: current portion of convertible notes payable	(1,470,788)	(562,242)
Long-term portion of convertible notes payable	$-	$1,100,635

(A) In May and June 2020 the Company amended the following seller notes:   The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020, was amended to extend the maturity date to May 4, 2027, at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at December 31, 2020, was $735,329.  The convertible note with Dwight Hargreaves with a $551,001 balance as of June 5, 2020, was amended to extend the maturity date to June 5, 2026, at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at December 31, 2020, was $556,135.  A loss on extinguishment of debt of $192,272 was recognized on these transactions.

The discounts on convertible notes payable arise from beneficial conversion features.  During the three months ended March 31, 2021, and the year ended December 31, 2020, the Company issued convertible notes with a fixed conversion price.  The beneficial conversion feature related to these convertible notes that have been recorded as a discount on the convertible notes and as a component of equity was $92,428 and $1,482,500 for the three months ended March 31, 2021, and the year ended December 31, 2020, respectively.  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the three months ended March 31, 2021 and 2020, amounted to $801,340 and $245,774, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  The unamortized discount balance for these notes was $634,712 as of March 31, 2021, which is expected to be amortized over the next 12 months.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2020	$1,662,877
Issuance of convertible notes payable for cash	408,000
Repayment of notes	(1,291,463)
Conversion of notes payable to common stock	(17,538)
Amortization of debt discounts	801,340
Discount from beneficial conversion feature	(92,428)
Balance outstanding, March 31, 2021	$1,470,788

Note 7 – Stockholders' Equity

Common Stock

The Company had the following transactions in its common stock during the three months ended March 31, 2021:

•On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors to purchase 8,333,333 shares of the Company’s Class A common stock for aggregate gross proceeds of approximately $50 million.  A.G.P./Alliance Global Partners served as the placement agent and received a cash fee of 7% of the aggregate gross proceeds and warrants to purchase shares of the Company’s Class A Common Stock in an amount equal to 5% of the Shares from the offering with an exercise price of $6.60 per share and are not exercisable until August 16, 2021. Net proceeds from the sale of shares amounted to approximately $45 million.

•issued 1,524,064 shares of Class A common stock to an investor for cash for total proceeds of $9.3 million.

•issued 702,877 shares of Class A common stock for the conversion of total debt and accrued liabilities totaling $109,830.

•repurchased 45,000 shares of Class C common stock for $185,850.

Preferred Stock

•On February 8, 2021, the Company issued 1,428,572 shares of Series D Preferred Stock in connection with the acquisition of assets of Vayu that were valued at $6,653,309.

•In March 2021, the Company repurchased 514,286 outstanding restricted stock units (RSUs) which had not yet settled, from two individuals in privately negotiated transactions. The Company repurchased 314,286 shares of Series C Preferred Stock and 200,000 shares of Series D Preferred Stock at $3.50 per share. The RSUs had been issued to the individuals in connection with the IA and Vayu acquisitions.

Stock Options

The following summarizes the stock option activity:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855
Granted	-
Forfeited	-
Exercised	-
Outstanding at March 31, 2021	1,790,000	$0.19	6.85	$6,105,255

Vested and expected to vest
at March 31, 2021	1,790,000	$0.19	6.85	$6,105,255

Exercisable at March 31, 2021	1,186,656	$0.23	6.73	$3,982,899

The following table summarizes information about options outstanding and exercisable as of March 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.05	979,000	7.13	0.05	489,500	0.05
0.10	85,000	7.03	0.10	42,500	0.10
0.13	388,500	6.34	0.13	338,250	0.13
0.26	114,000	6.09	0.26	106,875	0.26
0.90	223,500	6.02	0.90	209,531	0.90
	1,790,000			1,186,656

During the three months ended March 31, 2021 and 2020, stock option expense amounted to $19,341 and $19,556, respectively.  Unrecognized stock option expense as of March 31, 2021, amounted to $24,407, which will be recognized over a period extending through December 2022.

Warrants

The following summarizes the warrants activity:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2020	275,000	$1.01	0.23	$723,250
Granted	416,667	6.60
Forfeited	(75,000)	1.01
Exercised	-
Outstanding at March 31, 2021	616,667	$4.79	2.65	$518,000

Vested and expected to vest
at March 31, 2021	616,667	$4.79	2.65	$518,000

Exercisable at March 31, 2021	200,000	$1.01	0.08	$518,000

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2021:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$1.01	200,000	0.08	$1.01	200,000	$1.01
6.60	416,667	3.89	$6.60	-	$-
	616,667			200,000

During the three months ended March 31, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock (Note 7). The warrants have an exercise price of $6.60, become exercisable on August 16, 2021 and expire on February 16, 2025.

The fair value of the warrants of $2,498,637 was determined using the Black-Scholes option pricing model with the following assumptions:

Stock price	$6.00
Risk-free interest rate	0.01%
Expected life of the options	4 years
Expected volatility	347%
Expected dividend yield	0%

The fair value of the warrants was recorded as offering costs with a corresponding credit to additional paid in capital.

Note 8 – Business Combinations

Vayu (US)

Effective February 8, 2021, the Company purchased the assets of Vayu (US), Inc., a Delaware corporation (“Vayu”).

Under the provision of Accounting Standards Codification (“ASC”) 805, the Company had to determine whether this acquisition was a business combination or an asset (or a group of assets) acquisition. In doing so, the Company determined that the acquisition of Vayu was in fact an asset purchase.  Of the consideration given for the Vayu acquisition more than 95% was concentrated in a single asset or a group of assets in Intellectual Property. As such, the Company accounted for this acquisition as an asset acquisition in accordance with ASC 805-10-20.  Accordingly, the assets acquired are initially recognized at the consideration paid, which was the fair value of the series D preferred stock issued, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair values. The assets acquired and liabilities assumed of were as follows at the purchase date:

Purchase Allocation
Cash	$81,442
Property and equipment	50,000
Intellectual property	6,981,256
Non-solicitation covenant	90,000
Accrued expenses and other current liabilities	(411,539)
SBA loan (PPP funds)	(137,850)
$6,653,309

The purchase price was paid as follows:

Series D Preferred Stock	$6,653,309
$6,653,309

The following are the unaudited pro forma results of operations for the three months ended March 31, 2021 and 2020, as if Excel, Impossible Aerospace, Inc. (“IA”), and Vayu had been acquired on January 1, 2020.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Three Months Ended March 31,
	2021	2020
Sales	$8,668,405	$9,843,175
Cost of goods sold	7,915,165	7,816,809
Gross profit	753,240	2,026,366
Operating expenses	5,967,965	4,265,430
Loss from operations	(5,214,725)	(2,239,065)
Net loss	(6,272,124)	(793,849)
Loss per share	(0.04)	(0.01)

Note 9 – Industry Segments

This summary presents the Company's segments, QCA; APF; Morris Sheet Metal Corp, Morris Enterprises LLC, and Morris Transportation LLC (collectively, “Morris”); Deluxe Sheet Metal, Inc., DSM Holding, LLC (collectively, “DSM”), Excel, IA, and Vayu for the three months ended March 31, 2021, March 31, 2020, and December 31, 2020:

	Three Months Ended March 31,
	2021	2020

Revenue
QCA	$3,738,309	$2,030,126
APF	-	529,041
Morris	3,388,522	3,254,927
Deluxe	877,813	2,394,164
Excel	663,761	627,338
	$8,668,405	$8,835,596

Gross profit (loss)
QCA	$912,277	$505,782
APF	-	(29,642)
Morris	346,999	629,623
Deluxe	(746,565)	514,195
Excel	241,908	139,786
	$754,619	$1,759,744

Income (loss) from operations
QCA	$323,831	$(109,152)
APF	(69,642)	(228,444)
Morris	(267,903)	190,867
Deluxe	(1,665,959)	79,962
Excel	(169,940)	(220,960)
IA	(1,275,922)	-
Vayu	(941,857)	-
Unallocated and eliminations	(1,004,677)	(815,918)
	$(5,072,069)	$(1,103,645)

Depreciation and amortization
QCA	$123,945	$53,981
APF	39,414	71,961
Morris	83,817	151,264
Deluxe	182,930	176,250
Excel	65,975	30,806
IA	96,007	-
Vayu	82,237	-
Unallocated and eliminations	48,101	-
	$722,426	$484,262

Interest Expenses
QCA	$138,279	$120,445
APF	4,077	79,944
Morris	92,712	374,400
Deluxe	183,833	257,202
Excel	105,291	47,855
Unallocated and eliminations	947,531	769,381
	$1,471,723	$1,649,227

Net income (loss)
QCA	$164,966	$(185,690)
APF	(73,719)	(365,115)
Morris	(355,087)	320,412
Deluxe	(1,849,950)	(79,306)
Excel	(275,231)	(268,815)
IA	(919,232)	-
Vayu	(869,007)	-
Unallocated and eliminations	(1,952,208)	828,902
	$(6,129,468)	$250,388

	As of	As of
	March 31,	December 31,
	2021	2020
Total Assets
QCA	$12,805,827	$9,574,237
APF	1,071,291	1,157,699
Morris	9,035,623	6,881,599
Deluxe	11,089,695	12,039,414
Excel	3,706,679	3,727,168
IA	6,158,133	6,342,863
Vayu	7,148,884	-
Unallocated and eliminations	33,637,133	1,011,203
	$84,653,265	$40,734,183

Goodwill
QCA	$1,963,761	$1,963,761
Morris	113,592	113,592
Excel	7,629	7,629
	$2,084,982	$2,084,982

Accounts receivable, net
QCA	$2,742,176	$1,938,446
APF	45,022	45,022
Morris	2,325,268	1,944,269
Deluxe	1,356,367	2,015,745
Excel	623,446	541,387
	$7,092,279	$6,484,869

Note 10 - Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business.  Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. As of the date of this Report, the Company was not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows, except as set forth below.

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

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

Note 11 – Subsequent Events

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

Alternative Laboratories Purchase Transaction

On May 4, 2021, the Company entered into a purchase agreement to acquire all the membership interests in Alternative Laboratories, LLC (“Alt Labs”), a Delaware limited liability company, for a cash consideration of $10 million and 361,787 shares of the Company’s class A common stock.  The acquisition of Alt Labs closed on May 7, 2021.

Thermal Dynamics Purchase Transaction

On April 27, 2021, the Company entered into a purchase agreement with Thermal Dynamics International, Inc. (“Thermal Dynamics”) to acquire 100% of its outstanding shares of stock for a cash consideration of $6,354,000 and 281,223 shares of the Company’s class A common stock.   The acquisition of Thermal Dynamics closed on May 5, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three months ended March 31, 2021, included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended December 31, 2020 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Overview and Highlights

Company Background

Alpine 4 Holdings, Inc. (“we,” “our,” or the “Company”), was incorporated under the laws of the State of Delaware on April 22, 2014. We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators.   At Alpine 4, we understand the nature of how technology and innovation can accentuate a business.  Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation.   We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.  This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date of this Report, the Company was a holding company that owned eleven operating subsidiaries:

-A4 Corporate Services, LLC;

-ALTIA, LLC;

-Quality Circuit Assembly, Inc.;

-Morris Sheet Metal, Corp;

-JTD Spiral, Inc.;

-Excel Construction Services, LLC;

-SPECTRUMebos, Inc.;

-Impossible Aerospace, Inc.;

-Vayu (US), Inc.;

-Thermal Dynamics, Inc.; and

-Alternative Laboratories, LLC.

In the first quarter of 2020, we created three additional subsidiaries to act as silo holding companies, organized by industries. These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). In the first quarter of 2021, we formed additional silo subsidiaries: A4 Defense Systems, Inc. (“A4 Defense”); and A4 Aerospace Corporation. All of these are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these subsidiaries.

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

Effective May 1, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics, Inc., a Delaware corporation (“Thermal Dynamics”).

Effective May 4, 2021, the Company acquired all of the outstanding membership interests of KAI Enterprises, LLC, a Florida limited liability company, the sole asset of which was all of the outstanding membership interests of Alternative Laboratories, LLC, a Delaware limited liability company (“Alt Labs”).

Alpine 4 maintains our corporate office located at 2525 E. Arizona Biltmore Circle, Suite C237, Phoenix, Arizona 85016. ALTIA works out of the headquarters offices.  QCA rents a location at 1709 Junction Court #380 San Jose, California 95112. Deluxe Sheet Metal’s facilities are located at 6661 Lonewolf Dr, South Bend, Indiana 46628. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Impossible Aerospace’s headquarters are located at 2222 Ronald St, Santa Clara, California 95050. Vayu (US) has its headquarters at 3815 Plaza Drive, Ann Arbor, MI 48108. The headquarters for TDI are located at 14955 Technology Ct, Fort Myers, FL 33912. Alt Labs has it headquarters at 14955 Technology Ct, Fort Myers, FL 33912.

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

Results of Operations

The following are the results of our operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change

Revenue	$8,668,405	$8,835,596	$(167,191)
Cost of revenue	7,913,786	7,075,852	837,934
Gross Profit	754,619	1,759,744	(1,005,125)

Operating expenses:
General and administrative expenses	5,826,688	2,863,389	2,963,299
Total operating expenses	5,826,688	2,863,389	2,963,299
Loss from operations	(5,072,069)	(1,103,645)	(3,968,424)

Other income (expenses)
Interest expense	(1,471,723)	(1,649,227)	177,504
Change in value of derivative liabilities	-	2,298,609	(2,298,609)
Gain on extinguishment of debt	429,540	154,592	274,948
Change in fair value of contingent consideration	-	500,000	(500,000)
Other income	(15,216)	50,059	(65,275)
Total other expenses	(1,057,399)	1,354,033	(2,411,432)

Loss before income tax	(6,129,468)	250,388	(6,379,856)

Income tax expense	-	-	-

Net income (loss)	$(6,129,468)	$250,388	$(6,379,856)

Revenue

Our revenues for the three months ended March 31, 2021, decreased by $167,191 as compared to the three months ended March 31, 2020.  In 2021, the decrease in revenue is related to $1,516,351 for Deluxe; and $529,041 for APF; offset by an increase of $1,708,183 for QCA; $133,595 for Morris and $36,423 for Excel.  The decrease in revenue was driven by the closure of APF. The decrease in revenue was driven mainly by our construction services group as COVID 19 continued to cause pressure within this group. We do, however, expect a pickup in revenue in the second quarter of 2021 and thereafter resulting in a year over year organic increase.

Cost of revenue

Our cost of revenue for the three months ended March 31, 2021, increased by $837,934 as compared to the three months ended March 31, 2020.  In 2020, the increase in our cost of revenue related to $1,301,688 for QCA; and $416,219 for Morris; offset by a decrease of $558,683 for APF; $255,591 for Deluxe and $65,699 for Excel.   In the quarter ended March 31, 2021, there was significant cost of revenue pressure which was a direct result of lower revenue in our construction services group as well as lower margins on the mix of jobs.

Operating expenses

Our operating expenses for the three months ended March 31, 2021, increased by $2,963,299 as compared to the three months ended March 31, 2020.  The increase is due to the purchase of RSU in connection with the acquisitions of Impossible Aerospace and Vayu of $1,100,451 and $726,932, respectively.

Other expenses

Other income for the three months ended March 31, 2021, decreased by $2,411,432 as compared to the same period in 2020. This decrease was primarily due to the change in derivative liability and change in fair value of contingent consideration.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable.  We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments. In the first quarter of 2021, we raised approximately $54,000,000 through the sale of our common stock.

In April and May 2020, we received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107.  The loans have terms of 24 months and accrue interest at 1% per annum.  We expect some or all of these loans to be forgiven as provided by in the CARES Act.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities and improved cash flows from operations including the two acquisitions that closed in May 2021. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be No guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2021.

For a summary of our critical accounting policies, refer to Note 2 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K filed on April 15, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting.  However, as discussed in our Annual Report for the year ended December 31, 2020, we have hired additional accounting staff, including a Chief Accounting Officer.  Management will continue to work to improve the Company’s disclosure controls and procedures throughout 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. As of the date of this Report, discovery was proceeding. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

In the three-months ended March 31, 2021, the Company issued an aggregate of 702,877 shares of its restricted Class A common stock for convertible debt of $109,830.

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

3.1Series C Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

3.2Series D Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

3.3Certificate of Amendment to Certificate of Incorporation (Name Change) filed February 5, 2021 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 8, 2021).

10.1Impossible Aerospace Consultant Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.2RSU Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.3Vayu (US) Employment Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.4RSU Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.5Form of Securities Purchase Agreement (AGP Transaction) (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

10.6Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Alpine 4 Holdings, Inc.

Dated: May 17, 2021

By: /s/ Kent B. Wilson

Kent B. Wilson

Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer)

By: /s/ Larry Zic

Larry Zic

Chief Accounting Officer

(Principal Accounting Officer)