Form 10-Q
period 2021-06-30
ALPINE 4 HOLDINGS, INC.
filed 2021-08-16
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐        No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 4, 2021, the issuer had 144,881,317 shares of its Class A common stock issued and outstanding, 8,673,088 shares of its Class B common stock issued and outstanding and 12,500,200 shares of its Class C common stock issued and outstanding.

TABLE OF CONTENTS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,457,452	$277,738
Restricted cash	1,400,000	444,845
Accounts receivable, net	10,328,941	6,484,869
Contract assets	2,688,198	717,421
Inventory, net	7,842,668	2,666,602
Prepaid expenses and other current assets	830,361	32,301
Total current assets	33,547,620	10,623,776

Property and equipment, net	20,728,221	19,299,286
Intangible asset, net	29,440,716	7,743,084
Right of use assets, net	4,060,920	581,311
Goodwill	5,866,454	2,084,982
Other non-current assets	383,905	401,744

TOTAL ASSETS	$94,027,836	$40,734,183

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,337,706	$4,854,467
Accrued expenses	4,170,001	2,872,202
Contract liabilities	3,371,787	233,485
Notes payable, current portion	10,062,633	7,100,911
Notes payable, related parties	107,820	238,651
Convertible notes payable, current portion, net of discount of $0 and $1,343,624	357,500	562,242
Financing lease obligation, current portion	608,301	639,527
Operating lease obligation, current portion	763,328	334,500
Total current liabilities	24,779,076	16,835,985

Notes payable, net of current portion	2,946,796	15,201,450
Convertible notes payable, net of current portion	-	1,100,635
Financing lease obligations, net of current portion	15,652,386	15,687,176
Operating lease obligations, net of current portion	3,311,749	269,030
Deferred tax liability	428,199	428,199

TOTAL LIABILITIES	47,118,206	49,522,475

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at June 30, 2021 and December 31, 2020	5	5
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 1,714,286 and 1,714,286 shares issued and outstanding at June 30, 2021 and December 31, 2020	171	171
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 1,428,570 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	143	-
Class A Common stock, $0.0001 par value, 195,000,000 shares authorized, 144,828,817 and 126,363,158 shares issued and outstanding at June 30, 2021 and December 31, 2020	14,486	12,636
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,673,088 and 9,023,088 shares issued and outstanding at June 30, 2021 and December 31, 2020	867	902
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 14,162,267 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,250	1,417
Additional paid-in capital	95,944,854	30,991,978
Accumulated deficit	(49,052,146)	(39,795,401)
Total stockholders' equity (deficit)	46,909,630	(8,788,292)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,027,836	$40,734,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$14,130,730	$9,042,864	$22,540,269	$17,878,460
Cost of revenue	10,166,670	7,086,848	17,821,590	14,162,700
Gross Profit	3,964,060	1,956,016	4,718,679	3,715,760

Operating expenses:
General and administrative expenses	6,353,075	2,450,613	12,179,763	5,314,002
Impairment loss of intangible assets and goodwill	-	1,111,600	-	1,111,600
Research and development	515,202	-	515,202	-
Total operating expenses	6,868,277	3,562,213	12,694,965	6,425,602
Loss from operations	(2,904,217)	(1,606,197)	(7,976,286)	(2,709,842)

Other income (expenses)
Interest expense	(1,216,587)	(905,842)	(2,688,310)	(2,555,069)
Change in value of derivative liability	-	-	-	2,298,609
Gain (loss) on extinguishment of debt	803,079	(62,951)	803,079	91,641
Gain on forgiveness of debt	159,742	-	589,282	-
Change in fair value of contingent consideration	-	-	-	500,000
Other income	30,706	12,076	15,490	62,135
Total other income (expenses)	(223,060)	(956,717)	(1,280,459)	397,316

Loss before income tax	(3,127,277)	(2,562,914)	(9,256,745)	(2,312,526)

Income tax (benefit)	-	-	-	-

Net loss	$(3,127,277)	$(2,562,914)	$(9,256,745)	$(2,312,526)

Weighted average shares outstanding:
Basic	161,712,406	131,173,215	158,184,050	129,190,454
Diluted	161,712,406	131,173,215	158,184,050	139,071,976

Basic loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.02)

Diluted loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	5	$5	1,714,286	$171	-	$-	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$30,991,978	$(39,795,401)	$(8,788,292)

Issuance of shares of common stock for cash, net of offering costs	-	-	-	-	-	-	9,857,397	985	-	-	-	-	54,301,997	-	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	702,877	70	-	-	-	-	109,760	-	109,830
Issuance of shares of series D preferred stock for acquisition	-	-	-	-	1,428,570	143	-	-	-	-	-	-	6,653,166	-	6,653,309
Repurchase of class C common stock	-	-	-	-	-	-	-	-	-	-	(45,000)	(5)	(185,845)	-	(185,850)
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,341	-	19,341
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	92,428	-	92,428
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,129,468)	(6,129,468)

Balance, March 31, 2021	5	5	1,714,286	171	1,428,570	143	136,923,432	13,691	9,023,088	902	14,117,267	1,412	91,982,825	(45,924,869)	46,074,280

Issuance of shares of common stock for acquisitions	-	-	-	-	-	-	643,010	64	-	-	-	-	2,535,007	-	2,535,071
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	5,295,308	534	-	-	-	-	1,419,034	-	1,419,568
Conversion of Class C to Class A	-	-	-	-	-	-	1,617,067	162	-	-	(1,617,067)	(162)	-	-	-
Conversion of Class B to Class A	-	-	-	-	-	-	350,000	35	(350,000)	(35)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	7,988	-	7,988
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,127,277)	(3,127,277)

Balance, June 30, 2021	5	$5	1,714,286	$171	1,428,570	$143	144,828,817	$14,486	8,673,088	$867	12,500,200	$1,250	$95,944,854	$(49,052,146)	$46,909,630

Balance, December 31, 2019	-	$-	-	$-	-	$-	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)
Issuance of shares of common stock for cash	-	-	-	-	-	-	3,941,753	394	-	-	-	-	249,606	-	250,000
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	4,648,879	464	-	-	-	-	696,868	-	697,332
Issuance of shares of common stock for debt settlement	-	-	-	-	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty	-	-	-	-	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for compensation	-	-	-	-	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of series B preferred stock	5	5	-	-	-	-	-	-	-	-	-	-	-	-	5
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,556	-	19,556
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	250,388	250,388

Balance, March 31, 2020	5	5	-	-	-	-	110,577,860	11,057	9,023,088	902	11,572,267	1,158	21,707,848	(31,495,140)	(9,774,170)

Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,556	-	19,556
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,562,914)	(2,562,914)
Balance, June 30, 2020	5	$5	-	$-	-	$-	110,577,860	$11,057	9,023,088	$902	11,572,267	$1,158	$21,727,404	$(34,058,054)	$(12,317,528)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(9,256,745)	$(2,312,526)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,673,164	1,029,544
Gain on extinguishment of debt	(803,079)	(91,641)
Gain of forgiveness of debt	(589,282)	-
Change in fair value of contingent consideration	-	(500,000)
Change in fair value of derivative liabilities	-	(2,298,609)
Stock issued for penalties	-	44,700
Employee stock compensation	27,329	39,117
Amortization of debt discounts	1,436,052	370,136
Non-cash lease expense	210,025	130,534
Impairment loss of intangible asset and goodwill	-	1,111,600
Change in current assets and liabilities:
Accounts receivable	(2,037,949)	2,584,318
Inventory	(2,554,413)	2,356
Contract assets	(1,144,546)	16,322
Prepaid expenses and other assets	(389,719)	145,904
Accounts payable	(822,645)	(952,505)
Accrued expenses	1,045,814	(371,138)
Contract liabilities	(950,176)	247,715
Operating lease liability	(218,087)	(126,302)
Deposits	-	(12,509)
Net cash used in operating activities	(14,374,257)	(942,984)

INVESTING ACTIVITIES:
Capital expenditures	(317,958)	(68,182)
Cash paid for acquisitions	(16,824,000)	(2,513,355)
Cash assumed in acquisition	81,442	-
Net cash used in investing activities	(17,060,516)	(2,581,537)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	54,302,982	250,000
Proceeds from issuances of notes payable, related parties	-	19,000
Proceeds from issuances of notes payable, non-related party	15,609	4,644,817
Proceeds from issuances of convertible notes payable	408,000	-
Proceeds from financing lease	-	2,000,000
Repurchase of common stock	(185,850)	-
Repayments of notes payable, related party	(130,831)	(207,822)
Repayments of notes payable, non-related parties	(6,992,968)	(1,375,914)
Repayments of convertible notes payable	(1,680,964)	(195,008)
Repayment of line of credit	(2,821,033)	(1,003,477)
Cash paid on financing lease obligations	(345,303)	(213,565)
Net cash provided by financing activities	42,569,642	3,918,031

NET INCREASE IN CASH AND RESTRICTED CASH	11,134,869	393,510

CASH AND RESTRICTED CASH, BEGINNING BALANCE	722,583	302,486

CASH AND RESTRICTED CASH, ENDING BALANCE	$11,857,452	$695,996

CASH PAID FOR:
Interest	$1,099,209	$1,985,847
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Penalty interest added to debt	$-	$15,000
Common stock issued for convertible note payable and accrued interest	$1,529,398	$697,332
Common stock issued for debt settlement	$-	$330,528
Issuance of note payable for acquisition	$-	$2,300,000
Common stock issued for acquisition	$2,535,071	$-
Common stock issued to settle unpaid salaries	$-	$603,463
ROU asset and operating lease obligation recognized under Topic 842	$3,689,634	$193,541
Remeasurement of finance lease liability	$279,287	$-
Equipment purchased on financing lease	$-	$756,990
Other asset reclassified to fixed asset	$-	$86,471
Issuance of shares of series D preferred stock for acquisition	$6,653,309	$-
Beneficial conversion feature on convertible notes	$92,428	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2021. The results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Effective November 6, 2019, the Company purchased all of the outstanding capital stock and units of Deluxe Sheet Metal, Inc., an Indiana corporation, and DSM Holding, LLC, an Indiana limited liability company, and purchased certain real estate from Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”).

Effective February 21, 2020, the Company purchased all of the outstanding units of Excel Fabrication, LLC., an Idaho limited liability company (“Excel”).  Excel subsequently changed its name to Excel Construction Services, LLC.

Effective December 15, 2020, the Company purchased the assets of Impossible Aerospace Corporation, a Delaware corporation (“IA”).

Effective February 8, 2021, the Company purchased the assets of Vayu (US), Inc., a Delaware corporation (“Vayu”).

On May 5, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics, Inc., a Delaware corporation (“TDI”).

On May 10, 2021, the Company acquired all of the outstanding membership interests of KAI Enterprises, LLC, a Florida limited liability company, the sole asset of which was all of the outstanding membership interests of Alternative Laboratories, LLC, a Delaware limited liability company (“Alt Labs”).

As of the date of this Report, the Company was a holding company owning, directly or indirectly, eleven companies:

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

While the Company experienced a loss for the six months ended June 30, 2021, of $9.3 million, and had a negative cash flow used in operations, there were significant non-recurring items related to the RSU purchases totaling approximately $1.8 million contributing to the loss.

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

Based on the capital raise as indicated above and management’s plans to improve cash flows from operations, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. The Company ended the June 30, 2021, quarter with $10.5 million in cash and $1.4 million in restricted cash after the purchase of the two operating companies in May 2021. As of the date of this Report, the Company had $7.1 million in cash and $1.4 million in restricted cash. During the six months ended June 30, 2021, the Company paid down liabilities of approximately $13.0 million. In addition, approximately $3.0 million was used to build inventory and for capital expenditures.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2021 and December 31, 2020.  Significant intercompany balances and transactions have been eliminated.

Use of estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of long-lived assets, valuation allowance for deferred tax assets and impairment of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.  The ultimate impact from COVID-19 on the Company’s operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2021 and beyond.  COVID-19 did have a negative impact on the Company’s financial performance in 2020.  During the six months ended June 30, 2021, there was no impairment charge related to intangible assets and goodwill.

Cash and Restricted Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of June 30, 2021, and December 31, 2020, the Company had no cash equivalents. As of June 30, 2021, and December 31, 2020, the Company had $1,400,000 and $444,845 in restricted cash, respectively, for amounts held in escrow. The $1,400,000 held in escrow as of June 30, 2021 was for the purchase of the building located at 4740 Cleveland Ft. Myers, FL, for Alt Labs (see Note 8).

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	June 30,	December 31,
	2021	2020
Cash	$10,457,452	$277,738
Restricted cash	1,400,000	444,845
Total cash and restricted cash shown in statement of cash flows	$11,857,452	$722,583

Major Customers

The Company had two customers that made up 13% and 12%, respectively, of accounts receivable as of June 30, 2021. The Company had two customers that made up 10% and 8%, respectively, of accounts receivable as of December 31, 2020.

For the six months ended June 30, 2021 and 2020, the Company had one customer that made up 13% and 10% of total revenues, respectively

Fair value measurements

Accounting Standards Codification (“ASC”)  820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.  As of June 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis.

Research and Development

The Company focuses on quality control and development of new products and the improvement of existing products. All cost related to research and development activities are expensed as incurred. During the six months ended June 30, 2021, research and development cost totaled $515,202.

Earnings (loss) per shares

The Company presents both basic and diluted net loss per share on the face of the consolidated statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The only potentially dilutive securities outstanding during the periods presented were the convertible debt, options and warrants.  The following table illustrates the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(3,127,277)	161,712,406	$(0.02)	$(2,562,914)	131,173,215	$(0.02)
Effect of Dilutive Securities
Convertible debt	-	-	-	-	-	-
Dilute EPS
Net loss plus
assumed conversions	$(3,127,277)	161,712,406	$(0.02)	$(2,562,914)	131,173,215	$(0.02)

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(9,256,745)	158,184,050	$(0.06)	$(2,312,526)	129,190,454	$(0.02)
Effect of Dilutive Securities
Convertible debt	-	-	-	(1,772,619)	9,881,522	-
Dilute EPS
Net loss plus
assumed conversions	$(9,256,745)	158,184,050	$(0.06)	$(4,085,145)	139,071,976	$(0.03)

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

As of June 30, 2021, the future minimum finance and operating lease payments were as follows:

	Finance	Operating
Twelve Months Ending June 30,	Leases	Leases
2022	$1,887,487	$944,156
2023	1,919,067	804,140
2024	1,938,189	806,172
2025	1,944,185	780,772
2026	1,849,137	700,000
Thereafter	17,705,691	583,333
Total payments	27,243,756	4,618,573
Less: imputed interest	(10,983,069)	(543,496)
Total obligation	16,260,687	4,075,077
Less: current portion	(608,301)	(763,328)
Non-current financing leases obligations	$15,652,386	$3,311,749

As of October 1, 2020, the American Precision Fabricators, Inc. (“APF”) building lease with Harbor Island Properties, LLC was modified, assignment was transferred to Excel Fabrication, LLC (“Excel”), and Quality Circuit Assembly, Inc. (“QCA”). As part of the modification, the lease was extended through 2037 and the payment terms were amended effective January 15, 2021. As a result of this amendment, the Company remeasured the finance lease liability and recorded an additional $279,287 to the related asset and finance lease liability on the date of the modification.

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2021, and December 31, 2020:

		June 30,	December 31,
	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$4,060,920	$581,311
Total lease assets		$4,060,920	$581,311

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$763,328	$334,500
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	3,311,749	269,030
Total lease liability		$4,075,077	$603,530

On May 3, 2021, the Company entered into a lease agreement for the building on 4740 Cleveland in Ft. Myers, Fl. The lease has a term of 72 months with monthly payments ranging from $40,833 to $49,583 from May 2021-July 2021 and $58,333 from August 2021 through the end of the term. The Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $3,689,634 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 3.96%.

At June 30, 2021 and December 31, 2020, the weighted average remaining lease terms were 5.49 and 2.98 years; respectively, and the weighted average discount rate were 11% and 15%, respectively.

Note 4 – Notes Payable

The outstanding balances for the loans as of June 30, 2021, and December 31, 2020, were as follows:

	June 30,	December 31,
	2021	2020
Lines of credit, current portion	$-	$2,819,793
Equipment loans, current portion	64,120	245,388
PPP loans	4,586,158	-
Term notes, current portion	5,412,355	4,035,730
Total current	10,062,633	7,100,911
PPP/EIDL loans	877,083	4,340,956
Long-term portion of equipment loans and term notes	2,069,713	10,860,494
Total notes payable	$13,009,429	$22,302,361

Future scheduled maturities of outstanding notes payable are as follows:

Twelve Months Ending June 30,
2022	$10,062,633
2023	819,478
2024	2,062,318
2025	-
2026	-
Thereafter	65,000
Total	$13,009,429

During the six months ended June 30, 2021, the Company received forgiveness on four loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Company recognized a gain on forgiveness of debt of $589,282.

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bore interest at 8.75% matured in January 2020 and was fully settled through a debt conversion agreement with the seller.  On April 8, 2021, the Company entered into a settlement agreement with the seller wherein the outstanding balance on the first note amounting to $1,883,418 including accrued interest and net other costs was settled in full through a payment of approximately $887,000 and the exchange of 1,617,067 shares of the Company’s Class C common shares held by the seller for the same number of shares of the Company’s Class A common stock. The Company recognized a gain on extinguishment of debt totaling $803,079 during the six months ended June 30, 2021 as a result of the settlement of the note.

Note 5 – Notes Payable, Related Parties

At June 30, 2021, and December 31, 2020, notes payable due to related parties consisted of the following:

	June 30,	December 31,
	2021	2020
Notes payable; non-interest bearing; due upon demand; unsecured	$3,000	$3,000
Series of notes payable, bearing interest at rates from 0% to 20% per annum, with maturity dates from April 2018 to July 2021, unsecured	104,820	235,651
Total notes payable - related parties	$107,820	$238,651

Two non-interest-bearing notes totaling $3,000 were in default as of June 30, 2021. These notes were due on demand by the lenders as of the date of this Report.

Note 6 – Convertible Notes Payable

At June 30, 2021, and December 31, 2020, convertible notes payable consisted of the following:

	June 30,	December 31,
	2021	2020
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 10% per annum, with due dates ranging from December 2016 through June 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise price of $1 per share.	$7,500	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 6 and 11, 2019, the Company extended the due date of the two notes to December 31, 2020 and December 31, 2022, respectively. In May and June 2020, these convertible notes were amended -- see (A) below. The outstanding principal and interest balances were fully paid during the six months ended June 30, 2021.	-	1,291,463

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200.  The note is due September 7, 2019 and bears interest at 12% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increase the interest rate to 15% and effect a floor in the conversion price of $0.15 per share. The outstanding principal and interest balance of the note was converted during the six months ended June 30, 2021.

	-	7,538
On November 14, 2019, the Company issued a convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. As of June 30, 2021, this note is past due.	200,000	200,000
In December 2020 and January 2021, the Company issued convertible notes to individual investors totaling to $1,890,500. The notes are due three to six months from the date of issuance; accrue interest at 5 – 6.25% per annum and are convertible into shares of the Company's Class A common stock at a fixed rate of $0.25 to $3.00. As of June 30, 2021, the remaining note outstanding is past due.	150,000	1,482,500
Total convertible notes payable	357,500	3,006,501
Less: discount on convertible notes payable	-	(1,343,624)
Total convertible notes payable, net of discount	357,500	1,662,877
Less: current portion of convertible notes payable	(357,500)	(562,242)
Long-term portion of convertible notes payable	$-	$1,100,635

In May and June 2020 the Company amended the following seller notes:

-The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020, was amended to extend the maturity date to May 4, 2027, at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at December 31, 2020, was $735,329.

-The convertible note with Dwight Hargreaves with a $551,001 balance as of June 5, 2020, was amended to extend the maturity date to June 5, 2026, at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at June 30, 2021 and December 31, 2020, was $0 and $556,135, respectively.

A loss on extinguishment of debt of $192,272 was recognized on these transactions in June 2020.

During the six months ended June 30, 2021, and the year ended December 31, 2020, the Company issued convertible notes with fixed conversion prices.  The Company recognized a beneficial conversion feature related to these convertible notes amounting to $92,428 and $1,482,500 for the six months ended June 30, 2021, and the year ended December 31, 2020, respectively, as a debt discount to the convertible notes and as a component of equity.  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the six months ended June 30, 2021 and 2020, amounted to $1,436,052 and $370,136, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  There was no remaining unamortized discount balance for these notes as of June 30, 2021.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2020	$1,662,877
Issuance of convertible notes payable for cash	408,000
Repayment of notes	(1,680,964)
Conversion of notes payable to common stock	(1,376,037)
Amortization of debt discounts	1,436,052
Discount from beneficial conversion feature	(92,428)
Balance outstanding, June 30, 2021	$357,500

Note 7 – Stockholders' Equity

Common Stock

The Company had the following transactions in its common stock during the six months ended June 30, 2021:

•On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors to purchase 8,333,333 shares of the Company’s Class A common stock for aggregate gross proceeds of approximately $50 million.  A.G.P./Alliance Global Partners served as the placement agent and received a cash fee of 7% of the aggregate gross proceeds and warrants to purchase shares of the Company’s Class A Common Stock equal to 5% of the number of shares sold in the offering with an exercise price of $6.60 per share and are not exercisable until August 16, 2021. Net proceeds from the sale of shares amounted to approximately $45 million.

•In February 2021, the Company issued 1,524,064 shares of Class A common stock to an investor for cash for total proceeds of $9.3 million.

•During the six months ended June 31, 2021, the Company issued 5,998,185 shares of Class A common stock for the conversion of total debt and accrued liabilities totaling $1,529,398.

•repurchased 45,000 shares of Class C common stock for $185,850.

•On May 5, 2021, the Company issued 281,223 shares of Class A common stock that were valued at $1,102,394 in connection with the acquisition of TDI.

•On May 10, 2021, the Company issued 361,787 shares of Class A common stock that were valued at $1,432,677 in connection with the acquisition of Alt Labs.

•On April 30, 2021, the Company issued 1,617,067 shares of Class A common stock for no additional consideration upon conversion of that number of shares of Class C common stock by the holder of the Class C common stock.

•On May 17, 2021, the Company issued 350,000 shares of Class A common stock for no additional consideration upon conversion of that number of shares of Class B common stock by the holder of the Class B common stock.

Preferred Stock

•On February 8, 2021, the Company issued 1,428,570 shares of Series D Preferred Stock in connection with the acquisition of assets of Vayu that were valued at $6,653,309.

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

Stock Options

The following summarizes the stock option activity for the six months ended June 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855
Granted	-
Forfeited	-
Exercised	-
Outstanding at June 30, 2021	1,790,000	$0.19	6.60	$5,550,355

Vested and expected to vest
at June 30, 2021	1,790,000	$0.19	6.60	$5,550,355

Exercisable at June 30, 2021	1,405,000	$0.22	6.50	$4,308,038

The following table summarizes information about options outstanding and exercisable as of June 30, 2021:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.05	979,000	6.88	0.05	665,500	0.05
0.10	85,000	6.78	0.10	63,750	0.10
0.13	388,500	6.09	0.13	338,250	0.13
0.26	114,000	5.84	0.26	114,000	0.26
0.90	223,500	5.77	0.90	223,500	0.90
	1,790,000			1,405,000

During the six months ended June 30, 2021 and 2020, stock option expense amounted to $27,329 and $39,112, respectively.  Unrecognized stock option expense as of June 30, 2021, amounted to $16,419, which will be recognized over a period extending through December 2022.

Warrants

The following summarizes the warrants activity for the six months ended June 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2020	275,000	$1.01	0.23	$723,250
Granted	416,667	6.60
Forfeited	(275,000)	1.01
Exercised	-
Outstanding at June 30, 2021	416,667	$6.60	3.64	$-

Vested and expected to vest
at June 30, 2021	416,667	$6.60	3.64	$-

Exercisable at June 30, 2021	-	$-	-	$-

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2021:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$6.60	416,667	3.64	$6.60	-	$-
	416,667			-

During the six months ended June 30, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock. The warrants have an exercise price of $6.60, become exercisable on August 16, 2021 and expire on February 16, 2025.

The fair value of the 416,667 warrants, issued to the placement agent during the six months ended June 30, 2021, of $2,498,637 was determined using the Black-Scholes option pricing model with the following assumptions:

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

Note 8 – Business Combinations

Vayu (US)

Effective February 8, 2021, the Company purchased the assets of Vayu (US), Inc., a Delaware corporation (“Vayu”).

Under the provision of ASC 805, the Company had to determine whether this acquisition was a business combination or an asset (or a group of assets) acquisition. In doing so, the Company determined that the acquisition of Vayu was in fact an asset purchase.  Of the consideration given for the Vayu acquisition more than 95% was concentrated in a single asset or a group of assets in Intellectual Property. As such, the Company accounted for this acquisition as an asset acquisition in accordance with ASC 805-10-20.  Accordingly, the assets acquired are initially recognized at the consideration paid, which was the fair value of the series D preferred stock issued, including direct acquisition costs, of which there were none. The cost is allocated to the group of assets acquired based on their relative fair values. The assets acquired and liabilities assumed were as follows at the acquisition date:

Purchase Allocation
Cash	$81,442
Property and equipment	50,000
Intellectual property	6,981,256
Non-solicitation covenant	90,000
Accrued expenses and other current liabilities	(411,539)
SBA loan (PPP funds)	(137,850)
$6,653,309

The purchase price was paid as follows:

Series D Preferred Stock	$6,653,309
$6,653,309

TDI

On May 5, 2021, the Company closed on the acquisition of Thermal Dynamics, Inc., a Delaware corporation. This acquisition was considered an acquisition of a business under ASC 805. A summary of the purchase price allocation at fair value is below. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

Purchase Allocation
Accounts receivable	$1,408,682
Contract assets	826,231
Property and equipment	111,789
Intangible assets	4,820,000
Goodwill	3,528,621
Accounts payable	(786,151)
Accrued expenses and other current liabilities	(53,857)
Contract liability	(2,334,188)
Notes payable	(64,733)
$7,456,394

The purchase price was paid as follows:

Class A Common Stock	$1,102,394
Cash	6,354,000
$7,456,394

Alt Labs

On May 10, 2021, the Company closed on the acquisition of Alternative Laboratories, LLC., a Delaware limited liability company. This acquisition was considered an acquisition of a business under ASC 805. A summary of the purchase price allocation at fair value is below. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

Purchase Allocation
Accounts receivable	$397,441
Inventory	2,621,653
Property and equipment	1,739,441
Intangible assets	10,410,000
Goodwill	252,851
Other asset	390,502
Accounts payable	(397,441)
Accrued expenses and other current liabilities	(62,242)
Contract liability	(1,754,290)
Noted payable	(1,695,238)
$11,902,677

The purchase price was paid as follows:

Class A Common Stock	$1,432,677
Cash	10,470,000
$11,902,677

On May 4, 2021, the Company also entered into an agreement to acquire the 100% membership interest in 4740 Cleveland LLC (“Cleveland”), a Florida limited liability company that is the owner of the building currently being leased by Alt Labs, for a total purchase price of $7,000,000.  In connection with this agreement, the Company placed in escrow the amount of $1,400,000 which will be applied to the purchase price upon closing.   The acquisition is expected to close by the end of August 2021.

The following are the unaudited pro forma results of operations for the six months ended June 30, 2021 and 2020, as if Excel, Impossible Aerospace, Inc. (“IA”), Vayu, TDI and Alt Labs had been acquired on January 1, 2020.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

			Pro Forma Combined Financials (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$17,373,627	$16,477,880	$32,067,366	$35,078,054
Cost of goods sold	11,777,452	10,998,610	23,079,773	25,069,719
Gross profit	5,596,175	5,479,270	8,987,593	10,008,335
Operating expenses	7,545,036	6,693,374	14,508,183	11,899,041
Loss from operations	(1,948,861)	(1,214,104)	(5,520,590)	(1,890,706)
Net loss	(1,748,773)	(2,162,795)	(6,374,489)	(1,397,730)
Net loss per share	(0.01)	(0.02)	(0.04)	(0.01)

Note 9 – Industry Segments

This summary presents the Company's segments: QCA; APF; Morris Sheet Metal Corp, Morris Enterprises LLC, and Morris Transportation LLC (collectively, “Morris”); Deluxe Sheet Metal, Inc., DSM Holding, LLC (collectively, “DSM”), Excel; IA and Vayu combined; TDI; and Alt Labs for the three and six months ended June 30, 2021, and June 30, 2020, and as of June 30, 2021 and December 31, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
QCA	$4,441,919	$2,353,502	$8,180,228	$4,383,628
APF	-	1,256,375	-	1,785,416
Morris	3,442,625	2,516,499	6,572,281	5,771,426
Deluxe	1,422,984	1,509,104	2,300,797	3,903,268
Excel	562,612	1,407,384	1,226,373	2,034,722
TDI	1,145,105	-	1,145,105	-
Alt Labs	3,115,485	-	3,115,485	-
	$14,130,730	$9,042,864	$22,540,269	$17,878,460

Gross profit
QCA	$1,252,086	$629,684	$2,164,363	$1,135,466
APF	-	200,347	-	170,705
Morris	780,702	550,829	1,127,701	1,180,452
Deluxe	55,372	(104,978)	(691,193)	409,217
Excel	35,786	680,134	277,694	819,920
TDI	460,218	-	460,218	-
Alt Labs	1,379,896	-	1,379,896	-
	$3,964,060	$1,956,016	$4,718,679	$3,715,760

Income (loss) from operations
QCA	$460,554	$148,185	$784,385	$39,033
APF	(39,445)	(1,089,485)	(109,087)	(1,317,929)
Morris	164,962	192,197	(102,941)	383,064
Deluxe	(448,061)	(386,211)	(2,114,020)	(306,249)
Excel	(469,632)	478,571	(639,572)	257,611
IA and Vayu	(705,398)	-	(2,923,177)	-
TDI	3,622	-	3,622	-
Alt Labs	56,840	-	56,840	-
Unallocated and eliminations	(1,927,659)	(949,454)	(2,932,336)	(1,765,372)
	$(2,904,217)	$(1,606,197)	$(7,976,286)	$(2,709,842)

Depreciation and amortization

QCA	$203,642	$67,723	$327,587	$121,704
APF	38,974	71,960	78,388	143,921
Morris	158,754	173,326	242,571	324,590
Deluxe	182,931	175,111	365,861	351,361
Excel	79,641	57,162	145,616	87,968
IA and Vayu	48,124	-	226,368	-
TDI	56,217	-	56,217	-
Alt Labs	173,648	-	173,648	-
Unallocated and eliminations	8,807	-	56,908	-
	$950,738	$545,282	$1,673,164	$1,029,544

Interest Expense
QCA	$125,959	$126,697	$264,238	$247,142
APF	320	55,067	4,397	135,011
Morris	96,718	210,672	189,430	585,072
Deluxe	142,938	137,085	326,771	394,287
Excel	60,978	129,174	166,269	177,029
TDI	825	-	825	-
Alt Labs	240	-	240	-
Unallocated and eliminations	788,609	247,147	1,736,140	1,016,528
	$1,216,587	$905,842	$2,688,310	$2,555,069

Net income (loss)
QCA	$349,578	$20,141	$514,544	$(165,549)
APF	(39,765)	(1,015,231)	(113,484)	(1,380,346)
Morris	107,661	(12,015)	(247,426)	308,397
Deluxe	229,012	(523,293)	(1,620,938)	(602,599)
Excel	(530,610)	349,397	(805,841)	80,582
IA and Vayu	(705,407)	-	(2,493,646)	-
TDI	6,384	-	6,384	-
Alt Labs	56,599	-	56,599	-
Unallocated and eliminations	(2,600,729)	(1,381,913)	(4,552,937)	(553,011)
	$(3,127,277)	$(2,562,914)	$(9,256,745)	$(2,312,526)

	As of	As of
	June 30,	December 31,
	2021	2020
Total Assets
QCA	$12,909,816	$9,574,237
APF	1,033,430	1,157,699
Morris	9,520,054	6,881,599
Deluxe	10,842,897	12,039,414
Excel	3,762,088	3,727,168
IA and Vayu	14,804,265	6,342,863
TDI	11,047,236	-
Alt Labs	20,962,466	-
Unallocated and eliminations	9,145,584	1,011,203
	$94,027,836	$40,734,183

Goodwill
QCA	$1,963,761	$1,963,761
Morris	113,592	113,592
Excel	7,629	7,629
TDI	3,528,621	-
Alt Labs	252,851	-
	$5,866,454	$2,084,982

Accounts receivable, net
QCA	$3,477,482	$1,938,446
APF	45,022	45,022

Morris	3,066,332	1,944,269
Deluxe	1,060,541	2,015,745
Excel	592,438	541,387
TDI	1,199,925	-
Alt Labs	887,201	-
	$10,328,941	$6,484,869

Note 10 – Commitments and Contingencies

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. On June 11, 2021, the court issued a decision narrowing the claims of the plaintiffs to three items, breach of contract, good faith and fair dealings and intentional interference for economic advantage. These were the Company’s three main points of contention. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

In August 2020, the Company filed a lawsuit, in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT.  The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). The parties have engaged in discovery and settlement negotiations, both of which are ongoing.

In May 2021, the Company and several shareholders filed a lawsuit, in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel and slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests.

Note 11 – Subsequent Events

In July and August 2021, the Company received notices from the Small Business Administration that the PPP loans with principal amounts and related interest totaling to $4,287,291 and $72,741, respectively, were forgiven.

On July 7, 2021, the Company issued 52,500 shares of Class A common stock upon the conversion of convertible notes totaling $150,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the six months ended June 30, 2021, included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended December 31, 2020 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

On May 5, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics, Inc., a Delaware corporation (“Thermal Dynamics”).

On May 10, 2021, the Company acquired all of the outstanding membership interests of KAI Enterprises, LLC, a Florida limited liability company, the sole asset of which was all of the outstanding membership interests of Alternative Laboratories, LLC, a Delaware limited liability company (“Alt Labs”).

Alpine 4 maintains its corporate office at 2525 E. Arizona Biltmore Circle, Suite C237, Phoenix, Arizona 85016. ALTIA works out of the corporate office.  QCA rents a location at 1709 Junction Court #380 San Jose, California 95112. Deluxe Sheet Metal’s facilities are located at 6661 Lonewolf Dr, South Bend, Indiana 46628. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Impossible Aerospace’s headquarters are located at 2222 Ronald St, Santa Clara, California 95050. Vayu (US) has its headquarters at 3815 Plaza Drive, Ann Arbor, MI 48108. The headquarters for TDI are located at 14955 Technology Ct, Fort Myers, FL 33912. Alt Labs has its headquarters at 4070 S. Cleveland Ave. Fort Myers, FL 33907.

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

Results of Operations

The following are the results of our operations for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change

Revenue	$14,130,730	$9,042,864	$5,087,866
Cost of revenue	10,166,670	7,086,848	3,079,822
Gross Profit	3,964,060	1,956,016	2,008,044

Operating expenses:
General and administrative expenses	6,353,075	2,450,613	3,902,462
Impairment loss of intangible assets	-	1,111,600	(1,111,600)
Research and development	515,202	-	515,202
Total operating expenses	6,868,277	3,562,213	3,306,064
Loss from operations	(2,904,217)	(1,606,197)	(1,298,020)

Other income (expenses)
Interest expense	(1,216,587)	(905,842)	(310,745)
Gain (loss) on extinguishment of debt	803,079	(62,951)	866,030
Gain on forgiveness of debt	159,742	-	159,742
Other income	30,706	12,076	18,630
Total other income (expenses)	(223,060)	(956,717)	733,657

Loss before income tax	(3,127,277)	(2,562,914)	(564,363)

Income tax expense	-	-	-

Net loss	$(3,127,277)	$(2,562,914)	$(564,363)

Revenue

Our revenues for the three months ended June 30, 2021, increased by $5,087,866 as compared to the three months ended June 30, 2020.  In 2021, the increase in revenue is related the acquisition of TDI and Alt Labs. Revenue also increased due to additional jobs for QCA and Morris after the slowdown from COVID.

Cost of revenue

Our cost of revenue for the three months ended June 30, 2021, increased by $3,079,822 as compared to the three months ended June 30, 2020. In 2021, the increase in cost of revenue is related the acquisition of TDI and Alt Labs. Cost of revenue also increased related to increased revenues for QCA and Morris.

Operating expenses

Our operating expenses for the three months ended June 30, 2021, increased by $3,306,064 as compared to the three months ended June 30, 2020. The increase is due to the acquisitions of TDI and Alt Labs.

Other income (expenses)

Other expenses for the three months ended June 30, 2021, decreased by $733,657 as compared to the same period in 2020. This decrease was primarily due to settlement of debts.

The following are the results of our operations for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change

Revenue	$22,540,269	$17,878,460	$4,661,809
Cost of revenue	17,821,590	14,162,700	3,658,890
Gross Profit	4,718,679	3,715,760	1,002,919

Operating expenses:
General and administrative expenses	12,179,763	5,314,002	6,865,761
Impairment loss of intangible assets	-	1,111,600	(1,111,600)
Research and development	515,202	-	515,202
Total operating expenses	12,694,965	6,425,602	6,269,363
Loss from operations	(7,976,286)	(2,709,842)	(5,266,444)

Other income (expenses)
Interest expense	(2,688,310)	(2,555,069)	(133,241)
Change in value of derivative liability	-	2,298,609	(2,298,609)
Gain on extinguishment of debt	803,079	91,641	711,438
Change in fair value of contingent consideration	-	500,000	(500,000)
Gain on forgiveness of debt	589,282	-	589,282
Other income	15,490	62,135	(46,645)
Total other income (expenses)	(1,280,459)	397,316	(1,677,775)

Loss before income tax	(9,256,745)	(2,312,526)	(6,944,219)

Income tax expense	-	-	-

Net loss	$(9,256,745)	$(2,312,526)	$(6,944,219)

During the six months ended June 30, 2021, the Company had several one-time / non-recurring items included in the $9,256,745 net loss.  These non-recurring items totaled $4,363,435, consisting of $1,100,000 in new acquisitions expenses captured in professional fees, and other costs, $1,827,383 for repurchase of RSUs, and $1,436,052 in amortization for note discounts.

Revenue

Our revenues for the six months ended June 30, 2021, increased by $4,661,809 as compared to the six months ended June 30, 2020.  In 2021, the increase in revenue is related the acquisition of TDI and Alt Labs. Revenue also increased due to additional jobs for QCA and Morris after the slowdown from COVID.

Cost of revenue

Our cost of revenue for the six months ended June 30, 2021, increased by $3,658,890 as compared to the six months ended June 30, 2020. In 2021, the increase in cost of revenue is related the acquisition of TDI and Alt Labs. Cost of revenue also increased related to increased revenues for QCA and Morris.

Operating expenses

Our operating expenses for the six months ended June 30, 2021, increased by $6,269,363 as compared to the six months ended June 30, 2020.  The increase is due to the repurchase of RSUs in connection with the acquisitions of Impossible Aerospace and Vayu of $1,100,451 and $726,932, respectively.

Other income (expenses)

Other expenses for the six months ended June 30, 2021, increased by $1,677,775 as compared to the same period in 2020. This increase was primarily due to the change in derivative liability, and settlement of debts.

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

In April and May 2020, we received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107.  During the six months ended June 30, 2021, the Company also acquired four loans totaling $1,799,725 due to acquisitions. The loans have terms of 24 months and accrue interest at 1% per annum. We expect some or all of these loans to be forgiven as provided by in the CARES Act. Four loans totaling $589,282 were forgiven during the six months ended June 30, 2021, and in July 2021, five loans totaling $4,287,291 were forgiven by the SBA.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. As of the date of this Report, discovery was proceeding. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. On June 11, 2021, the court issued a decision narrowing the claims of the plaintiffs to three items, breach of contract, good faith and fair dealings and intentional interference for economic advantage. These were the Company’s three main points of contention. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT.  The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). The parties have engaged in discovery and settlement negotiations, both of which are ongoing.

In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests.

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

In the six-months ended June 30, 2021, the Company issued an aggregate of 5,998,185 shares of its restricted Class A common stock for convertible debt of $1,529,398.

The shares of Class A common stock referenced above that were issued in 2021, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In May 2021, the Company issued 281,223 shares of Class A common stock in connection with the TDI acquisition.

The shares of Class A common stock issued in connection with the TDI acquisition were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In May 2021, the Company issued 361,787 shares of Class A common stock in connection with the Alt Labs acquisition.

The shares of Class A common stock issued in connection with the Alt Labs acquisition were issued were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On April 30,2021, the Company issued 1,617,067 shares of Class A common stock upon conversion of shares of to Class AC common stock by the holder of the Class C common stock.

The shares of Class A common stock issued upon conversion of the Class C common stock converted to Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On May 17, 2021, the Company issued 350,000 shares of Class A common stock upon conversion of shares of to Class B common stock by the holder of the Class B common stock.

The shares of Class A common stock issued upon conversion of the Class B common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information

Not Applicable

Item 6.                Exhibits.

Exhibit Number	Description
2.1	Impossible Aerospace Merger Agreement dated November 13, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

2.2	Vayu (US) Merger Agreement dated December 29, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

3.1	Series C Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

3.2	Series D Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

3.3

Certificate of Amendment to Certificate of Incorporation (Name Change) filed February 5, 2021 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 8, 2021).

10.1	Impossible Aerospace Consultant Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.2	RSU Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.3	Vayu (US) Employment Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.4	RSU Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.5	Form of Securities Purchase Agreement (AGP Transaction) (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

10.6	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

10.7

Stock Purchase Agreement by and among A4 Defense Services, Inc., Thermal Dynamics International, Inc., Page Management Co., Inc., and Stephen L. Page (previously filed as Exhibit 10.1 to the Company’s Current Report filed on May 4, 2021, and incorporated herein by reference).

10.8

Membership Interest Purchase Agreement by and among A4 Manufacturing, Inc., Alpine 4 Holdings, Inc., Alternative Laboratories, LLC, KAI Enterprises, LLC, and Kevin Thomas (previously filed as Exhibit 10.1 to the Company’s Current Report filed on May 10, 2021, and incorporated herein by reference).

10.9

Commercial Lease Agreement by and between 4740 Cleveland, LLC, and Alternative Laboratories, LLC (previously filed as Exhibit 10.4 to the Company’s Current Report filed on May 10, 2021, and incorporated herein by reference).

10.10

Membership Interest Purchase Agreement by and among A4 Manufacturing, Inc., Alpine 4 Holdings, Inc., 4740 Cleveland, LLC, and Kevin Thomas (previously filed as Exhibit 10.5 to the Company’s Current Report filed on May 10, 2021, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Dated: August 16, 2021

By: /s/ Kent B. Wilson

Kent B. Wilson

Chief Executive Officer

(Principal Executive Officer, Principal Accounting Officer)

By: /s/ Larry Zic

Larry Zic

Chief Accounting Officer

(Principal Accounting Officer)