Form 10-Q
period 2021-09-30
ALPINE 4 HOLDINGS, INC.
filed 2021-11-04
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐        No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 1, 2021, the issuer had 149,609,780 shares of its Class A common stock issued and outstanding, 8,673,088 shares of its Class B common stock issued and outstanding and 12,500,200 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2020.

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

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,425,913	$277,738
Restricted cash	-	444,845
Accounts receivable, net	12,990,229	6,484,869
Contract assets	3,655,625	717,421
Inventory, net	9,632,121	2,666,602
Prepaid expenses and other current assets	1,272,760	32,301
Total current assets	32,976,648	10,623,776

Investment in equity securities	1,350,000	-
Property and equipment, net	27,320,596	19,299,286
Intangible asset, net	29,001,665	7,743,084
Right of use assets, net	347,712	581,311
Goodwill	5,866,454	2,084,982
Other non-current assets	248,257	401,744

TOTAL ASSETS	$97,111,332	$40,734,183

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,653,158	$4,854,467
Accrued expenses	4,253,987	2,872,202
Contract liabilities	3,486,331	233,485
Line of credit	3,718,972	-
Notes payable, current portion	5,811,241	7,100,911
Notes payable, related parties	3,000	238,651
Convertible notes payable, current portion, net of discount of $0 and $1,343,624	7,500	562,242
Financing lease obligation, current portion	628,574	639,527
Operating lease obligation, current portion	135,207	334,500
Total current liabilities	23,697,970	16,835,985

Notes payable, net of current portion	7,522,462	15,201,450
Convertible notes payable, net of current portion	-	1,100,635
Financing lease obligations, net of current portion	15,489,693	15,687,176
Operating lease obligations, net of current portion	219,682	269,030
Deferred tax liability	428,199	428,199

TOTAL LIABILITIES	47,358,006	49,522,475

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	-	-
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at September 30, 2021 and December 31, 2020	5	5
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 1,714,286 and 1,714,286 shares issued and outstanding at September 30, 2021 and December 31, 2020	171	171
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 1,432,244 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	143	-
Class A Common stock, $0.0001 par value, 195,000,000 shares authorized, 146,214,650 and 126,363,158 shares issued and outstanding at September 30, 2021 and December 31, 2020	14,624	12,636
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,673,088 and 9,023,088 shares issued and outstanding at September 30, 2021 and December 31, 2020	867	902
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 14,162,267 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,250	1,417
Additional paid-in capital	96,306,820	30,991,978
Accumulated deficit	(46,570,554)	(39,795,401)
Total stockholders' equity (deficit)	49,753,326	(8,788,292)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$97,111,332	$40,734,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$17,398,316	$8,729,633	$39,938,585	$26,608,093
Cost of revenue	12,950,180	7,390,406	30,771,770	21,553,106
Gross Profit	4,448,136	1,339,227	9,166,815	5,054,987

Operating expenses:
General and administrative expenses	5,539,465	1,911,278	17,719,228	7,225,280
Impairment loss of intangible assets and goodwill	-	-	-	1,111,600
Research and development	581,131	-	1,096,333	-
Total operating expenses	6,120,596	1,911,278	18,815,561	8,336,880
Loss from operations	(1,672,460)	(572,051)	(9,648,746)	(3,281,893)

Other income (expenses)
Interest expense	(537,882)	(1,139,462)	(3,226,192)	(3,694,531)
Change in value of derivative liability	-	-	-	2,298,609
Gain (loss) on extinguishment of debt	-	253,063	803,079	344,704
Gain on forgiveness of debt	4,307,291	-	4,896,573	-
Bargain purchase gain	-	64,371	-	64,371
Change in fair value of contingent consideration	-	-	-	500,000
Other income	438,701	(5,783)	454,191	56,352
Total other income (expenses)	4,208,110	(827,811)	2,927,651	(430,495)

Income (loss) before income tax	2,535,650	(1,399,862)	(6,721,095)	(3,712,388)

Income tax	54,058	-	54,058	-

Net income (loss)	$2,481,592	$(1,399,862)	$(6,775,153)	$(3,712,388)

Weighted average shares outstanding:
Basic	166,964,408	131,934,084	161,118,324	130,111,673
Diluted	168,627,907	131,934,084	161,118,324	138,238,550

Basic income (loss) per share	$0.01	$(0.01)	$(0.04)	$(0.03)

Diluted income (loss) per share	$0.01	$(0.01)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	5	$5	1,714,286	$171	-	$-	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$30,991,978	$(39,795,401)	$(8,788,292)

Issuance of shares of common stock for cash, net of offering costs	-	-	-	-	-	-	9,857,397	985	-	-	-	-	54,301,997	-	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	702,877	70	-	-	-	-	109,760	-	109,830
Issuance of shares of series D preferred stock for acquisition	-	-	-	-	1,432,244	143	-	-	-	-	-	-	6,653,166	-	6,653,309
Repurchase of class C common stock	-	-	-	-	-	-	-	-	-	-	(45,000)	(5)	(185,845)	-	(185,850)
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,341	-	19,341
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	92,428	-	92,428
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,129,468)	(6,129,468)

Balance, March 31, 2021	5	5	1,714,286	171	1,432,244	143	136,923,432	13,691	9,023,088	902	14,117,267	1,412	91,982,825	(45,924,869)	46,074,280

Issuance of shares of common stock for acquisitions	-	-	-	-	-	-	643,010	64	-	-	-	-	2,535,007	-	2,535,071
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	5,295,308	534	-	-	-	-	1,419,034	-	1,419,568
Conversion of Class C to Class A	-	-	-	-	-	-	1,617,067	162	-	-	(1,617,067)	(162)	-	-	-
Conversion of Class B to Class A	-	-	-	-	-	-	350,000	35	(350,000)	(35)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	7,988	-	7,988
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,127,277)	(3,127,277)

Balance, June 30, 2021	5	5	1,714,286	171	1,432,244	143	144,828,817	14,486	8,673,088	867	12,500,200	1,250	95,944,854	(49,052,146)	46,909,630

Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	1,385,833	138	-	-	-	-	357,362	-	357,500
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	4,604	-	4,604
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	2,481,592	2,481,592

Balance, September 30, 2021	5	$5	1,714,286	$171	1,432,244	$143	146,214,650	$14,624	8,673,088	$867	12,500,200	$1,250	$96,306,820	$(46,570,554)	$49,753,326

Balance, December 31, 2019	-	$-	-	$-	-	$-	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)
Issuance of shares of common stock for cash	-	-	-	-	-	-	3,941,753	394	-	-	-	-	249,606	-	250,000
Issuance of shares of common stock for convertible note payable and accrued interest	-	-	-	-	-	-	4,648,879	464	-	-	-	-	696,868	-	697,332
Issuance of shares of common stock for debt settlement	-	-	-	-	-	-	1,617,067	162	-	-	1,617,067	162	330,204	-	330,528
Issuance of shares of common stock for penalty	-	-	-	-	-	-	300,000	30	-	-	-	-	44,670	-	44,700
Issuance of shares of common stock for compensation	-	-	-	-	-	-	-	-	4,023,088	402	-	-	603,061	-	603,463
Issuance of shares of series B preferred stock	5	5	-	-	-	-	-	-	-	-	-	-	-	-	5
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,556	-	19,556
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	250,388	250,388

Balance, March 31, 2020	5	5	-	-	-	-	110,577,860	11,057	9,023,088	902	11,572,267	1,158	21,707,848	(31,495,140)	(9,774,170)

Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,556	-	19,556
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,562,914)	(2,562,914)
Balance, June 30, 2020	5	5	-	-	-	-	110,577,860	11,057	9,023,088	902	11,572,267	1,158	21,727,404	(34,058,054)	(12,317,528)
Issuance of shares of common stock for cash	-	-	-	-	-	-	3,000,000	300	-	-	-	-	123,700	-	124,000
Share-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	19,770	-	19,770
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,399,862)	(1,399,862)

Balance, September 30, 2020	5	$5	-	$-	-	$-	113,577,860	$11,357	9,023,088	$902	11,572,267	$1,158	$21,870,874	$(35,457,916)	$(13,573,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(6,775,153)	$(3,712,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,851,969	1,582,604
Gain on extinguishment of debt	(803,079)	(344,704)
Gain of forgiveness of debt	(4,896,573)	-
Change in fair value of contingent consideration	-	(500,000)
Change in fair value of derivative liabilities	-	(2,298,609)
Stock issued for penalties	-	44,700
Employee stock compensation	31,933	58,887
Amortization of debt discounts	1,436,052	507,534
Non-cash lease expense	328,628	200,165
Bargain purchase gain	-	(64,371)
Impairment loss of intangible asset and goodwill	-	1,111,600
Write off of inventory	-	127,919
Change in current assets and liabilities:
Accounts receivable	(6,096,678)	2,542,306
Inventory	(4,343,866)	(146,925)
Contract assets	(2,111,973)	158,978
Prepaid expenses and other assets	(696,471)	141,147
Accounts payable	(17,460)	(661,933)
Accrued expenses	1,045,007	159,828
Contract liabilities	(835,632)	(71,548)
Operating lease liability	(343,670)	(189,503)
Deposits	-	(12,509)
Net cash used in operating activities	(21,226,966)	(1,366,822)

INVESTING ACTIVITIES:
Capital expenditures	(2,970,087)	(75,670)
Cash paid for equity investment	(350,000)	-
Cash paid for acquisitions	(16,824,000)	(2,513,355)
Cash assumed in acquisition	81,442	-
Net cash used in investing activities	(20,062,645)	(2,589,025)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	54,302,982	374,000
Proceeds from issuances of notes payable, related parties	-	47,000
Proceeds from issuances of notes payable, non-related party	15,609	4,644,817
Proceeds from issuances of convertible notes payable	408,000	-
Proceeds from line of credit	3,718,972	-
Proceeds from financing lease	-	2,000,000
Repurchase of common stock	(185,850)	-
Repayments of notes payable, related party	(235,651)	(217,822)
Repayments of notes payable, non-related parties	(7,041,401)	(1,745,647)
Repayments of convertible notes payable	(1,680,964)	(270,294)
Repayment of line of credit	(2,821,033)	(660,764)
Cash paid on financing lease obligations	(487,723)	(355,094)
Net cash provided by financing activities	45,992,941	3,816,196

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	4,703,330	(139,651)

CASH AND RESTRICTED CASH, BEGINNING BALANCE	722,583	302,486

CASH AND RESTRICTED CASH, ENDING BALANCE	$5,425,913	$162,835

CASH PAID FOR:
Interest	$1,593,255	$2,857,895
Income taxes	$54,058	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Penalty interest added to debt	$-	$15,000
Common stock issued for convertible note payable and accrued interest	$1,886,898	$697,332
Common stock issued for debt settlement	$-	$330,528
Issuance of note payable for acquisition	$-	$2,300,000
Common stock issued for acquisition	$2,535,071	$-
Common stock issued to settle unpaid salaries	$-	$603,463
ROU asset and operating lease obligation recognized under Topic 842	$95,029	$193,541
Remeasurement of finance lease liability	$279,287	$-
Equipment purchased on financing lease	$-	$756,990
Mortgage on property purchase	$4,680,000	$-
Accounts receivable converted to equity investment	$1,000,000	$-
Other asset reclassified to fixed asset	$-	$86,471
Issuance of shares of series D preferred stock for acquisition	$6,653,309	$-
Interest added to note payable – related party	$-	$134,185
Beneficial conversion feature on convertible notes	$92,428	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2021. The results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The Company was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  On March 2, 2021, the Company changed its name from Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc.

Effective April 1, 2016, the Company purchased all of the outstanding capital stock of Quality Circuit Assembly, Inc., a California corporation (“QCA”).

Effective January 1, 2019, the Company purchased all of the outstanding capital stock or equity interests in Morris Sheet Metal Corp., an Indiana corporation (“MSM”); JTD Spiral, Inc., an Indiana corporation wholly owned by MSM; Morris Enterprises LLC, an Indiana limited liability company; and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”).

Effective November 6, 2019, the Company purchased all of the outstanding capital stock and units of Deluxe Sheet Metal, Inc., an Indiana corporation, and DSM Holding, LLC, an Indiana limited liability company; and purchased certain real estate from Lonewolf Enterprises, LLC, an Indiana limited liability company (collectively “Deluxe”).

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

On October 20, 2021, after the period covered by this Report, the Company acquired 100% of the outstanding shares of Identified Technologies Corporation, a Delaware corporation (“Identified Technologies”).

As of the date of this Report, the Company was a holding company owning, directly or indirectly, eleven companies:

•A4 Corporate Services, LLC;

•ALTIA, LLC;

•Quality Circuit Assembly, Inc.;

•Morris Sheet Metal, Corp;

•JTD Spiral, Inc.;

•Excel Construction Services, LLC;

•SPECTRUMebos, Inc.;

•Vayu (US);

•Thermal Dynamics, Inc.;

•Alternative Laboratories, LLC.; and

•Identified Technologies Corporation.

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

While the Company experienced a loss for the nine months ended September 30, 2021, of $6.8 million, and had a negative cash flow used in operations, there were several significant one-time / non-recurring items included in the $6.8 million net loss.  These non-recurring items totaled $2.2 million, consisting of $350 thousand in new acquisitions expenses captured in professional fees, and other costs, and $1.8 million for repurchase of RSUs.

The Company received a total of approximately $54.0 million in February 2021 in the following two transactions:

•The Company raised approximately $45.0 million in net proceeds in connection with a registered direct offering of its stock and;

•The Company raised approximately $9.0 million in net proceeds in connection with an equity line of credit financing arrangement.

The Company has secured bank financing totaling $9.3 million ($8.3 million in Lines of Credit and $1.0 million in capital expenditures lines of credit availability) of which $5.6 million was unused at September 30, 2021.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of three operating companies which closed in May 2021 and October 2021 combined with improved gross profit performance from the existing operating companies.

Based on the capital raise as indicated above and management’s plans to improve cash flows from operations, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. The Company ended the September 30, 2021, quarter with approximately $5.4 million in cash and working capital of $9.3 million. As of the date of this Report, the Company had approximately $3.5 million in cash. During the nine months ended September 30, 2021, the Company paid down liabilities of approximately $13.1 million. In addition, approximately $7.2 million was used to build inventory and for capital expenditures.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2021 and December 31, 2020.  Significant intercompany balances and transactions have been eliminated.

Use of estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of long-lived assets, valuation allowance for deferred tax assets and impairment of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.  The ultimate impact from COVID-19 on the Company’s operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2021 and beyond.  COVID-19 did have a negative impact on the Company’s financial performance in 2020.  During the nine months ended September 30, 2021, there was no impairment charge related to intangible assets and goodwill.

Cash and Restricted Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of September 30, 2021, and December 31, 2020, the Company had no cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had $0 and $444,845 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	September 30,	December 31,
	2021	2020
Cash	$5,425,913	$277,738
Restricted cash	-	444,845
Total cash and restricted cash shown in statement of cash flows	$5,425,913	$722,583

Major Customers

The Company had two customers that made up 16% and 18%, respectively, of accounts receivable as of September 30, 2021. The Company had two customers that made up 10% and 8%, respectively, of accounts receivable as of December 31, 2020.

For the nine months ended September 30, 2021 and 2020, the Company had one customer that made up 13% and 10% of total revenues, respectively.

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.  As of September 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis.

Equity Investments

The Company’s equity investments consist of investment in one private company in which the Company does not have the ability to exercise significant influence over their operating and financial activities. This investment is carried at cost as there is no market for the common stock and LLC membership units, accordingly, no quoted market price is available. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events.

The Company has adopted the provisions of ASU 2016-01 and values the investment using the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Research and Development

The Company focuses on quality control and development of new products and the improvement of existing products. All cost related to research and development activities are expensed as incurred. During the nine months ended September 30, 2021, research and development cost totaled $1,096,333.

Earnings (loss) per shares

The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The only potentially dilutive securities outstanding during the periods presented were the convertible debt, options and warrants.  The following table illustrates the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Net Income	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net income (loss)	$2,481,592	166,964,408	$0.01	$(1,399,862)	131,934,084	$(0.01)
Effect of Dilutive Securities
Stock options and warrants	-	1,663,499	-	-	-	-
Dilute EPS
Net income (loss) plus
assumed conversions	$2,481,592	168,627,907	$0.01	$(1,399,862)	131,934,084	$(0.01)

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(6,775,153)	161,118,324	$(0.04)	$(3,712,388)	130,111,673	$(0.03)
Effect of Dilutive Securities
Convertible debt	-	-	-	(1,557,294)	8,126,877	(0.01)
Dilute EPS
Net loss plus
assumed conversions	$(6,775,153)	161,118,324	$(0.04)	$(5,269,682)	138,238,550	$(0.04)

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

As of September 30, 2021, the future minimum finance and operating lease payments were as follows:

	Finance	Operating
Twelve Months Ending September 30,	Leases	Leases
2022	$1,895,925	$175,319
2023	1,923,246	104,648
2024	1,946,100	106,680
2025	1,911,278	53,848
2026	1,859,102	-
Thereafter	17,239,539	-
Total payments	26,775,190	440,495
Less: imputed interest	(10,656,923)	(85,606)
Total obligation	16,118,267	354,889
Less: current portion	(628,574)	(135,207)
Non-current financing leases obligations	$15,489,693	$219,682

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

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2021, and December 31, 2020:

		September 30,	December 31,
	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right of use assets	$347,712	$581,311
Total lease assets		$347,712	$581,311

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$135,207	$334,500
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	219,682	269,030
Total lease liability		$354,889	$603,530

On May 3, 2021, the Company entered into a lease agreement for the building on 4740 Cleveland in Ft. Myers, Fl. The lease has a term of 72 months with monthly payments ranging from $40,833 to $49,583 from May 2021-July 2021 and $58,333 from August 2021 through the end of the term. The Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $3,689,634 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 3.96%. This lease was terminated on August 27, 2021, when the Company purchased the building.

At September 30, 2021 and December 31, 2020, the weighted average remaining lease terms were 2.88 and 2.98 years; respectively, and the weighted average discount rates were 15% and 15%, respectively.

Note 4 – Notes Payable and Line of Credit

The outstanding balances for the loans as of September 30, 2021, and December 31, 2020, were as follows:

	September 30,	December 31,
	2021	2020
Lines of credit, current portion	$3,718,972	$2,819,793
Equipment loans, current portion	63,531	245,388
PPP loans	278,867	-
Term notes, current portion	5,468,843	4,035,730
Total current	9,530,213	7,100,911
PPP/EIDL loans	877,083	4,340,956
Long-term portion of equipment loans and term notes	6,645,379	10,860,494
Total notes payable and line of Credit	$17,052,675	$22,302,361

Future scheduled maturities of outstanding notes payable are as follows:

Twelve Months Ending September 30,
2022	$9,530,212
2023	933,846
2024	2,183,157
2025	125,699
2026	130,755
Thereafter	4,149,006
Total	$17,052,675

During the nine months ended September 30, 2021, the Company received forgiveness on nine loans under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Company recognized a gain on forgiveness of debt of $4,896,573.

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller.  The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary.  The second note for $496,343 bore interest at 8.75% matured in January 2020 and was fully settled through a debt conversion agreement with the seller.  On April 8, 2021, the Company entered into a settlement agreement with the seller wherein the outstanding balance on the first note amounting to $1,883,418 including accrued interest and net other costs was settled in full through a payment of approximately $887,000 and the exchange of 1,617,067 shares of the Company’s Class C common shares held by the seller for the same number of shares of the Company’s Class A common stock. The Company recognized a gain on extinguishment of debt totaling $803,079 during the nine months ended September 30, 2021, as a result of the settlement of the note.

In August 2020, the company filed a lawsuit against Alan Martin regarding his note payable (See Note 11). As of September 30, 2021, the note had a balance of $2,857,500 and accrued interest of $1,091,212 which is reflective in the current liabilities.

During 2021, the Company entered into three revolving lines of credit totaling $8.3 million and two capital expenditures lines of credit totaling $1.0 million. The revolving lines of credit used as of September 30, 2021, totaled $3.7 million with an interest rate ranging from prime plus 2.50% - 4.25% and a term of one year. As of September 30, 2021, the Company had $5.6 in additional funds available to borrow.

On August 27, 2021 the Company entered into $4.7 million agreement for the purchase of a building located at 4740 Cleveland in Ft. Myers, Florida. The loan bears interest at a rate of 3.95% per annum for a term of 10 years and requires monthly payments of $24,574. The loan is secured by the building and a guarantee by the Company. As of September 30, 2021, there were no payments made for this loan as the initial payment was due in October 2021, and subsequent payments are due by the 27th of each month. As of the date of this Report, the Company was current with this obligation.

Note 5 – Notes Payable, Related Parties

At September 30, 2021, and December 31, 2020, notes payable due to related parties consisted of the following:

	September 30,	December 31,
	2021	2020
Notes payable; non-interest bearing; due upon demand; unsecured	$3,000	$3,000
Series of notes payable, bearing interest at rates from 0% to 20% per annum, with maturity dates from April 2018 to July 2021, unsecured	-	235,651
Total notes payable - related parties	$3,000	$238,651

Two non-interest-bearing notes totaling $3,000 were in default as of September 30, 2021. These notes were due on demand by the lenders as of the date of this Report.

Note 6 – Convertible Notes Payable

At September 30, 2021, and December 31, 2020, convertible notes payable consisted of the following:

	September 30,	December 31,
	2021	2020
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 10% per annum, with due dates ranging from December 2016 through June 2017. The outstanding principal and interest balances are convertible into shares of Class A common stock at the option of the debt holder at exercise price of $1 per share.	$7,500	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 6 and 11, 2019, the Company extended the due date of the two notes to December 31, 2020 and December 31, 2022, respectively. In May and June 2020, these convertible notes were amended — see (A) below. The outstanding principal and interest balances were fully paid during the nine months ended September 30, 2021.	-	1,291,463

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200.  The note is due September 7, 2019 and bears interest at 12% per annum.  The note is immediately convertible into shares of the Company's Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increase the interest rate to 15% and effect a floor in the conversion price of $0.15 per share. The outstanding principal and interest balance of the note was converted during the nine months ended September 30, 2021.

	-	7,538
On November 14, 2019, the Company issued a convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company's Class A common stock at a fixed price of $0.15 per share. The outstanding principal balance of the note was converted during the nine months ended September 30, 2021.	-	200,000
In December 2020 and January 2021, the Company issued convertible notes to individual investors totaling to $1,890,500. The notes are due three to six months from the date of issuance; accrue interest at 5 – 6.25% per annum and are convertible into shares of the Company's Class A common stock at a fixed rate of $0.25 to $3.00. The outstanding principal balance of the notes were converted during the nine months ended September 30, 2021.	-	1,482,500
Total convertible notes payable	7,500	3,006,501
Less: discount on convertible notes payable	-	(1,343,624)
Total convertible notes payable, net of discount	7,500	1,662,877
Less: current portion of convertible notes payable	(7,500)	(562,242)
Long-term portion of convertible notes payable	$-	$1,100,635

In May and June 2020 the Company amended the following seller notes:

-The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020, was amended to extend the maturity date to May 4, 2027, at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at December 31, 2020, was $735,329.

-The convertible note with Dwight Hargreaves with a $551,001 balance as of June 5, 2020, was amended to extend the maturity date to June 5, 2026, at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at September 30, 2021 and December 31, 2020, was $0 and $556,135, respectively.

A loss on extinguishment of debt of $192,272 was recognized on these transactions in June 2020.

During the nine months ended September 30, 2021, and the year ended December 31, 2020, the Company issued convertible notes with fixed conversion prices.  The Company recognized a beneficial conversion feature related to these convertible notes amounting to $92,428 and $1,482,500 for the nine months ended September 30, 2021, and the year ended December 31, 2020, respectively, as a debt discount to the convertible notes and as a component of equity.  The discounts are being amortized over the terms of the convertible notes payable.  Amortization of debt discounts during the nine months ended September 30, 2021 and 2020, amounted to $1,436,052 and $507,534, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.  There was no remaining unamortized discount balance for these notes as of September 30, 2021.

A summary of the activity in the Company's convertible notes payable is provided below:

Balance outstanding, December 31, 2020	$1,662,877
Issuance of convertible notes payable for cash	408,000
Repayment of notes	(1,680,964)
Conversion of notes payable to common stock	(1,726,037)
Amortization of debt discounts	1,436,052
Discount from beneficial conversion feature	(92,428)
Balance outstanding, September 30, 2021	$7,500

Note 7 – Stockholders' Equity

Common Stock

The Company had the following transactions in its common stock during the nine months ended September 30, 2021:

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

•During the nine months ended September 30, 2021, the Company issued 7,384,018 shares of Class A common stock for the conversion of total debt and accrued liabilities totaling $1,886,898.

•On March 17, 2021, the Company repurchased 45,000 shares of Class C common stock for $185,850.

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

Preferred Stock

•On February 8, 2021, the Company issued 1,432,244 shares of Series D Preferred Stock in connection with the acquisition of assets of Vayu that were valued at $6,653,309.

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

Stock Options

The following summarizes the stock option activity for the nine months ended September 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855
Granted	-
Forfeited	-
Exercised	-
Outstanding at September 30, 2021	1,790,000	$0.19	6.34	$3,599,255

Vested and expected to vest
at September 30, 2021	1,790,000	$0.19	6.34	$3,599,255

Exercisable at September 30, 2021	1,556,126	$0.21	6.27	$3,097,221

The following table summarizes information about options outstanding and exercisable as of September 30, 2021:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.05	979,000	6.88	0.05	761,063	0.05
0.10	85,000	6.53	0.10	69,063	0.10
0.13	388,500	5.84	0.13	388,500	0.13
0.26	114,000	5.59	0.26	114,000	0.26
0.90	223,500	5.52	0.90	223,500	0.90
	1,790,000			1,556,126

During the nine months ended September 30, 2021 and 2020, stock option expense amounted to $31,933 and $58,887, respectively. Unrecognized stock option expense as of September 30, 2021, amounted to $11,815, which will be recognized over a period extending through December 2022.

Warrants

The following summarizes the warrants activity for the nine months ended September 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding at December 31, 2020	275,000	$1.01	0.23	$723,250
Granted	416,667	6.60
Forfeited	(275,000)	1.01
Exercised	-
Outstanding at September 30, 2021	416,667	$6.60	3.39	$-

Vested and expected to vest
at September 30, 2021	416,667	$6.60	3.39	$-

Exercisable at September 30, 2021	-	$-	-	$-

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2021:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$6.60	416,667	3.39	$6.60	-	$-
	416,667			-

During the nine months ended September 30, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock. The warrants have an exercise price of $6.60, are exercisable as of August 16, 2021 and expire on February 16, 2025.

The fair value of the 416,667 warrants, issued to the placement agent during the nine months ended September 30, 2021, of $2,498,637 was determined using the Black-Scholes option pricing model with the following assumptions:

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
$11,902,677

On May 4, 2021, the Company also entered into an agreement to acquire the 100% membership interest in 4740 Cleveland LLC (“Cleveland”), a Florida limited liability company that is the owner of the building currently being leased by Alt Labs, for a total purchase price of $7,000,000. In connection with this agreement, the Company placed in escrow the amount of $1,400,000 which will be applied to the purchase price upon closing. The Company closed on the purchase of the building in August 2021.

The following are the unaudited pro forma results of operations for the nine months ended September 30, 2021 and 2020, as if Excel, Impossible Aerospace, Inc. (“IA”), Vayu, TDI, and Alt Labs had been acquired on January 1, 2020.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$17,398,316	$16,299,024	$49,465,682	$51,377,078
Cost of goods sold	12,104,134	12,020,468	35,183,907	37,090,187
Gross profit	5,294,182	4,278,556	14,281,775	14,286,891
Operating expenses	6,966,642	4,855,978	21,474,825	17,294,094
Loss from operations	(1,672,460)	(577,422)	(7,193,050)	(3,007,203)
Net income (loss)	2,481,592	(809,618)	(3,892,897)	(2,742,963)
Net income (loss) per share	0.01	(0.01)	(0.02)	(0.02)

Note 9 – Equity Investments

AmplifeiIntl LLC

On September 15, 2021, A4 Manufacturing, Inc. entered into a Membership Interest Purchase Agreement acquiring approximately a 9% membership interest in AmplifeiIntl LLC (also doing business as Happinss), a Texas limited liability company. The membership interest is non-voting and the Company does not have the ability to exercise significant influence over operating and financial activities. The equity investment is being valued using cost as there is no market for the membership units, and accordingly, no quoted market price is available. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events. As of September 30, 2021, the Company determined there was no impairment.

The membership interest was paid for as follows:

Accounts receivable converted	$1,000,000
Cash	350,000
Total	$1,350,000

Note 10 – Segment Reporting

The Company discloses segment information that is consistent with the way in which management operates and views its business.  Effective during the quarter ended September 30, 2021, the Company has reduced its reportable segments to four operating segments as represented by the Company’s four silos: A4 Construction Services, Inc.; A4 Manufacturing, Inc.; A4 Aerospace Corporation; and A4 Defense Systems, Inc.  The Company’s reportable segments for the three and nine months ended September 30, 2021, and September 30, 2020, and as of September 30, 2021 and December 31, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Construction Services	$5,465,881	$5,488,718	$15,565,332	$17,198,134
Manufacturing	10,210,549	3,240,915	21,506,262	9,409,959
Defense	1,721,886	-	2,866,991	-
	$17,398,316	$8,729,633	$39,938,585	$26,608,093

Gross profit
Construction Services	$678,702	$343,965	$1,392,904	$2,753,554
Manufacturing	3,128,290	995,262	6,672,549	2,301,433
Defense	641,144	-	1,101,362	-
	$4,448,136	$1,339,227	$9,166,815	$5,054,987

Income (loss) from operations
Construction Services	$(607,794)	$(529,896)	$(3,464,327)	$(195,470)
Manufacturing	947,792	392,029	1,679,930	(886,867)
Aerospace	(963,134)	-	(3,886,311)	-
Defense	(135,575)	-	(131,953)	-
Unallocated	(913,749)	(434,184)	(3,846,085)	(2,199,556)

	$(1,672,460)	$(572,051)	$(9,648,746)	$(3,281,893)

Depreciation and amortization
Construction Services	$240,966	$389,269	$995,014	$1,099,834
Manufacturing	469,419	153,271	1,049,042	455,714
Aerospace	222,291	-	448,659	-
Defense	87,322	-	143,539	-
Unallocated	158,807	10,520	215,715	27,056
	$1,178,805	$553,060	$2,851,969	$1,582,604

Interest Expense
Construction Services	$150,028	$567,206	$832,498	$1,723,594
Manufacturing	113,910	233,283	382,785	615,436
Defense	-	-	825	-
Unallocated	273,944	338,973	2,010,084	1,355,501
	$537,882	$1,139,462	$3,226,192	$3,694,531

Net income (loss)
Construction Services	$1,792,912	$(1,027,073)	$(881,293)	$(1,240,693)
Manufacturing	2,913,757	400,368	3,371,416	(1,145,527)
Aerospace	(963,134)	-	(3,456,780)	-
Defense	(120,481)	-	(114,097)	-
Unallocated	(1,141,462)	(773,157)	(5,694,399)	(1,326,168)
	$2,481,592	$(1,399,862)	$(6,775,153)	$(3,712,388)

	As of September 30, 2021	As of December 31, 2020

Total Assets
Construction Services	$16,681,507	$22,648,181
Manufacturing	43,804,926	10,731,936
Aerospace	14,332,809	6,342,863
Defense	11,319,049	-
Unallocated	10,973,041	1,011,203
	$97,111,332	$40,734,183

Goodwill
Construction Services	$121,221	$121,221
Manufacturing	2,216,612	1,963,761
Defense	3,528,621	-
	$5,866,454	$2,084,982

Accounts receivable, net
Construction Services	$4,793,691	$4,501,401
Manufacturing	7,205,449	1,983,468
Defense	991,089	-
	$12,990,229	$6,484,869

Note 11 – Commitments and Contingencies

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. On June 11, 2021, the court issued a decision narrowing the claims of the plaintiffs to three items, breach of contract, good faith and fair dealings, and intentional interference for economic advantage. These were the Company’s three main points of contention. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

In August 2020, the Company filed a lawsuit, in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT.  The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). The parties have engaged in discovery and settlement negotiations, both of which were ongoing as of the date of this Report. Additionally, a settlement conference is scheduled for November 18, 2021.

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

Note 12 – Subsequent Events

On November 1, 2021, the Company issued 2,506,249 shares of Class A common stock for no additional consideration upon conversion of 1,652,591 shares of Series C Preferred Stock and 1,432,244 shares of Series D Preferred Stock into Class A Common Stock, pursuant to the respective Certificates of Designation of the Series C and Series D Preferred Stock.

Identified Technologies Corporation

On October 20, 2021, the Company and the Company’s subsidiary, A4 Aerospace, Inc., a Delaware corporation (the “Buyer”), entered into a Stock Purchase Agreement (the “SPA”) with Identified Technologies Corporation, a Delaware corporation with foreign registration in Pennsylvania (the “Target”), and all of the shareholders of the Target: Birchmere Ventures 5 LP; Xalisco Ventures; Richard Zhang; Ashok Trivedi; Sunil Wadhwani; Innovation Works, Inc.; Startbot LLC; 2008 Mark Zappala IRR Trust; Birchmere Labs I LP; Cimax Partners I; Wu-Yang Family Trust; Zappala Family LP; and AT Gekko PR (each a “Shareholder” and collectively, the “Shareholders”).

Pursuant to the SPA, the Buyer purchased all of the outstanding shares of capital stock of the Target, a total of 6,486,044 shares of the Target’s capital stock (the “Target Shares”). The total purchase price for the Target Shares was $4,000,000 and was paid in shares of the Company’s Class A common stock (the “Company Shares”), issued to the Shareholders. Following the closing of the transaction, the Buyer owned 100% of the capital stock of the Target. The acquisition of the Target closed on October 20, 2021.

A total of 888,881 shares of restricted Class A common stock with a fair value of approximately $3.6 million were issued to the 13 Shareholders, together with an aggregate of $35.47 in cash (to avoid the issuance of fractional shares). Pursuant to the SPA, the Shareholders were limited to being able to sell 33% of their shares every 90 days once the Shares were no longer restricted pursuant to Rule 144.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the nine months ended September 30, 2021, included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended December 31, 2020 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

As of the date of this Report, the Company was a holding company that owned eleven operating subsidiaries:

-A4 Corporate Services, LLC;

-ALTIA, LLC;

-Quality Circuit Assembly, Inc.;

-Morris Sheet Metal, Corp;

-JTD Spiral, Inc.;

-Excel Construction Services, LLC;

-SPECTRUMebos, Inc.;

- Vayu (US), Inc.;

-Thermal Dynamics, Inc.;

-Alternative Laboratories, LLC.; and

-Identified Technologies Corporation.

In the first quarter of 2020, we created three additional subsidiaries to act as silo holding companies, organized by industries. These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”). In the first quarter of 2021, we formed additional silo subsidiaries: A4 Defense Systems, Inc. (“A4 Defense”); and A4 Aerospace Corporation, Inc. (“A4 Aerospace”). All of these are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these subsidiaries.

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

In June 2021, the Company announced the combination of its subsidiaries Impossible Aerospace (“IA”) and Vayu (US)  (“Vayu US”) to become Vayu Aerospace Corporation (“VAYU”).  The Company’s management believes that the combination of these businesses will create a more harmonious relationship between the two companies. The combining of resources should empower VAYU to strengthen its brand through its strategic banking relationship, eliminate duplicative and competitive interests, and expand its footprint beyond the Michigan home base.

On October 20, 2021, the Company acquired 100% of the outstanding shares of Identified Technologies Corporation, a Delaware corporation (“Identified Technologies”).

Alpine 4 maintains its corporate office at 2525 E. Arizona Biltmore Circle, Suite C237, Phoenix, Arizona 85016. ALTIA works out of the corporate office.  QCA rents a location at 1709 Junction Court #380 San Jose, California 95112. Deluxe Sheet Metal’s facilities are located at 6661 Lonewolf Dr, South Bend, Indiana 46628. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Impossible Aerospace’s headquarters are located at 2222 Ronald St, Santa Clara, California 95050. Vayu (US) has its headquarters at 3815 Plaza Drive, Ann Arbor, MI 48108. The headquarters for TDI are located at 14955 Technology Ct, Fort Myers, FL 33912. Alt Labs has its headquarters at 4070 S. Cleveland Ave. Fort Myers, FL 33907. The Identified Technologies Corporation headquarters are located at 6401 Penn Ave, Suite 211, Pittsburgh, PA 15206.

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

Results of Operations

The following are the results of our operations for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change

Revenue	$17,398,316	$8,729,633	$8,668,683
Cost of revenue	12,950,180	7,390,406	5,559,774
Gross Profit	4,448,136	1,339,227	3,108,909

Operating expenses:
General and administrative expenses	5,539,465	1,911,278	3,628,187
Research and development	581,131	-	581,131
Total operating expenses	6,120,596	1,911,278	4,209,318
Loss from operations	(1,672,460)	(572,051)	(1,100,409)

Other income (expenses)
Interest expense	(537,882)	(1,139,462)	601,580
Gain (loss) on extinguishment of debt	-	253,063	(253,063)
Gain on forgiveness of debt	4,307,291	-	4,307,291
Bargain purchase gain	-	64,371	(64,371)
Other income	438,701	(5,783)	444,484
Total other income (expenses)	4,208,110	(827,811)	5,035,921

Income (loss) before income tax	2,535,650	(1,399,862)	3,935,512

Income tax expense	54,058	-	54,058

Net income (loss)	$2,481,592	$(1,399,862)	$3,881,454

Revenue

Our revenues for the three months ended September 30, 2021, increased by $8,668,683 as compared to the three months ended September 30, 2020.  In 2021, the increase in revenue is related to the acquisition of TDI and Alt Labs. Revenue also increased due to additional jobs for QCA and Morris after the slowdown from COVID.

Cost of revenue

Our cost of revenue for the three months ended September 30, 2021, increased by $5,559,774 as compared to the three months ended September 30, 2020. In 2021, the increase in cost of revenue is related to the acquisition of TDI and Alt Labs. Cost of revenue also increased related to increased revenues for QCA and Morris. The net result of the increase in our cost of revenue dollars in comparison to our revenue was an increase in our gross profit percentage from 15.34% in the third quarter 2020 to 25.56% in the third quarter 2021.

Operating expenses

Our operating expenses for the three months ended September 30, 2021, increased by $4,209,318 as compared to the three months ended September 30, 2020. The increase is due to the acquisitions of TDI and Alt Labs. During 2021 the Company has been building its corporate infrastructure and adding additional executives and new staff in various areas, including accounting, software development, and engineering to handle future growth at the subsidiary level.

Other income (expenses)

Other income for the three months ended September 30, 2021, increased by $5,035,921 as compared to the same period in 2020. This increase was primarily due to forgiveness of the Paycheck Protection Program (“PPP”) Loans.

The following are the results of our operations for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change

Revenue	$39,938,585	$26,608,093	$13,330,492
Cost of revenue	30,771,770	21,553,106	9,218,664
Gross Profit	9,166,815	5,054,987	4,111,828

Operating expenses:
General and administrative expenses	17,719,228	7,225,280	10,493,948
Impairment loss of intangible assets	-	1,111,600	(1,111,600)
Research and development	1,096,333	-	1,096,333
Total operating expenses	18,815,561	8,336,880	10,478,681
Loss from operations	(9,648,746)	(3,281,893)	(6,366,853)

Other income (expenses)
Interest expense	(3,226,192)	(3,694,531)	468,339
Change in value of derivative liability	-	2,298,609	(2,298,609)
Gain on extinguishment of debt	803,079	344,704	458,375
Change in fair value of contingent consideration	-	500,000	(500,000)
Gain on forgiveness of debt	4,896,573	-	4,896,573
Bargain purchase gain	-	64,371	(64,371)
Other income	454,191	56,352	397,839
Total other income (expenses)	2,927,651	(430,495)	3,358,146

Loss before income tax	(6,721,095)	(3,712,388)	(3,008,707)

Income tax expense	54,058	-	54,058

Net loss	$(6,775,153)	$(3,712,388)	$(3,062,765)

During the nine months ended September 30, 2021, the Company had several one-time / non-recurring items included in the $6,775,153 net loss.  These non-recurring items totaled $3,613,435, consisting of $350,000 in new acquisitions expenses captured in professional fees, and other costs, $1,827,383 for repurchase of RSUs, and $1,436,052 in amortization for note discounts.

Revenue

Our revenues for the nine months ended September 30, 2021, increased by $13,330,492 as compared to the nine months ended September 30, 2020.  In 2021, the increase in revenue is related to the acquisition of TDI and Alt Labs. Revenue also increased due to additional jobs for QCA and Morris after the slowdown from COVID.

Cost of revenue

Our cost of revenue for the nine months ended September 30, 2021, increased by $9,218,664 as compared to the nine months ended September 30, 2020. In 2021, the increase in cost of revenue is related to the acquisition of TDI and Alt Labs. Cost of revenue also increased related to increased revenues for QCA and Morris. The net result of the increase in our cost of revenue dollars in comparison to our revenue was an increase in our gross profit percentage from 18.99% in the first nine months of 2020 to 22.95% in the first nine months of 2021.

Operating expenses

Our operating expenses for the nine months ended September 30, 2021, increased by $10,478,681 as compared to the nine months ended September 30, 2020.  The increase is due to the acquisitions of Vayu US, TDI, and Alt Labs; G&A expenses; and increased spending for infrastructure support at the corporate level of the Company. There were also one-time expenses for the repurchase of RSUs in connection with the acquisitions of Impossible Aerospace and Vayu of $1,100,451 and $726,932, respectively.

Other income (expenses)

Other income for the nine months ended September 30, 2021, increased by $3,358,146 as compared to the same period in 2020. This increase was primarily due to the forgiveness of PPP Loans.

Liquidity and Capital Resources

We have financed our operations since inception from existing revenue, the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments. In the first quarter of 2021, we raised approximately $54,000,000 through the sale of our common stock.

In April and May 2020, we received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107.  During the nine months ended September 30, 2021, the Company also acquired four loans totaling $1,799,725 due to acquisitions. The loans have terms of 24 months and accrue interest at 1% per annum. We expect some or all of these loans to be forgiven as provided by in the CARES Act. nine loans totaling $4,896,573 were forgiven during the nine months ended September 30, 2021.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities and improved cash flows from operations including the two acquisitions that closed in May 2021. The Company also secured bank lines of credit totaling $9.3 million in 2021. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

The Company also may elect to seek additional bank financing, engage in debt financing through a placement agent, or sell shares of its common stock in public or private offering transactions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of non-current assets and valuation allowance for deferred tax assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. However, as discussed in our Annual Report for the year ended December 31, 2020, we have hired additional qualified accounting personnel, including a Corporate Controller. We have continued to address and mitigate these material weaknesses through the implementation and testing of controls and ensure that controls that are properly designed are adequately performed to appropriately address risk related to critical functionality. Management will continue to work to improve the Company’s disclosure controls and procedures throughout 2021 and we believe that we have made significant progress in a short period of time. Management will continue to work to improve the Company’s disclosure controls and procedures throughout 2021, with a goal of remediating the material weaknesses no later than December 31, 2022. We believe that we have made significant progress.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant.  The defendant filed a motion to dismiss, which was denied by the Court. As of the date of this Report, discovery was proceeding. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. On June 11, 2021, the court issued a decision narrowing the claims of the plaintiffs to three items: breach of contract, good faith and fair dealings and intentional interference for economic advantage. These were the Company’s three main points of contention. As of the date of this Report, discovery was proceeding. The Company intends to pursue vigorously its claims.

In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT.  The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). The parties have engaged in discovery and settlement negotiations, both of which were ongoing as of the date of this Report. Additionally, a settlement conference is scheduled for November 18, 2021.

In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report, Fin Cap has not been served with the Complaint.  The Company plans to move for an order permitting public service of the Complaint on Fin Cap pursuant to Arizona law.

Item 1A.RISK FACTORS

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of the Company’s risk factors. However, many of the risk factors disclosed in Item 1A of our Annual Report may be further heightened or exacerbated by the impact of the COVID-19 pandemic.

We continue to face risks related to Novel Coronavirus (COVID-19) which have significantly disrupted our manufacturing, research and development, operations, sales and financial results, and could continue to do so for the foreseeable future.

Our business has been and will continue to be adversely impacted by the effects of the Novel Coronavirus (“COVID-19”), although we are seeking to resume and rebuild operations of all of our subsidiaries to pre-COVID-19 levels.  Nevertheless, in addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments may continue to cause disruption to our international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. In addition, COVID-19 and its variants or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 outbreak will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of COVID-19 and any of its variants or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

The impact on our operations of shortages, or additional shortages that may surface, related to COVID-19 is uncertain, but could potentially impact our future sales, manufacturing operations and financial results.    Continued progression of these circumstances could result in a decline in customer orders, as our customers could shift purchases to lower-priced or other perceived value offerings or reduce their purchases and inventories due to decreased budgets, reduced access to credit or various other factors, and impair our ability to manufacture our products, which could have a material adverse impact on our results of operations and cash flow.  While the current impacts of COVID-19 are reflected in our results of operations, we cannot at this time separate the direct COVID-19 impacts from other factors that cause our performance to vary from quarter to quarter. The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration and severity of the pandemic, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its national and, to some extent, global economic impact. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable.  However, our results of operations in future periods may continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances in 2021

In January 2021, the Company issued 1,432,244 shares of Series D Preferred Stock in connection with the Vayu (US) merger transaction.

The shares of Series D Preferred Stock issued in connection with the Vayu (US) merger transaction were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In the nine-months ended September 30, 2021, the Company issued an aggregate of 7,384,018 shares of its restricted Class A common stock for convertible debt of $1,886,898 from 2020.

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

On April 30, 2021, the Company issued 1,617,067 shares of Class A common stock upon conversion of shares of Class C common stock by the holder of the Class C common stock.

The shares of Class A common stock issued upon conversion of the Class C common stock into Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On May 17, 2021, the Company issued 350,000 shares of Class A common stock upon conversion of shares of Class B common stock by the holder of the Class B common stock.

The shares of Class A common stock issued upon conversion of the Class B common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On October 20, 2021, in connection with the purchase of the outstanding securities of Identified Technologies Corporation, the Company issued 888,881 shares of its Class A Common Stock.

The shares of Class A common stock issued in connection with the Identified Technologies Corporation acquisition were issued were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On November 1, 2021, the Company issued 2,506,249 shares of Class A common stock for no additional consideration upon conversion of 1,652,591 shares of Series D Preferred Stock and 1,432,244 shares of Series C Preferred Stock.

The shares of Class A common stock issued upon conversion of the Series C and Series D Preferred Stock into Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

10.11

Identified Technologies Corporation Stock Purchase Agreement, dated October 20, 2021 (previously filed as Exhibit 10 to the Company’s Current Report filed on October 25, 2021, and incorporated herein by reference).

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

Alpine 4 Holdings, Inc.

Dated: November 4, 2021

	By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Zic
Larry Zic
Chief Financial Officer
(Principal Financial Officer)