Form 10-K
period 2021-12-31
ALPINE 4 HOLDINGS, INC.
filed 2022-04-14
CIK 1606698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ___

for the transition period from _______ to _______

Commission file number: 000-55205

Alpine 4 Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 E Arizona Biltmore Circle Suite 237 Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 480-702-2431

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act: Class A Common Stock, $0.0001 par value per share

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	ALPP	The Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $463,512,811.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 12, 2022, the issuer had 162,210,355 shares of its Class A common stock issued and outstanding; 8,548,088 shares of its Class B common stock issued and outstanding; and 12,500,200 shares of its Class C common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALPINE 4 HOLDINGS, INC.

FISCAL YEAR ENDED DECEMBER 31, 2021

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

–	history of operating losses, our ability to develop and implement our business strategies and grow our business:

–	our ability to execute our strategy and business plan regarding growth, acquisitions, and focusing on our strategy of Drivers, Stabilizers, and Facilitators;

–	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic acquisitions, collaborations, and other alternatives if in the best interests of our stockholders;

–	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

–	the potential, if any, for future development of any of our present or future products;

–	our ability to identify and develop additional uses for our products;

–	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;

–	the ability of our Board of Directors to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction; and

–	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

ITEM 1. BUSINESS.

Our Business

Company Background and History

Alpine 4 Holdings, Inc (“we”, “our”, “Alpine 4”, the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014. We are a publicly traded conglomerate that is acquiring businesses that fit into our disruptive DSF business model of Drivers, Stabilizers, and Facilitators. At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation. We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages. This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date of this Report, the Company was a holding company that owned fourteen operating subsidiaries:

–	A4 Corporate Services, LLC;
–	ALTIA, LLC;
–	Quality Circuit Assembly, Inc.;
–	Morris Sheet Metal, Corp;
–	JTD Spiral, Inc.;
–	Excel Construction Services, LLC;
–	SPECTRUMebos, Inc.;
–	Vayu (US), Inc.;
–	Thermal Dynamics International, Inc.;
–	Alternative Laboratories, LLC.;
–	Identified Technologies, Corp;
–	ElecJet, Corp.;
–	DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
–	Global Autonomous Corporation.

Starting in the first quarter of 2020, we also created additional subsidiaries to act as silo holding companies, organized by industries. These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”), A4 Aerospace Corporation (“A4 Aerospace”), and A4 Defense Services, Inc. (“A4 Defense Services”). All of these holding companies are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these subsidiaries.

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

On May 5, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics International, Inc., a Delaware corporation (“Thermal Dynamics”).

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

On October 20, 2021, the Company, and the Company’s subsidiary, A4 Aerospace, Inc., a Delaware corporation (“A4 Aerospace”), entered into a Stock Purchase Agreement with Identified Technologies Corporation, a Delaware corporation with foreign registration in Pennsylvania (“Identified Technologies”). Pursuant to the Stock Purchase Agreement, A4 Aerospace purchased all of the outstanding shares of capital stock of Identified Technologies, a total of 6,486,044 shares of Identified Technologies’ capital stock (the “ITC Shares”). The total purchase price for the ITC Shares was $4,000,000 and was paid in shares of the Company’s Class A common stock, issued to the Shareholders. Following the closing of the transaction, A4 Aerospace owned 100% of the capital stock of Identified Technologies.

On November 29, 2021, the Company, and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 3, Inc. a Delaware corporation (“AC3”), entered into a merger agreement with ElecJet Corp., a Delaware corporation (“ElecJet”) and the three ElecJet shareholders. Pursuant to the Agreement, AC3 merged with and into ElecJet. AC3 was created solely for the purpose of the merger with ElecJet, and ElecJet was the surviving entity following the merger.

On December 9, 2021, the Company, and A4 Technologies, Inc., a Delaware corporation and wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with DTI Services Limited Liability Company (doing business as RCA Commercial Electronics), an Indiana limited liability company (“DTI”), Direct Tech Sales LLC, (also having an assumed business name of RCA Commercial Electronics), an Indiana limited liability company (“Direct Tech”), PMI Group, LLC, an Indiana limited liability company (“PMI”), Continu.Us, LLC, an Indiana limited liability company (“Continu.Us”), Solas Ray, LLC, an Indiana limited liability company (“Solas”), and the two individual owners of these entities. DTI, Direct Tech, PMI, Continu.Us, and Solas were referred to in the Membership Interest Purchase Agreement collectively as “RCA.” Pursuant to the Membership Interest Purchase Agreement, the Company acquired all of the outstanding membership interests of RCA.

Alpine 4 maintains our corporate office located at 2525 E. Arizona Biltmore Circle, Suite 237, Phoenix, Arizona 85016. ALTIA works out of the headquarters offices. QCA rents a location at 1709 Junction Court #380 San Jose, California 95112. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Vayu (US) has its headquarters at 3753 Plaza Drive, Ann Arbor, Michigan 48108. The headquarters for TDI are located at 14955 Technology Ct, Fort Myers, Florida 33912. Alt Labs has its headquarters at 4740 S. Cleveland Ave. Fort Myers, Florida 33907. The Identified Technologies Corporation headquarters are located at 6401 Penn Ave, Suite 211, Pittsburgh, Pennsylvania 15206. ElecJet has its headquarters at 2525 E Arizona Biltmore Cir, Suite 237, Phoenix, Arizona 85016. RCA Commercial Electronics has its headquarters at 5935 W 84th St, Indianapolis, Indiana 46278. Global Autonomous Corporation has its offices at 2525 E Arizona Biltmore Circle, Suite 237, Phoenix Arizona 85016.

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

Diversification

It is our goal to help drive Alpine 4 into a leading, multi-faceted holding company with diverse products and services that not only benefit from one another as a whole but also have the benefit of independence. This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership, while working synergistically with other Alpine 4 holdings. Alpine 4 has been set up with a holding company model, with Presidents who will run each subsidiary business, and Managers with specific industry related experience who, along with Kent Wilson, the CEO of Alpine 4, will help guide our portfolio of companies as needed. Alpine 4 will work with our Presidents and Managers to ensure that our core principles of Synergy, Innovation, Drive, Excellence are implemented and internalized. Further, we plan to work with our subsidiaries and capital partners to provide the proper capital allocation and to work to make sure each business is executing at high levels.

In 2016, we saw the beginning of our plan for diversification take hold with the acquisition of Quality Circuit Assembly, Inc. (“QCA”), when Alpine 4 acquired 100% of QCA’s stock effective April 1, 2016. Additional information relating to our acquisition of QCA can be found in our Current Report on Form 8-K, filed with the SEC on March 15, 2016.

In October 2016, we formed a new Limited Liability Company called ALTIA (Automotive Logic & Technology In Action) to create an independent subsidiary for Alpine 4’s 6th Sense Auto product and its BrakeActive product. The company holds two patents on this technology.

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

As noted above, in 2021, the Company, either directly or through subsidiaries entered into the following acquisition and merger transactions:

–	In May 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics;
–	In May 2021, the Company acquired all of the outstanding membership interests of KAI Enterprises, LLC, a Florida limited liability company, the sole asset of which was all of the outstanding membership interests of Alt Labs;
–	In June 2021, the Company announced the combination of its subsidiaries Impossible Aerospace (“IA”) and Vayu (US) (“Vayu US”) to become Vayu Aerospace Corporation (“VAYU”);
–	In October 2021, the Company, and the Company’s subsidiary, A4 Aerospace, Inc., a Delaware corporation, entered into a Stock Purchase Agreement with Identified Technologies;
–	In November 2021, the Company, and AC3 entered into a merger agreement with ElecJet; and
–

In December 2021, the Company, and A4 Technologies entered into a Membership Interest Purchase Agreement with DTI, Direct Tech, PMI, Continu.Us, Solas Ray, and their individual owners to acquire all of the outstanding membership interests of RCA; and

–	In January 2022, the Company formed Global Autonomous Corporation with several key employees and consultants. The Company owns 71.43% of the outstanding shares of Global Autonomous Corporation.

As of the date of this Report, the Company was exploring additional acquisition and merger transactions, and additional information will be provided if and when such transactions are either binding or closed.

At the core of our business strategy is our focus on scalable corporate platform solutions. We have built a strong portfolio of manufacturing, software, and energy driven businesses with a focus on long-term value creation.

As of the date of the filing of this Annual Report, our subsidiaries and product groups consisted of the following:

Subsidiaries & Product Groups

As of the date of the filing of this Report, we had the following subsidiaries and product groups:

•	ALTIA, LLC is an automotive technology company with several core product offerings:

	–	6th Sense Auto is a connected car technology that provides a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention. 6th Sense Auto uses disruptive technology to improve inventory management, reduce costs, increase sales, and enhance service.

	–	BrakeActive™ is a safety device that can improve a vehicle’s third brake light’s ability to greatly reduce or prevent a rear end collision by as much as 40%. According to a National Highway Traffic Safety Administration report issued in 2010, rear end collisions could be reduced by 90% if trailing vehicles had one additional second to react. The Company’s new programmable technology and device aims to provide this additional reaction time to trailing vehicles.

•

Quality Circuit Assembly (“QCA”) - Since 1988, QCA has been providing electronic contract manufacturing solutions delivered to its customers via strategic business partnerships. Our abilities encompass a wide variety of skills, beginning with prototype development and culminating in the ongoing manufacturing of a complete product or assembly. Turnkey solutions are tailored around each customer’s specific requirements. Conveniently located in San Jose, California, with close proximity to San Jose airport and all major carriers, QCA’s primary aim is to provide contract-manufacturing solutions to market leading companies within the industrial, scientific, instrumentation, military, medical and green industries.

•	American Precision Fabricators (“APF”) – Based in Fort Smith, Arkansas, APF was a sheet metal fabricator that provided American made fabricated metal parts, assemblies and sub-assemblies to Original Equipment Manufacturers (“OEM”). The Company supplied several industries with fabricated parts that it created in-house. It offered several production capabilities with its state-of-the-art machinery. As of August 31, 2020 APF has ceased operations.

•	Morris Sheet Metal FW (“MSM FW”) – Based in Fort Wayne, Indiana, MSM is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•	JTD Spiral (“JTD”) - Based in Fort Wayne, Indiana, JTD is a sister company to MSM and provides specialized spiral duct work to MSM clientele.

•	Deluxe Sheet Metal, Inc (“DLX”) – Based in South Bend, Indiana, DLX is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more. In 2021, DLX merged its operations into MSM FW becoming MSM-SB.

•	Excel Fabrication, LLC (name subsequently changed to Excel Construction Services) (“EXL”) –Based in Twin Falls, Idaho, EXL is an industrial service with customers in the Food, Beverage, Dairy, Mining, Petrochemical, Mineral, and Ammonia Refrigeration. EXL’s capabilities include a vast amount of field work including new fabrication, design build, installation, repairs, service, maintenance, turn arounds, down days planned or unplanned with quick and responsive teams for most any items required by the customer needs and demands.

•

Impossible Aerospace (“IA”) builds high performance electric aircraft. Founded in 2016 by former Tesla engineer Spencer Gore, IA unveiled its US-1 aircraft in 2018, unique for its long endurance and US origin. At the time, IA was backed by Bessemer Venture Partners, Eclipse Venture, and Airbus Ventures. IA is committed to the advancement of cutting edge airframes such as the US-1 and the upcoming US-2 which will be powered by Solid State Batteries from its sister company ElecJet. The IA team consists of experts in aviation, engineering, advanced imaging and law enforcement and come from some of the most progressive companies in the US including SpaceX, Tesla, NASA, FLIR Systems and Icon Aircraft. IA was merged into Vayu on January 7, 2022 and is operating at the Vayu location. The merged company was renamed Vayu Aerospace Corporation.

•

Vayu Aerospace Corporation, formerly Vayu (US), Inc. (“Vayu”), has as its mission to solve the hardest and most critical logistics challenges, anywhere in the world. Vayu aims to set the standard and lead the market in safe, reliable, and affordable vertical take-off and landing (“VTOL”) aircraft. Vayu focuses on four key areas: medical, logistics, energy, and disaster relief.

–	Medical – From blood products for transfusion and time-sensitive anti-venoms, to critical medications, vaccines, and surgical supplies, Vayu’s drones deliver vital supplies --anywhere, anytime. Vayu’s drone not only brings precious cargo to remote areas, but it can also pick up medical products, such as lab samples, and return them to a central laboratory for testing.
–	Logistics - Mail. Spare parts. Consumer electronics. Time-sensitive documents. These are just a few examples of the use cases where Vayu’s vehicle can play a critical role. Delivery from hub-to-hub or to the ‘last mile’. Vayu’s vehicle can both decrease costs, due to its fuel efficiency and autonomous capability -- and increase market share.
–	Energy – Vayu’s drone can reach open-pit mines and offshore oil platforms. By transporting spare parts, or other commodities, Vayu’s vehicle can save a company from down-time and high costs of on-site stocking, while avoiding more costly forms of transportation.
–	Disaster Relief – In times of crisis, when infrastructure is compromised, Vayu’s drones can reach areas otherwise completely inaccessible. Whether it’s after an earthquake, hurricane, or flooding, Vayu’s drones can take off and land anywhere, and reach populations in need.
–	As noted above, in June 2021, the Company announced the combination of IA and Vayu to become Vayu Aerospace Corporation (“VAYU”)

•	Alternative Laboratories (“Alt Labs”) - Based in Fort Meyers, Florida, Alt Labs operates as a contract manufacturer of dietary and nutritional supplements.

•	Thermal Dynamics International, Inc. (“TDI”) is an international contracting, fabricator, and project management services company. TDI’s primary client is the United States Federal Government, including the Department of Defense and Department of State. TDI specializes in managing complex projects, assets and infrastructure for its customers, including support and services for the engineering, design, logistics and installation of HVAC, Control and Electrical systems in government facilities outside the United States.

•

Identified Technologies - Based in Pittsburgh, Pennsylvania, provides geospatial and 3D data to customers in Construction, Oil/Gas, Mining, and Quarries. Users capture the raw data on site with small Unmanned Aerial Systems and use automated software to convert the raw imagery to geospatial data. Identified can both enable customers to deploy their own drone departments, and deploy certified pilots to capture the data as a service.

•	ElecJet - Based in Phoenix, Arizona, ElecJet operates as a manufacturer of electronic components, a research and development company for graphene batteries.

•	DTI Services Limited Liability Company, and Affiliates (collectively referred to as the “RCA”) is engaged in the design, manufacture and wholesale distribution of commercial LED lighting and electronics such as televisions, mounting solutions, projectors and screens, audio equipment, digital signage, mobile audio and video systems, and all wire and connecting products throughout the United States of America.

–

In January 2022, the Company announced the formation of RCA Batteries Corporation (RCA Batteries), a joint venture between RCA Commercial and Elecjet. RCA Batteries will reside under the Company’s subsidiary RCA Commercial and will operate as the manufacturer and distributor of the ElecJet family of graphene batteries.

Recent Developments

Registered Direct Offering

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature page thereto (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a registered direct offering, an aggregate of 8,571,430 Shares of Class A Common Stock (the “Common Stock”) and Warrants the (“Warrants”) to purchase up to 4,285,715 Shares of Class A Common Stock (the “Warrant Shares”) underlying the Warrants, for aggregate gross proceeds to the Company of $24,000,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. At the closing, the Company issued an aggregate of 8,571,430 Shares and Warrants to purchase an aggregate of 4,285,715 Warrants Shares.

ElecJet Corporation

On November 29, 2021, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 3, Inc. a Delaware corporation (“Merger Sub”), entered into a merger agreement (the “Agreement”) with ElecJet Corp., a Delaware corporation (“ElecJet”) and the three shareholders of ElecJet, Samuel Gong (“Gong”), Wade Lin (“Lin”), and John Doricko (“Doricko,” and collectively with Gong and Lin, the “Securityholders”). Pursuant to the Agreement, Merger Sub merged with and into ElecJet (the “Merger”). Additional information about this transaction can be found in the Current Report on Form 8-K filed by the Company on December 3, 2021.

Acquisition of DTI Services Limited Liability Company (doing business as RCA Commercial Electronics)

On December 9, 2021, the Company and A4 Technologies, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“A4 Technologies”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with DTI Services Limited Liability Company (doing business as RCA Commercial Electronics), an Indiana limited liability company (“DTI”), Direct Tech Sales LLC, (also having an assumed business name of RCA Commercial Electronics), an Indiana limited liability company (“Direct Tech”), PMI Group, LLC, an Indiana limited liability company (“PMI”), Continu.Us, LLC, an Indiana limited liability company (“Continu.Us”), Solas Ray, LLC, an Indiana limited liability company (“Solas”), Kirby Goedde, an individual (“Goedde”), and Andrew Spence, an individual (“Spence” and with Goedde, each a “Seller” and collectively, the “Sellers”). DTI, Direct Tech, PMI, Continu.Us, and Solas were referred to in the MIPA collectively as “RCA.” Pursuant to the MIPA, A4 Technologies acquired all of the outstanding membership interests of RCA from the Sellers, which is referred to herein as the “RCA Transaction.”

Prior to the RCA Transaction, the Sellers owned all of the issued and outstanding membership interests in the entities that collectively constituted RCA (collectively, the “Acquired Interests”). Pursuant to the RCA Transaction, A4 Technologies acquired all of the Acquired Interests and became the sole owner of RCA. The parties to the RCA Transaction met all of the required conditions to closing on December 13, 2021, and the RCA Transaction closed on that day. Additional information about the Transaction can be found in the Current Report on Form 8-K filed by the Company on December 15, 2021.

RCA Batteries

On January 26, 2022, the Company issued a press release to announce the formation of RCA Batteries Corporation (“RCA Batteries”), a joint venture between RCA Commercial and Elecjet Corp. As of the date of this Report, the Company had opted to use RCA Batteries as a brand and not a corporate entity. As noted in the press release, RCA Batteries will reside under Alpine 4’s subsidiary RCA Commercial and will operate as the manufacturer and distributor of the ElecJet family of graphene batteries. Elecjet will continue as a manufacturer of electronic components, a research and development company, and the legal entity holding the company’s intellectual property, including patents and software copyrights. The Company further announced that Samuel Gong will be the President of RCA Batteries while remaining as President of Elecjet.

In March 2022, ElecJet engaged the Battery Innovation Center (BIC) in Newberry, Indiana, to conduct a third-party verification of the specifications of certain of ElecJet’s Class of solid-state batteries previously confirmed by ElecJet in its laboratory. The testing included puncture testing, folding/crumpling tests, and thermal heat tests. The AX Battery Class is a Ceramic Oxide solid-state battery and comes in the form of a 31Ah Solid-State Battery and a 10Ah Solid-State Battery. All of the AX and G-AX Classes are true solid-state batteries and are not semi solid-state batteries. ElecJet engaged the BIC to perform several types of testing, ranging from verification of its charge capabilities, to energy density / power density, to induced failure point testing. The BIC tested two versions of the AX 31Ah the AX-01 and the AX-02. These two subclasses are designed for different market segments.

The AX-01 is an ultra-safe version that can withstand a variety of survivability use cases. The AX-01 has a slightly different material composition that enables its amazing survivability characteristics. The BIC confirmed that the AX-01 withstood being punctured, then folded, and finally crumpled while still holding a charge. The cell was then put through a temperature destruction test where the cell survived to a temperature of 410 degrees Fahrenheit (210 degrees Celsius). Details of the tests are described below:

-

Nail Puncture Test: The AX-01 was punctured by a 3mm diameter nail. The nail was left inside the battery, purposely causing the battery to short, of which it did for over an hour while being suspended in the air. The battery's temperature fluctuated but would hover at around 98.6°F (37°C) near the end of the hour with a maximum measured temperature of 101.76°F (38.76°C). Subsequently, the battery was lowered back on to the metal surface for the nail to be removed and the battery quickly returned to room temperature. One amazing feature of the battery was that during the entirety of the test, the AX-01 was holding voltage and remained functional. Note: Traditional lithium batteries typically would instantly catch on fire and go into thermal runaway the moment the battery was punctured.

-

Fold/Crumple Test: After the puncture test, the AX-01 was folded over its long side (AX-01 is a long rectangular shape) by a mechanical actuator. After it was folded to the point that both ends were touching each other, the battery was attempted to be folded over again by its short side. After being folded with as much force as the mechanical actuator could press out, the battery remained functional throughout the entire process and remained at room temperature. Note: Standard lithium batteries would normally catch on fire after being folded at even a small angle.

-

Thermal Heat Test: The battery was placed in an oven and the oven would slowly and constantly increase in temperature to test the battery's heat exposure breaking point. The temperature of the battery was brought up to 428°F (220°C) before thermal runaway occurred creating a new BIC record. Once the battery eventually caught fire, the fire was unlike other thermal runaways where a battery spews a stream of fire from a concentrated point, but rather was much more contained to the surface area across the battery. Note: Typical lithium batteries would have a thermal runaway at 266°F (130°C) and the previous highest recorded temperature before thermal runaway on cells of similar capacity, with fielded chemistries, at the BIC was 302°F (150°C).

The BIC confirmed that the AX-01 measured a discharge energy of 111.41Wh at a C/2 rate (measured 31.70 Ah)). At a nominal volume of 0.17571 Liters for each cell and a nominal mass of 0.395 kg, this translates to 634Wh/L and 282Wh/kg of energy densities which are both dramatic improvements over current battery technology.

* The AX-01 has a designed commercial cycle life of over 1,200 charge cycles. (Please note: this life cycle range was tested only in the Company’s laboratories, and we have not yet received results from the BIC, which generally takes several months to complete.)

The AX-02 is an energy dense cell that also has a high degree of survivability but trades some of the safety material features of the AX-01 for much higher power densities and higher life cycles.

The BIC confirmed that the AX-02 has the capability to charge at 4C. This means that the battery can fully charge in just 15 minutes. The AX-02 is also capable of 7C discharging and over 2,400 life cycles, both of which are currently in the process of being confirmed by the BIC.

The BIC also confirmed that the AX-02 measured a discharge energy of 113.213Wh at a C/2 rate (measured 31.4 Ah). At a nominal volume of 0.17571 Liters for each cell and a nominal mass of 0.395 kg, this translates to 644Wh/L and 287Wh/kg of energy densities which are both dramatic improvements over current battery technology.

Additionally, the Company has been exploring and has had discussions with different battery engineering firms, capital partners and consultants, in anticipation of bringing production of the ElecJet AX Class of batteries to the United States. ElecJet has current plans to begin with a ½ GW battery factory to support non EV customers with products for ESS systems, aerospace platforms and defense systems that need safe reliable power cells. However, the Company anticipates that factory layout and space accommodation will be made for the factory to expand to 5 GW or greater, if demand from potential EV customers increases. The company has narrowed its search to build this factory to Phoenix and Tucson, Arizona; Houston, Texas; and Indianapolis, Indiana, and plans on making a decision on which location to build this factory in the third quarter of 2022. The Company has also taken an equity position in a battery design firm, and is exploring other strategic opportunities relating to production and design of the batteries in the United States.

Annual Shareholder Meeting; Mike Loyd Resignation

On March 25, 2022, the Company held its 2021 Annual Shareholder meeting. At the meeting, the Company’s shareholders elected eight directors: Kent B. Wilson, Charles Winters, Ian Kantrowitz, Gerry Garcia, Edmond Lew, Christophe Jeunot, Jonathan Withem, and Mike Loyd; ratified the appointment of MaloneBailey, LLP as the Company’s independent registered public accountant for 2021; approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 295,000,000 shares; and approved the adoption of the Company’s new 2021 Equity Incentive Plan.

Prior to the annual meeting, Mike Loyd communicated to the Board his plan to resign, effective immediately, due to added responsibilities with his employer and to spend more time with family.

On April 13, 2022, the Company filed the Certificate of Amendment with the Delaware Secretary of State, increasing the number of authorized shares of Class A Common Stock to 295,000,000 shares.

Appointment of New Director; Implementation of Rotating Board Chair Position

On April 6, 2022, the Company announced that the Board of Directors had appointed Andy Call to join the Board of Directors and to become Chair of the Audit Committee of the Board.

Additionally, on April 6, 2022, the Company’s Board of Directors adopted a resolution to implement a rotation in the position of Chair of the Board of Directors.  The resolution had been recommended by the Board’s Nominating and Corporate Governance Committee.  Per the resolution of the Board, the chair position will rotate on an annual basis.

Acting upon a recommendation from the Nominating and Corporate Governance Committee, the Board then appointed Gerry Garcia as the new Chair of the Board of Directors.

Additional information about Mr. Call and about the rotating chair position can be found in the Current Report on Form 8-K filed with the SEC on April 11, 2022.

Employees

As of the date of this Report, we had 480 full-time employees. We believe that our relationship with our employees is good. Other than as disclosed in this Report or previously filed with the SEC, we have no employment agreements with our employees.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Summary of our Risk Factors

We face numerous risks that could materially affect our business, results of operations or financial condition. The most significant of these risks include the following:

–

The global supply chain is an issue for many companies in the global business environment, including for Alpine 4.   These constraints affected the company in 2021 and may affect our ability to deliver our products on time in 2022.

–	Alpine 4 is an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our Class A common stock less attractive to investors

–	Growth and development of operations will depend on the acceptance of Alpine 4’s proposed businesses. If Alpine 4’s products are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate future revenues, which would result in a failure of the business and a loss of the value of your investment.

–	If demand for the products Alpine 4 plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment.

–	Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

–	If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

–	Alpine 4 stockholders may have difficulty in reselling their shares due to the limited public market or state Blue Sky laws.

–	The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economies, which has impacted the business, activities, and operations of our customers, as well as our business and operations. Additionally, through 2021, the U.S. and other economies have been impacted by supply chain disruptions, labor shortages and high inflation, all of which may have a negative impact on our business and operations.

–	Our existing debt levels may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

–	Growth and development of operations will depend on the growth in our acquisition model and from organic growth from our subsidiaries’ businesses. If we cannot find desirable acquisition candidates, we may not be able to generate growth with future revenues.

–	We face risks related to COVID-19 which have significantly disrupted our manufacturing, research and development, operations, sales and financial results, and could continue to do so for the foreseeable future.

–	Should we fail to comply with the minimum listing standards applicable to issuers listed on The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market.

Risks Associated with Our Business and Operations

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are is an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company’s first filed registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

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

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,070,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company’s first filed registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

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

We are a publicly reporting company. As a public company, we are required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other federal securities laws, and rules and regulations promulgated by the SEC and the various exchanges and trading facilities where our Class A common stock may trade, which result in significant legal, accounting, administrative and other costs and expenses. These rules and requirements impose certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and codes of conduct, depending on where our shares trade. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all applicable requirements.

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

Alpine 4’s executive officers have limited experience being officers of a public company. It may be time consuming, difficult and costly for us to continue to develop, implement, and update the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

Alpine 4 is a growth-based company and has shown a net loss since inception. Ownership of Alpine 4 shares is highly risky and could result in a complete loss of the value of your investment if we are unsuccessful in its business plans.

As the Alpine 4’s “Driver” classified subsidiaries mature from a start-up phase to an operating phase, the Company expects to stop incurring operating losses at some point in the future. However new additional subsidiaries may incur significant expenses associated with the growth of those businesses. Further, there is no guarantee that the Company will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of one of its subsidiaries or force Alpine 4 to seek additional capital through loans or additional sales of its equity securities to continue business operations which would dilute the value of any shares you purchase in connection with this offering.

Growth and development of operations will depend on the growth in the Alpine 4 acquisition model and from organic growth from its subsidiaries’ businesses. If we cannot find desirable acquisition candidates, it may not be able to generate growth with future revenues.

We expect to continue our strategy of acquiring businesses, which management believes will result in significant growth in projected annualized revenue by the end of 2022. However, there is no guarantee that we will be successful in realizing future revenue growth from its acquisition model. As such, we are highly dependent on suitable candidates to acquire, which supply of such candidates cannot be guaranteed and is driven from the market for M&A. If we are unable to locate or identify suitable acquisition candidates, or to enter into transactions with such candidates, or if we are unable to integrate the acquired businesses, we may not be able to grow our revenues to the extent anticipated, or at all.

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

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

–	the potential failure to achieve the expected benefits of the combination or acquisition;
–	difficulties in and the cost of integrating operations, technologies, services and personnel;
–	diversion of financial and managerial resources from existing operations;
–	risk of entering new markets in which we have little or no experience;
–	potential write-offs of acquired assets or investments;
–	potential loss of key employees;
–	inability to generate sufficient revenue to offset acquisition or investment costs;
–	the inability to maintain relationships with customers and partners of the acquired business;
–	the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our established brand;
–	potential unknown liabilities associated with the acquired businesses;
–	unanticipated expenses related to acquired technology and its integration into existing technology;
–	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;
–	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and
–	challenges caused by distance, language and cultural differences.

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

Alpine 4 is relying on a small number of key individuals, which the Company has increased during 2021, to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary, Jeff Hail, our Chief Operating Officer, Larry Zic, our Chief Financial Officer, and SaVonnah Osmanski, our VP/Corporate Controller. Mr. Wilson serves full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy. In addition, Alpine 4’s future success depends in large part on the continued service of Mr. Wilson and the executive team If Mr. Wilson or any member of the executive team chooses not to serve as an officer or if Mr. Wilson or any member of the executive team is unable to perform his or her duties, this could have an adverse effect on Company business operations, financial condition and operating results, especially if we are unable to replace Mr. Wilson or Mr. Hail with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.

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

The success of Alpine 4 and its subsidiaries depends, to a large extent, on certain economic factors that are beyond its control. Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond Alpine 4’s control may have an adverse effect on the ability of our subsidiaries to sell its products, to operate, and to collect sums due and owing to them.

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

Successful implementation of our business strategy depends on our being able to acquire additional businesses and grow our existing subsidiaries, as well as on factors specific to the industries in which our subsidiaries operate, and the state of the financial industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

•	The competitive environment in the industries in which our subsidiaries operate that may force us to reduce prices below the optimal pricing level or increase promotional spending;

•	Our ability to anticipate changes in consumer preferences and to meet customers’ needs for our products in a timely cost-effective manner; and

•	Our ability to establish, maintain and eventually grow market share in these competitive environments.

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

Our financial condition and results of operations for fiscal 2022 may continue to be adversely affected by the COVID-19 pandemic.

The impact of the worldwide COVID-19 pandemic has been and will likely continue to be extensive in many geographies and aspects of society. The pandemic has resulted in and will likely continue to result in disruptions to the global economy, as well as businesses, supply chains and capital markets around the world.

Impacts to our business have included temporary closures of many of our government and university customers and our suppliers, disruptions or restrictions on our employees’ and customers’ ability to travel, and delays in product installations or shipments to and from affected countries. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, implemented and some continue to implement significant restrictions on travel, shelter in place or stay at home orders, and business closures. While some of these restrictions were loosened in certain jurisdictions, some markets have returned to restrictions in the face of increases in new COVID-19 cases, particularly as more contagious strains of the virus emerge. Many of our employees in jurisdictions in which we have significant operations continue to work remotely. Much of the commercial activity in sales and marketing, and customer demonstrations and applications training, is still either being conducted remotely or postponed. Even where customers have re-opened their sites, some still operate at productivity levels that are below pre-pandemic levels in an effort to accommodate safety protocols and as a result of pandemic-related supply chain disruptions. Any resurgence of the virus or the emergence of new strains of the virus, particularly any new strains which are more easily transmitted or which are resistant to existing vaccines, may require us or our customers to close or partially close operations once again. These travel restrictions, business closures and operating reductions at Alpine 4, our customers, our distributors, and/or our suppliers have in the past adversely impacted and may continue to adversely impact our operations, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our distributors, or the facilities of suppliers or customers. Further, global supply chains continue to be disrupted, causing shortages, which has impacted our ability to manufacture and supply our products. We could also experience increased compensation expenses associated with employee recruiting and employee retention to the extent employment opportunities continue to multiply post-pandemic, causing the search for and retention of talent to become more competitive. This disruption of our employees, distributors, suppliers and customers has historically impacted and may continue to impact our global sales and future operating results.

We are continuing to monitor and assess the ongoing effects of the COVID-19 pandemic on our commercial operations in 2022 and going forward. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, including the impact of any resurgence of the virus, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines, (including to protect against any new strains of the virus), and the length or severity of travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and may continue to affect demand for our products and our operating results.

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

The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, judgments and methodologies on an ongoing basis. Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact future business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines (including to protect against any new strains of the virus), and the actions taken to contain or treat the virus, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within the consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from management’s estimates if these results differ from historical experience.

Our existing debt levels may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2021, we had total debt of approximately $61 million. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; and (iii) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions. If we fail to satisfy our obligations under our outstanding debt, an event of default could result that could cause some or all of our debt to become due and payable.

Cybersecurity risks and cyber incidents, including cyber-attacks, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us due to our substantial reliance on information technology or otherwise. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result of the generally increasing frequency and sophistication of cyber-attacks, and our substantial reliance on technology, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. Our reliance on information technology is substantial, and accordingly the risks posed to our information systems, both internal and those provided by third-party service providers are critical. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.

Those risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our and our customers’ proprietary business information and intellectual property, and personally identifiable information of our employees and customers, that we collect and store in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of employee, customer or other personally identifiable or our or our customers’ proprietary business data, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm.

Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.

We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect, store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.

We rely heavily on our back office informational technology infrastructure, including our data processing systems, communication lines, and networks. Although we have back-up systems and business-continuation plan in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Any interruption or failure of our informational technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money. Further consequences could include liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up and procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.

Our technology, data and intellectual property and the technology, data and intellectual property of our funds’ portfolio companies are also subject to a heightened risk of theft or compromise to the extent that we and our funds’ portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact us, our funds and their investments.

A significant actual or potential theft, loss, corruption, exposure or fraudulent, unauthorized or accidental use or misuse of investor, employee or other personally identifiable or proprietary business data could occur, as a result of third-party actions, employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data. If such a theft, loss, corruption, use or misuse of data were to occur, it could result in significant remediation and other costs, fines, litigation and regulatory actions against us by (i) the U.S. federal and state governments, (ii) the EU or other jurisdictions, (iii) various regulatory organizations or exchanges and (iv) affected individuals, as well as significant reputational harm.

Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive privacy laws enacted in California, Colorado and Virginia, the Hong Kong Personal Data (Privacy) Ordinance, the Korean Personal Information Protection Act and related legislation, regulations and orders and the Australian Privacy Act. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We expect to devote resources to comply with evolving cybersecurity and data privacy regulations and to continually monitor and enhance our information security and data privacy procedures and controls as necessary. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we experience a cybersecurity incident and fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.

The materialization of one or more of these risks could impair the quality of our operations, harm our reputation, negatively impact our businesses and limit our ability to grow.

We rely significantly on the use of information technology, as well as those of our third-party service providers. Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.

To the extent that our services are web-based, we collect, process, transmit and store large amounts of data about our customers, employees, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect this data from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, and we may be unable to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of customer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an material adverse effect on our business, financial condition, and results of operations. This risk is heightened as governmental authorities throughout the U.S. and around the world devote increasing attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote resources to monitor and update our systems and implement information security measures to protect our systems, there can be No assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements, including (if applicable) the California Consumer Privacy Act’s (“CCPA”) new “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

ESG goals and values are embedded in our core mission and vision, and we actively take into consideration their expected impact on the sustainability of our business over time and the potential impact of our business on society and the environment, including offsetting or reducing carbon emissions and sound pollution from launches. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

Risks Related to Our Class A Common Stock

We may, in the future, issue additional securities, which would reduce our stockholders’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended to date, authorizes us to issue 295,000,000 shares of Class A common stock, and 10,000,000 shares of Class B common stock and 15,000,000 Class C stock. As of the date of this Report, we had 162,210,355 shares of Class A common stock outstanding; 8,548,088 shares of Class B common stock issued and outstanding; and 12,500,200 shares of Class C common stock issued and outstanding.

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

The market price for our Class A common stock is likely to be volatile, in part because of the volume of trades of our Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;

•	regulatory or legal developments in the United States and other countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	social and economic impacts resulting from the global COVID-19 pandemic;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	our ability to raise additional capital and the terms on which we can raise it;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. We currently have limited coverage and may never obtain increased research coverage by securities and industry analysts. If no or few securities or industry analysts cover our company, the trading price and volume of our stock would likely be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Future sales of our Class A common stock may cause our stock price to decline.

Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our Class A common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

Alpine 4 may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Class A Common Stock.

Pursuant to our Certificate of Incorporation, our Board of Directors may issue Preferred Stock with voting and conversion rights that could adversely affect the voting power of the holders of Class A Common Stock. In the fourth quarter of 2019, we issued shares of a newly designated Series B Preferred Stock to members of our Board of Directors. The outstanding shares of Series B Preferred Stock have voting rights in the aggregate equal to 200% of the total voting power of our other outstanding securities, giving our Board of Directors control over any matters submitted to the vote of the shareholders of Alpine 4. Any such provision may be deemed to have a potential anti-takeover effect, and the issuance of Preferred Stock in accordance with such provision may delay or prevent a change of control of Alpine 4. The Board of Directors also may declare a dividend on any outstanding shares of Preferred Stock.

If we are unable to continue to meet the required listing standards of The Nasdaq Capital Market, our Class A common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Capital Market. The listing standards of The Nasdaq Capital Market require that a company maintain stockholders’ equity of at least $2.5 million and a minimum bid price subject to specific requirements of $1.00 per share. Should we fail to comply with the minimum listing standards applicable to issuers listed on The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The Nasdaq Capital Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

–	announcements of technological innovations or new products by us or our competitors;

–	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;

–	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;

–	actual or anticipated fluctuations in our operating results;

–	changes in financial estimates or recommendations by securities analysts;

–	developments involving corporate collaborators, if any;

–	changes in accounting principles; and

–	the loss of any of our key management personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2. PROPERTIES.

Alpine 4 Holdings, Inc., maintains our corporate office in rented offices at 2525 E Arizona Biltmore Cir, Suite 237, Phoenix, Arizona 85016. The monthly rent obligation is approximately $8,500 per month.

Quality Circuit Assembly, Inc. rents a location at 1709 Junction Court #380 San Jose, California 95112. The monthly rent obligation is approximately $32,000 per month.

Quality Circuit Assembly Central, rents a property at 4401 Savannah St. Fort Smith, Arkansas 72903 for $16,200 per month.

Morris Sheet Metal - South Bend rents space at 6661 Lonewolf Dr, South Bend, Indiana 46628. The rent obligation is approximately $79,000 per month. During the year ended December 31, 2021, MSM SB began operating out of the MSM FW location upon the merger of MSM SB and MSM FW.

Morris Sheet Metal - Fort Wayne and JTD Spiral rent office and fabrication space at 6212 Highview Dr, Fort Wayne, Indiana 46818. The monthly rent obligation is approximately $26,300.

Excel Construction Services rents office and fabrication space at 297 Wycoff Cir, Twin Falls, Idaho 83301. The monthly rent obligation is approximately $18,700.

Vayu (US) has its headquarters at 3753 Plaza Drive, Ann Arbor, Michigan 48108. The monthly rent obligation is approximately $9,600.

Alt Labs owns the building of its headquarters at 4740 S Cleveland Ave, Fort Myers, Florida 33907. The monthly mortgage is approximately $25,000.

Thermal Dynamics International rents space at 14955 Technology Court, Fort Myers, Florida 33912. The monthly rent obligation is approximately $26,800.

Identified Technologies has its headquarters at 6401 Penn Ave, Suite 211, Pittsburgh, Pennsylvania 15206. The monthly rent obligation is approximately $1,800.

DTI Services Limited Liability Company rents office and warehouse space at 5935 W. 84th Street, Indianapolis, Indiana 46278. The monthly rent obligation is approximately $33,600.

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

In June 2020, the Company’s subsidiary Excel Fabrication, LLC filed a lawsuit against Fusion Mechanical, LLC, in the Fifth Judicial District Court, State of Idaho (Case Number CV42-20-2246). The Company claimed tortious interference and trade secret violations by the defendant. The defendant filed a motion to dismiss, which was denied by the Court. As of the date of this Report, discovery was proceeding. The defendant filed a second motion to dismiss and the Company filed a memorandum in response to the second motion to dismiss, for which a hearing was held on May 10, 2021. On June 11, 2021, the court issued a decision narrowing the claims of the plaintiffs to three items: breach of contract, good faith and fair dealings and intentional interference for economic advantage. These were the Company’s three main points of contention. As of the date of this Report, trial is set for Spring 2023.

In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT. The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). As of the date of this Report, the discovery period had ended but no trial date had been scheduled. A summary judgement motion was filed on December 22, 2021, which was pending as of the date of this Report.

In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC (“Fin Cap”), and Grizzly Research LLC (“Grizzly”) alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report, Fin Cap has not been served with the Complaint. The Company plans to move for an order permitting public service of the Complaint on Fin Cap pursuant to Arizona law.  As of the date of this Report, no trial date had been set.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET PRICES AND DIVIDEND DATA

Stock Prices

As of the date of this Report, our Class A common stock is listed on The Nasdaq Capital Market under the symbol ALPP. Alpine 4 plans to work with a market maker and other professionals to drive trading volume and interest in the stock.

The following table sets forth the range of high and low sales prices per share of our common stock during the periods shown.

	2022		2021		2020
	High	Low	High	Low	High	Low
First Quarter	$2.15	$1.05	$8.51	$2.45	$0.21	$0.001

Second Quarter			$5.11	$2.56	$0.12	$0.03

Third Quarter			$3.24	$2.20	$0.08	$0.03

Fourth Quarter			$5.36	$1.84	$4.40	$0.04

PLEASE NOTE: Trading in the Company’s Class A common stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.

The high and low sales prices for our Class A common stock on April 11, 2022, were $1.0101 and $0.9320, respectively.

Shareholders

As of April 13, 2022, Alpine 4 had 389 shareholders of record. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class B common stock have ten (10) votes for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class C common stock have five (5) votes for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

Alpine 4 has not declared any cash dividends on its common stock since inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on Alpine 4’s earnings and financial position and such other facts, as the Board of Directors deems relevant.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. The Company’s Class A common stock began trading on The Nasdaq Capital Market on October 20, 2021. In anticipation of the Company’s Class A common stock’s beginning to trade on The Nasdaq Capital Market, on March 2, 2021, the Company’s Board of Directors (the “Board”) unanimously determined to increase the size of the Board, and appointed four new independent directors in connection with the Company’s efforts to uplist its Class A common stock for trading on The Nasdaq Stock Market. The new directors appointed were Gerry Garcia, Edmond Lew, Christophe Jeunot, and Jonathan Withem.

Management believes that these four directors, Ms. Garcia and Messrs. Lew, Jeunot, and Withem, meet the Nasdaq director independence standards as they are not and have not been within the past three years employees or executive officers of the Company, have not received compensation from the Company in any 12-month period in the last three years, and have not been employed as an executive officer of another company where the Company’s current executive officers during the past three years served on the compensation committee of such other company.

Securities Authorized for Issuance under Equity Compensation Plans

Adoption of 2016 Stock Option and Stock Award Plan

On November 10, 2016, the Company’s Board of Directors adopted the Company’s 2016 Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, the Company may issue stock options, including incentive stock options and non-qualifying stock options, and stock grants to employees and consultants of the Company, as set forth in the Plan, a copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

The Company has reserved 2,000,000 shares of the Company’s Class A common stock for issuance under the Plan.

Adoption of 2021 Equity Incentive Plan

On December 8, 2021, the Company’s Board of Directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). Pursuant to the 2021 Plan, the Company may issue (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, (f) Cash Awards, and (g) Other Equity-Based Awards. The 2021 Plan will enable the Company to provide stock-based incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; promote the success of the Company’s business; and to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long range success. A copy of the Plan was filed as Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on February 1, 2022. The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting on March 25, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,790,000	$0.19	5,210,000
Equity compensation plans not approved by security holders
Total	1,790,000	$0.19	5,210,000

Recent Sales of Unregistered Securities

Issuance in 2022

In January 2022, the Company issued 72,152 shares of Class A common stock for no additional consideration upon conversion of 10,149 shares of Series C Preferred Stock and 78,674 shares of Series D Preferred Stock.

The shares of Class A common stock issued upon conversion of the Series C and Series D Preferred Stock into Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In March 2022, the Company issued 39,386 shares of Class A Common Stock to management in connection with the acquisition of DTI Services Limited Liability Company.

The shares of Class A common stock referenced above that were issued in 2022, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

For the year ended December 31, 2021, the Company issued an aggregate of 7,384,018 shares of its restricted Class A common stock for convertible debt of $1,886,896.

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

The shares of Class A common stock issued in connection with the Alt Labs acquisition were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

On November 15, 2021, the Company issued 125,000 shares of Class A common stock upon conversion of shares of Class B common stock by the holder of the Class B common stock.

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

The shares of Class A common stock issued in connection with the Identified Technologies Corporation acquisition were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On November 1, 2021, the Company issued 2,409,258 shares of Class A common stock for no additional consideration upon conversion of 1,704,137 shares of Series C Preferred Stock and 1,353,570 shares of Series D Preferred Stock.

The shares of Class A common stock issued upon conversion of the Series C and Series D Preferred Stock into Class A common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On November 29, 2021, the Company issued 1,803,279 shares of Class A common stock in connection with the ElecJet acquisition.

The shares of Class A common stock issued in connection with the ElecJet acquisition were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On December 9, 2021, in connection with the acquisition of DTI Services Limited Liability Company, the Company issued 1,587,301 shares of its Class A Common Stock and 396,852 warrant shares.

On December 20, 2021, the Company issued 100,000 shares of Class A common stock in connection with the HWT legal proceedings.

The shares of Class A common stock issued in connection with the HWT legal proceedings were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

On December 29, 2021, the Company issued 99,018 shares of Class A common stock to management in connection with the acquisition of DTI Services Limited Liability Company.

The additional shares of Class A common stock issued in connection with the DTI Services Limited Liability Company acquisition were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The shares of Class A common stock issued in connection with the DTI Services Limited Liability Company acquisition were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2021, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers.

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 – October 1-31, 2021	0	$0	0	0
Month #2 – November 1-30, 2021	0	$0	0	0
Month #3 – December 1-31, 2021	0	$0	0	0
Total	0	$0

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There are statements in this Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation or intention to update or revise any forward-looking statements.

Overview and Highlights

Company Background

Alpine 4 Holdings, Inc. (“we” or the “Company”), was incorporated under the laws of the State of Delaware on April 22, 2014. We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators. At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation. We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages. This unique perspective has culminated in the development of our Blockchain-enabled Enterprise Business Operating System called SPECTRUMebos.

As of the date of this Report, the Company was a holding company that owned fourteen operating subsidiaries:

–	A4 Corporate Services, LLC;
–	ALTIA, LLC;
–	Quality Circuit Assembly, Inc.;
–	Morris Sheet Metal, Corp;
–	JTD Spiral, Inc.;
–	Excel Construction Services, LLC;
–	SPECTRUMebos, Inc.;
–	Vayu (US), Inc.;
–	Thermal Dynamics, Inc.;
–	Alternative Laboratories, LLC.;
–	Identified Technologies Corporation;
–	ElecJet Corp.;
–	DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
–	Global Autonomous Corporation.

Starting in the first quarter of 2020, we also created additional subsidiaries to act as silo holding companies, organized by industries. These silo subsidiaries are A4 Construction Services, Inc. (“A4 Construction”), A4 Manufacturing, Inc. (“A4 Manufacturing”), and A4 Technologies, Inc. (“A4 Technologies”), A4 Aerospace Corporation (“A4 Aerospace”), and A4 Defense Services, Inc. (“A4 Defense Services”). All of these holding companies are Delaware corporations. Each is authorized to issue 1,500 shares of common stock with a par value of $0.01 per share, and the Company is the sole shareholder of each of these subsidiaries.

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

Results of Operations

The following are the results of our operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change

Revenues, net	$51,640,813	$33,454,349	$18,186,464
Costs of revenue	43,942,815	28,090,722	15,852,093
Gross Profit	7,697,998	5,363,627	2,334,371

Operating expenses:
General and administrative expenses	27,889,130	9,695,891	18,193,239
Research and development	1,464,918	—	1,464,918
Impairment loss of intangible asset and goodwill	367,519	1,561,600	(1,194,081)
Total operating expenses	29,721,567	11,257,491	18,464,076
Loss from operations	(22,023,569)	(5,893,864)	(16,129,705)

Other income (expenses)
Interest expense	(3,834,742)	(5,463,597)	1,628,855
Change in value of derivative liabilities	—	2,298,609	(2,298,609)
Gain on extinguishment of debt	803,079	344,704	458,375
Gain on forgiveness of debt	5,987,523	—	5,987,523
Impairment loss on equity investment	(1,350,000)	—	(1,350,000)
Change in fair value of contingent consideration	—	500,000	(500,000)
Other income	635,526	71,224	564,302
Total other income (expenses)	2,241,386	(2,249,060)	4,490,446

Loss before income tax	(19,782,183)	(8,142,924)	(11,639,259)

Income tax benefit	(376,891)	(93,051)	(283,840)

Net loss	$(19,405,292)	$(8,049,873)	$(11,355,419)

Revenues

Our revenues for the year ended December 31, 2021, increased by $18,186,464 as compared to the year ended December 31, 2020. In 2021, the increase in revenue related to $11,674,220 for Alt Labs (acquired in May 2021); $4,467,376 for TDI (acquired in May 2021); and $4,144,795 for QCA; offset by a decrease of $2,080,978 for APF. We expect our revenue to continue to grow during 2022.

Costs of revenue

Our cost of revenue for the year ended December 31, 2021, increased by $15,852,093 as compared to the year ended December 31, 2020. In 2021, the increase in our cost of revenue related to $7,924,342 for Alt Labs; $3,393,740 for TDI; $4,112,489 for QCA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above. We expect our cost of revenue to increase over the next year as our revenue increases, however at a lower rate year over year.

Operating expenses

Our operating expenses for the year ended December 31, 2021, increased by $18,464,076 as compared to the year ended December 31, 2020. The increase is a result of $6,777,081 related to Alt Labs; $1,356,518 related to TDI; $1,800,000 related to the repurchase of restricted stock units in March 2021; and $2,216,333 related to Vayu US (acquired in February 2021).

Other income (expenses)

Other expenses for the year ended December 31, 2021, decreased by $4,490,446 as compared to the same period in 2020. This decrease was primarily due to the gain on forgiveness of debt.

Liquidity and Capital Resources

We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments. In the first quarter of 2021, we raised approximately $55,000,000 through the sale of our common stock in public and private transactions. On November 26, 2021, a direct offering of common stock was issued raising $22,000,000 in cash.

In April and May 2020, the Company received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107. During the year ended December 31, 2021, the Company also acquired four loans totaling $1,799,725 due to acquisitions. The loans had terms of 24 months and accrued interest at 1% per annum. The Company paid $88,159 for the loan assumed in connection with the Impossible acquisition, and the remaining $356,690 was forgiven. The remaining ten loans were forgiven in whole as provided in the CARES Act during the year ended December 31, 2021. The Company also assumed an Economic Injury Disaster Loan (EIDL) in connection with the Vayu acquisition, which was still outstanding as of December 31, 2021.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities and improved cash flows from operations including the 2021 acquisitions. The Company also secured bank lines of credit totaling $18.8 million in 2021. Another $4.2 million was secured in March 2022. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

The Company also may elect to seek additional bank financing, engage in debt financing through a placement agent, or sell shares of its common stock in public or private offering transactions.

Liquidity Outlook

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

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

While the Company experienced a loss for the year ended December 31, 2021, of $19.4 million, and had a negative cash flow used in operations, there were several significant one-time / non-recurring items included in the $19.4 million net loss. These non-recurring items totaled $8.4 million, consisting of $612 thousand in new acquisitions expenses captured in professional fees, and other costs, $1.8 million for repurchase of restricted stock units, $3.0 million in write off of accounts receivables, $367 thousand in write off of intangibles and goodwill, $1.2 million to management for bonuses, and $1.4 million for a loss on equity investment.

The Company received a total of approximately $76.4 million in 2021 in the following two transactions:

–	The Company raised approximately $67.1 million in net proceeds in connection with a registered direct offering of its stock and;

–	The Company raised approximately $9.3 million in net proceeds in connection with an equity line of credit financing arrangement.

As of December 31, 2021, the Company has positive working capital of $14.0 million. The Company has also secured bank financing totaling $18.8 million ($18.3 million in Lines of Credit and $0.5 million in capital expenditures lines of credit availability) of which $6.4 million was unused at December 31, 2021.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of six operating companies which closed in 2021 combined with improved gross profit performance from the existing operating companies. The Company also plans to continue to raise funds through debt financing and the sale of shares through its planned at-the-market offering.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Intangible Assets

The Company uses a third-party specialty valuation firm to value its intangible assets acquired in its business combination and asset acquisitions. The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between one and fifteen years as follows:

Customer list	3-15 years
Non-compete agreements	1-5 years
Software development	5 years
Patent	17 years
Proprietary technology	15 years

The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets, but would expect that a decrease in the estimated useful lives of intangible assets by 20% would result in an annual increase to amortization expense of approximately $720,000, and an increase in the estimated useful lives of intangible assets by 20% would result in an annual decrease to amortization expense of approximately $480,000.

Construction Contracts

For the Company’s material construction contracts, estimates are used to determine the total estimated costs for a job and throughout the respective jobs’ progress and adjusted accordingly. Revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For certain of our revenue streams, that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

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

Contract Retentions

As of December 31, 2021 and 2020, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

For a summary of our significant accounting policies, refer to Note 2 of our consolidated financial statements included under “Item 8 – Financial Statements and Supplementary Data” in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. However, we have improved our level of disclosure controls and procedures throughout 2021.

2. Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we have improved our level of internal control throughout 2021.

3. Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—2013 Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2021 due to material weaknesses related to lack of segregation of duties and inadequate controls and monitoring processes over financial reporting.

Additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes. Management anticipates making significant progress to remediate these areas of weakness in 2022.

This Annual Report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were effective as of December 31, 2021. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Board Member/Position	Committee Assigned
Kent B. Wilson	49	Director	None
Charles Winters	45	Director	None
Ian Kantrowitz	42	Director	None
Gerry Garcia****	41	Chairwoman	AUD; Comp; NCG
Edmond Lew	43	Director	AUD; Comp; NCG
Christophe Jeunot	50	Director	AUD; Comp
Jonathan Withem	33	Director	AUD; Comp
Mike Loyd**	45	Director	AUD
Andrew Call***	44	Director	AUD*
Jeffrey Hail	60	Chief Operating Officer	N/A
Larry Zic	60	Chief Financial Officer	N/A
SaVonnah Osmanski	26	VP/Corporate Controller	N/A

AUD = Audit Committee; COMP = Compensation Committee; NCG = Nominating and Corporate Governance Committee. * = Committee Chair.

** Mr. Loyd resigned from the Board of Directors on March 16, 2022.

*** Mr. Call was appointed to the Board of Directors on April 6, 2022 and was appointed to the Audit Committee and made chair of the Audit Committee on that date.

**** On April 6, 2022, the Company appointed Gerry Garcia to serve as the non-executive Chairwoman of the Board.

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

Biographical Information for Ian Kantrowitz

As VP of Investor Relations, Mr. Kantrowitz is accountable for creating and presenting a consistently applied investment message to our shareholders and the investment community on behalf of Alpine 4. Furthermore, he is responsible for monitoring and presenting management with the opinions of the investment community regarding the company’s performance.

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

Mrs. Garcia is a finance and operations executive with more than 18 years of business experience. For the past eight years, Mrs. Garcia has been the Director of Operations and is responsible for a multimillion-dollar budget. Mrs. Garcia has also spent the last 16 years serving as a member of multiple Boards of Directors for various non-profit 501(c)(3) organizations, helping guide them through the complex corporate landscape that non-profit 501(c)(3)'s need access to. The Alpine 4 Board of Directors feels that her knowledge of financial/strategic planning, reporting, budget analysis, and fiduciary prudence from prior Boards will be paramount to upholding the company's financial accountability, stability, and strength and is excited to see her in the role of Chairwoman.

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

Biographical information for Jonathan Withem

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

Biographical Information for Mike Loyd

Mr. Loyd, 45, currently serves as the Treasurer and SVP at Old National Bank in Fort Branch, Indiana, a position he has held since May 2019. Prior to that, Mr. Loyd had served in the Treasury department of Old National Bank since February 2014. Mr. Loyd has a Bachelor of Business Administration degree from the University of Kentucky and a Master of Business Administration degree from Auburn University.

There are no transactions or proposed transactions between the Company and Mr. Loyd required to be disclosed as “related party transactions” pursuant to Item 404(a) of Regulation S-K.

As noted above, Mr. Loyd resigned from the Board of Directors on March 16, 2022.

Our bylaws authorize no fewer than one director. As of the date of this Report, we had seven directors.

Biographical Information for Andrew Call

Andrew Call, 44, is the Director of the School of Accountancy at the W. P. Carey School of Business at Arizona State University, and is the Professional Advisory Board Professor of Accounting. Joining the school in 2013, Mr. Call rose through the ranks to eventually lead the School of Accounting in its research, curriculum, and outreach efforts. Professor Call researches various financial reporting topics, including the role of equity analysts in the capital markets, managers' voluntary disclosures of accounting information, and the role of whistleblowers in the discovery of financial misconduct. In the classroom, Professor Call has taught at both the undergraduate and graduate levels. Andy has specialist background in Security Analysis, Management Guidance, and Whistleblowing. He has also contributed to or been published in 17 different publications including The Accounting Review, Journal of Accounting Research, and the Journal of Accounting and Economics.

Mr. Call serves as the Financial Expert on the Audit Committee, and has been appointed as the Chair of the Audit Committee.

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

In the private sector, Mr. Hail experienced success by starting a number of different companies and building them to be the leaders in their niche sectors from both electronics manufacturing to e-commerce. As a result, he brings a broad-based experience level with the operational aspects of running a business in today’s realm.

Biographical Information for Larry Zic

Mr. Zic has been with the Company since April 2020, originally serving as Corporate Controller. Later, Mr. Zic was appointed as the Company’s Chief Accounting Officer, and on October 1, 2021, was appointed as the Company’s Chief Financial Officer. Mr. Zic is a Certified Public Accountant (inactive license) and holds two Bachelors of Science Degrees, one in Accounting and one in Computer Information Systems from Calumet College of St. Joseph (Indiana). He also holds an MBA from Indiana University NW. Prior to joining the Company, from November 2016 to April 2020, Mr. Zic served as Chief Financial Officer for Aaron Clark Industries, dba Desert Foothills Landscape.

Biographical Information for SaVonnah Osmanski

Miss. Osmanski is the VP Corporate Controller of Alpine 4 Holdings, Inc. She has been with the Company since March 2021. Miss Osmanski is a Certified Public Accountant and holds two Bachelors of Science Degrees, one in Accounting and one in Finance from Northern Arizona University. She also holds a Masters in Accounting from the W.P Carey School of Business at Arizona State University. Prior to joining the Company Miss. Osmanski was an external auditor.

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

Board Meeting and Attendance

During fiscal year 2021, our Board held four (4) meetings in person or by telephone. Members of our Board were provided with information between Board meetings regarding the Company’s operations and were consulted on an informal basis with respect to pending business. Each director attended all of the Board meetings and the meetings held by all committees of our Board on which such director served during the year.

Director Independence

Independent Directors

As of the date of this Report, Alpine 4 was required by The Nasdaq Stock Market to have a majority of independent directors.

Accordingly, as of the date of this Report, the Board had concluded that five of the members of the Board of Directors would qualify as independent directors. The Board of Directors has determined that Ms. Garcia, and Messrs. Call, Lew, Jeunot, and Withem would be independent directors of the Company under the listing standards adopted by The Nasdaq Stock Market. In making these independence determinations, the Board of Directors considered all of the factors that automatically compromise director independence as specified in The Nasdaq Stock Market’s listing standards and determined that none of those conditions existed. In addition, the Board of Directors considered whether any direct or indirect material relationship, beyond those factors that automatically compromise director independence, existed between those directors, their immediate family members, or their affiliated entities, on the one hand, and us and our subsidiaries, on the other hand. The Board of Directors determined, for those directors identified as independent above, that any relationship that existed was not material and did not compromise that director’s independence. We anticipate that our independent directors will meet in an executive session at least once per year. All standing committee members are independent for the purpose of the committees on which they serve.

Board Leadership Structure

We have chosen to split the roles of Chairman of the Board and Chief Executive Officer. Mr. Wilson serves as Chief Executive Officer while Mr. Winters previously served as the non-executive Chairman of the Board. On April 6, 2022, the Company announced that the Board of Directors had decided to have a rotating Chair of the Board position, and appointed Gerry Garcia to serve as the non-executive Chairwoman of the Board. The Board believes that this structure is appropriate for the Company and provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

The Board of Directors does not believe that one particular leadership structure is appropriate at all times and will continue to evaluate the Board’s leadership structure from time to time.

Board’s Role in Risk Management

One of the Board of Directors’ key functions is informed oversight of the Company’s risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight.

In particular, the Board of Directors is responsible for monitoring and assessing strategic and operational risk exposure, which may include financial, legal and regulatory, human capital, information technology and security and reputation risks.

–	The Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.

–	The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective members of the Board of Directors and their qualifications, as well as environmental, social and governance (“ESG”)-related risks.

–	The Compensation Committee, in conjunction with the Audit Committee, assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. In addition, the Compensation Committee reviews and monitors matters related to human capital management, including diversity and inclusion initiatives and management of human capital risks.

Like all businesses, we also face threats to our cybersecurity, as we are reliant upon information systems and the Internet to conduct our business activities. In light of the pervasive and increasing threat from cyberattacks, the Board believes oversight of this risk is appropriately allocated to the Board, although the Board may decide to delegate this responsibility to one of the Committees of the Board. The Board, with input from management, assesses the Company’s cybersecurity risks and the measures implemented by the Company to mitigate and prevent cyberattacks and respond to data breaches. In addition, management and the Board of Directors have recently focused on risks relating to, and the impact on the Company from, the COVID-19 pandemic, and will continue to do so while the situation remains in flux.

Typically, the entire Board of Directors meets with management and the applicable committees of the Board of Directors at least annually to evaluate and monitor respective areas of oversight. Both the Board of Directors as a whole and the various standing committees receive periodic reports from individuals responsible for risk management, as well as incidental reports as matters may arise. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board of Directors as quickly as possible. The Board of Directors’ role in risk oversight does not affect its leadership structure.

Committees of the Board

The Board of Directors has an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. The current charters for each of the committees are available on our website www.alpine4.com under the “Investors” tab and then the “Governance” tab. The members of the committees, as of the Record Date, are identified in the following table:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Kent B. Wilson
Charles Winters
Ian Kantrowitz
Gerry Garcia(1)(2)(3)	X	X	X
Edmond Lew(2)(3)	X	X	X
Christophe Jeunot(2)	X	X
Jonathan Withem(2)	X	X
Mike Loyd(4)	X
Andrew Call(5)	X

(1) Chairwoman of the Board of Directors.

(2) Ms. Garcia, and Messrs. Lew, Jeunot, and Withem were appointed as members of the Audit Committee and the Compensation Committee in March 2021.

(3) Ms. Garcia and Mr. Lew were appointed as members of the Nominating and Corporate Governance Committee on September 18, 2021.

(4) Mr. Loyd was appointed to the Audit Committee and made chair of the Audit Committee on September 18, 2021. As noted above, Mr. Loyd resigned from the Board on March 16, 2022.

(5) Mr. Call was appointed to the Board on April 6, 2022, and was appointed to the Audit Committee and made chair of the Audit Committee on that date.

Audit Committee

As of December 31, 2021, the Audit Committee of the Board of Directors consisted of Mrs. Garcia and Messrs. Loyd (Chair), Lew, Jeunot, and Withem, who are independent for purposes of serving on the committee under the SEC’s rules and The Nasdaq Stock Market’s listing requirements. (As noted above, Mr. Loyd resigned from the Board on March 16, 2022, and Andrew Call was appointed as a member and Chair of the Audit Committee on April 6, 2022.) The Audit Committee acts under a written charter adopted by the Board of Directors. All Audit Committee members are financially literate. As of the date of this Report, following the resignation of Mr. Loyd from the Board and the Audit Committee, the Board of Directors has determined that Mr. Call qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, internal controls, and reporting practices of the Company, and performs such other duties as are directed by the Board of Directors. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee’s responsibilities include, among other things, reviewing policies and procedures regarding transactions, and reviewing and overseeing the transactions, between the Company and officers, directors and other related parties that are not a normal part of the Company’s business. Annually and on a quarterly basis, the Audit Committee reviews and discusses matters separately with management of the Company and with the Company’s independent registered public accounting firm.

The Audit Committee also conducts periodic oversight of the Company’s risk management, including regularly reviewing the Company’s cybersecurity and other information technology risks, controls and procedures and the Company’s plans to mitigate cybersecurity risks and to respond to data breaches.

The Audit Committee is directly responsible for the appointment of the independent registered public accounting firm engaged to prepare and issue an audit report on the financial statements of the Company and periodically reviews and evaluates such firm’s performance and independence from management. All audit and permitted non-audit services are pre-approved by the Audit Committee. The Audit Committee was formed in 2021. Prior to the formation of the Audit Committee, the Board as a whole performed the functions of the Audit Committee.

Compensation Committee

The Compensation Committee of the Board of Directors consists of Mrs. Garcia and Messrs. Lew (Chair), Jeunot, and Withem. All members of the Compensation Committee are independent for purposes of serving on the committee under The Nasdaq Stock Market’s listing requirements and applicable SEC and tax regulations. The Compensation Committee acts under a written charter adopted by the Board of Directors. The Compensation Committee is responsible for establishing policies with respect to the compensation of the Company’s officers and has overall responsibilities for approving and evaluating officer compensation plans, policies and programs of the Company. The Compensation Committee’s functions include, but are not limited to:

–	To review and approve annually the corporate goals and objectives applicable to the compensation of the chief executive officer (“CEO”), evaluate at least annually the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation.

–	To review and approve the compensation of all other executive officers.

–	To review, and make recommendations to the Board regarding, incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval by the stockholders of the Company, which includes the ability to adopt, amend and terminate such plans.

–	To review, and make recommendations to the Board regarding, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.

–	To review all director compensation and benefits for service on the Board and Board committees at least once a year and to recommend any changes to the Board as necessary.

The Compensation Committee has the sole authority to retain and to terminate any compensation consultant, legal counsel or financial or other advisor to be used to assist in the performance of its duties and responsibilities, without consulting or obtaining the approval of senior management of the Company in advance, and has the sole authority to approve the compensation advisor’s fees and other retention terms. The Compensation Committee is responsible for annually reviewing an assessment of any potential conflict of interest raised by the work of a compensation consultant (and other compensation advisor, as required) that is involved in determining or recommending executive and/or director compensation.

The Compensation Committee may delegate its authority to a subcommittee of its members. The Compensation Committee was formed in 2021. Prior to the formation of the Compensation Committee, the Board as a whole performed the functions of the Compensation Committee.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Ms. Garcia and Mr. Lew. All of the members of the Nominating and Corporate Governance Committee are independent for purposes of serving on the committee under The Nasdaq Stock Market’s listing requirements. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors. The functions of the Nominating and Corporate Governance Committee include, among other items, overseeing all aspects of the Company’s corporate governance functions, including compliance with significant legal, ethical and regulatory requirements. The Nominating and Corporate Governance Committee’s functions include, but are not limited to the following functions:

–	To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”).

–	To consider any director candidates recommended by the Company’s stockholders pursuant to the procedures described in the Company’s proxy statement. The Committee shall also consider any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents.

–	To make recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

–	To develop and recommend to the Board a set of corporate governance guidelines applicable to the Company, to review these principles at least once a year and to recommend any changes to the Board.

–	To oversee the Company’s corporate governance practices and procedures, including identifying best practices and reviewing and recommending to the Board for approval any changes to the documents, policies and procedures in the Company’s corporate governance framework, including its certificate of incorporation and bylaws.

–	To review the Board’s committee structure and composition and to make recommendations to the Board regarding the appointment of directors to serve as members of each committee and committee chairmen annually.

–	If a vacancy on the Board and/or any Board committee occurs, to identify and make recommendations to the Board regarding the selection and approval of candidates to fill such vacancy either by election by stockholders or appointment by the Board.

–	To develop and oversee a Company orientation program for new directors and a continuing education program for current directors, periodically review these programs and update them as necessary.

–	To review all director compensation and benefits for service on the Board and Board committees at least once a year and to recommend any changes to the Board as necessary.

–	To develop and recommend to the Board for approval standards for determining whether a director has a relationship with the Company that would impair its independence.

–	To review and discuss with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Committee and other Board committees, director independence and the director nominations process, and to recommend that this disclosure be, included in the Company’s proxy statement or annual report on Form 10-K, as applicable.

–	To monitor compliance with the Company’s Code of Business Conduct (the “Code”), to investigate any alleged breach or violation of the Code, to enforce the provisions of the Code and to review the Code periodically and recommend any changes to the Board.

–	To review any director resignation letter tendered in accordance with the Company’s director resignation policy, and evaluate and recommend to the Board whether such resignation should be accepted.

The Nominating and Corporate Governance Committee also reports to, and assists, the Board of Directors in identifying individuals for membership on the Board of Directors and recommends to the Board of Directors the director nominees for the Company’s Annual Meeting of Stockholders. The Nominating and Corporate Governance Committee was formed in 2021. Prior to the formation of the Nominating and Corporate Governance Committee, the Board as a whole performed the functions of the Nominating and Corporate Governance Committee.

Director Nomination Process—The Nominating and Corporate Governance Committee believes that the Company is well-served by its current directors. In the ordinary course, absent special circumstances or a material change in the criteria for membership on the Board of Directors, the Nominating and Corporate Governance Committee will re-nominate incumbent directors who continue to be qualified for service on the Board of Directors and are willing to continue as directors. If an incumbent director is not standing for re-election or if a vacancy occurs between annual stockholder meetings, the Nominating and Corporate Governance Committee will seek out potential candidates for appointment to the Board of Directors who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based upon input from the members of the Board of Directors, senior management of the Company and, if the Nominating and Corporate Governance Committee deems appropriate, a third-party search firm.

Candidates will be chosen for their ability to represent all of the stockholders, and for their character, judgment, fairness and overall ability. As a group, they are expected to set the appropriate policy for the Company, and to bring to the Board of Directors broad experience in business matters and an insight and awareness of the appropriate and ever-changing role that corporations should have in society. Because the advice of those facing similar issues is of particular value, executive officers of other corporations are desirable candidates. Alpine 4 does not have a set policy or process for considering “diversity”, however that term may be defined, in identifying nominees. However, the Nominating and Corporate Governance Committee strives to identify and recruit individuals whose diverse talents, experiences and backgrounds enhance the inclusive environment in which the Board of Directors currently functions. The Nominating and Corporate Governance Committee relies upon its judgment of the foregoing general criteria and the following personal criteria in selecting candidates for nomination to the Board of Directors:

–	Independence and absence of conflicts of interest;

–	Honesty, integrity and accountability;

–	Substantial business experience with a practical application to the Company’s needs;

–	Willingness to ask tough questions in a constructive manner that adds to the decision-making process of the Board of Directors;

–	Demonstrated ability to think strategically and make decisions with a forward-looking focus;

–	Ability to assimilate relevant information on a broad range of topics;

–	Willingness to express independent thought;

–	Team player;

–	Willingness to make a strong commitment of time and attention to the Board of Directors’ processes and affairs; and

–	Ability to commit to Company stock ownership.

The Nominating and Corporate Governance Committee will also consider proposals for nominees for director from stockholders which are made in writing to the Corporate Secretary of the Company and comply with the requirements set forth in the Bylaws. The recommendation must contain sufficient background information concerning the nominee to enable a proper judgment to be made as to his or her qualifications. Recommendations must also include a written statement from the candidate expressing a willingness to serve.

The Nominating and Corporate Governance Committee seeks to identify director nominees through a combination of referrals, including referrals provided by management, existing members of the Board and our stockholders, and direct solicitations, where warranted. Referrals of director nominees should be sent to the Board of Directors, c/o Chief Executive Officer, Alpine 4 Holdings, Inc., 2525 E Arizona Biltmore Circle, Suite 237, Phoenix, AZ 85016. All referrals will be compiled by the Chief Executive Officer and forwarded to the Board for their review and consideration. At a minimum, a recommendation should include the individual’s name, current and past business experience, professional affiliations, age, stock ownership in the Company, particular business qualifications, and such other information as the stockholder deems relevant to assist the Board in considering the individual’s potential service as a director.

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, Director	1	5	None
Charles Winters, Director	1	1	None
Ian Kantrowitz, Director	1	1	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Kent B. Wilson, Chief Executive Officer	2021	424,485	784,297	164,885	0	0	0	0	1,373,667
	2020	300,000	0	46,300	0	0	0	204,073	550,373
Jeff Hail, Chief Operating Officer	2021	361,381	288,172	34,076	0	0	0	0	683,629
	2020	275,250	0	34,763	0	0	0	0	310,013
Larry Zic, Chief Financial Officer	2021	235,492	18,350	0	0	0	0	0	253,842
	2020	87,461	0	18,540	0	0	0	0	106,001

Outstanding Equity Awards

None

Director Compensation

The following table sets forth the amounts paid to the Company’s directors for their service as directors of the Company during the year ended December 31, 2021. Please note: the compensation of Mr. Wilson, who is also an executive officer of the Company, is set forth above.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Ian Kantrowitz	$46,430	16,489	$0	$0	$0	$413,185	$476,104
Kent Wilson	$46,300	0	$0	$0	$0	$0	$46,300
Charles Winters	$46,015	34,076	$0	$0	$0	$219,086	$299,177

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Alpine 4 Class A, Class B, and Class C common stock and Series B Preferred Stock as of March 28, 2022, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group. The percentages are based on the following figures:

•	162,210,355 shares of Class A common stock;
•	8,548,088 shares of Class B common stock;
•	12,545,201 shares of Class C common stock; and
•	5 shares of Series B Preferred stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1); Class of Securities	Title/Class of Security	Number of Shares	Beneficial Ownership of Shares Listed	Votes	Total Voting Power (2)
Kent B. Wilson
Chief Executive Officer, Director	CLASS A	1,723,321	1.06%	1,723,321
	CLASS B	3,285,449	38.43%	32,854,490
	CLASS C	1,290,169	10.28%	6,450,845
	B Preferred	2	40.00%	248,333,792
Total Votes				289,362,448	31.07%

Charles Winters, Director	CLASS A	723,322	0.45%	723,322
	CLASS B	1,300,000	15.21%	13,000,000
	CLASS C	675,000	5.38%	3,375,000
	B Preferred	1	20.00%	124,166,896
Total Votes				141,265,218	15.17%

Ian Kantrowitz Director	CLASS A	833,414	0.51%	833,414
	CLASS B	1,499,429	17.54%	14,994,290
	CLASS C	1,009,738	8.05%	5,048,690
	B Preferred	1	20.00%	124,166,896
Total Votes				145,043,290	15.58%

Jeff Hail
Chief Operating
Officer	CLASS A	541,000	0.33%	541,000
	CLASS B	1,124,211	13.15%	11,242,110
	CLASS C	788,000	6.28%	3,940,000
	B Preferred	1	20.00%	124,166,896
Total Votes				139,890,006	15.02%

Gerry Garcia Director	CLASS A	10,000	0.0%	10,000
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes				10,000	0%

Edmond Lew Director	CLASS A	81,667	0.1%	81,667
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes				81,667	0.01%

Christophe Jeunot
Director	CLASS A	122,236	0.1%	122,236
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes				122,236	0.01%

Jonathan Withem
Director	CLASS A	0	0.0%	0
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes				0	0%

Mike Loyd
Director (3)	CLASS A	0	0.0%	0
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes				0	0%

Andrew Call
Director (4)	CLASS A	0	0.0%	0
	CLASS B	0	0.0%	0
	CLASS C	0	0.0%	0
	B Preferred	0	0.0%	0
Total Votes				0	0%

As a Group	CLASS A	4,034,960	2.49%	4,034,960
9 PEOPLE	CLASS B	7,209,089	84.34%	72,090,890
	CLASS C	3,762,907	29.99%	18,814,535
	B Preferred	5	100.00%	620,834,480
Total Votes				715,774,865	77.56%

(1)	Except as otherwise indicated, the address of the stockholder is: Alpine 4 Holdings, Inc., 2525 E Arizona Biltmore Cir, Suite 237, Phoenix AZ 85016.

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

(3)

As noted elsewhere in this Annual Report, Mr. Loyd resigned from the Board of Directors and all committee assignments on March 16, 2022. His information is not included in the “As a Group” totals shown in the chart above.

(4)	Mr. Call was appointed to the Board of Directors on April 6, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Garcia and Messrs. Lew, Jeunot, Withem, and Call qualify as “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MaloneBailey, LLP (“MaloneBailey”)

Set below are aggregate fees billed by MaloneBailey for professional services rendered for the year ended December 31, 2021.

Audit Fees

The fees for the audit and review services billed by MaloneBailey for the period from January 1, 2021, to December 31, 2021 were $860,000.

Audit Related Fees

The fees for the audit related services billed by MaloneBailey for the period from January 1, 2021, to December 31, 2021 were $50,000.

Tax Fees

The fees for the tax related services billed by MaloneBailey for the period from January 1, 2021, to December 31, 2021 were $0.

Set below are aggregate fees billed by MaloneBailey for professional services rendered for the year ended December 31, 2020.

Audit Fees

The fees for the audit and review services billed by MaloneBailey for the period from January 1, 2020, to December 31, 2020, were $232,000.

Audit Related Fees

The fees for the audit related services billed by MaloneBailey for the period from January 1, 2020, to December 31, 2020, were $11,000.

Tax Fees

The fees for the tax related services billed by MaloneBailey for the period from January 1, 2020, to December 31, 2020, were $0.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

ITEM 16. FORM 10-K SUMMARY

None.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Alpine 4 Holdings, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpine 4 Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

April 13, 2022

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash	$3,715,666	$277,738
Restricted cash	—	444,845
Accounts receivable, net	11,875,176	6,484,869
Contract assets	877,904	717,421
Inventory, net	25,981,905	2,666,602
Prepaid expenses and other current assets	1,955,907	32,301
Total current assets	44,406,558	10,623,776

Property and equipment, net	28,096,562	19,299,286
Intangible assets, net	36,777,245	7,743,084
Right of use assets, net	1,460,206	581,311
Goodwill	21,937,634	2,084,982
Other non-current assets	357,118	401,744

TOTAL ASSETS	$133,035,323	$40,734,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,744,957	$4,854,467
Accrued expenses	5,074,006	2,872,202
Contract liabilities	6,359,449	233,485
Notes payable, current portion	5,690,524	4,281,118
Notes payable, related parties	—	238,651
Convertible notes payable, current portion, net of discount of $0 and $1,343,624	—	562,242
Line of credit, current portion	4,473,489	2,819,793
Financing lease obligation, current portion	649,343	639,527
Operating lease obligation, current portion	428,596	334,500
Total current liabilities	30,420,364	16,835,985

Notes payable, net of current portion	8,426,105	15,201,450
Convertible notes payable, net of current portion	—	1,100,635
Line of credit, net of current portion	5,640,051	—
Financing lease obligations, net of current portion	15,319,467	15,687,176
Operating lease obligations, net of current portion	1,066,562	269,030
Deferred tax liability	51,308	428,199

TOTAL LIABILITIES	60,923,857	49,522,475

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at December 31, 2021 and 2020	5	5
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 10,149 and 1,714,286 shares issued and outstanding at December 31, 2021 and 2020	—	171
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 78,674 and 0 shares issued and outstanding at December 31, 2021 and 2020	7	—
Class A Common stock, $0.0001 par value, 195,000,000 shares authorized, 161,798,817 and 126,363,158 shares issued and outstanding at December 31, 2021 and 2020	16,182	12,636
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 9,023,088 shares issued and outstanding at December 31, 2021 and 2020	854	902
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 14,162,267 shares issued and outstanding at December 31, 2021 and 2020	1,250	1,417
Additional paid-in capital	131,293,861	30,991,978
Accumulated deficit	(59,200,693)	(39,795,401)
Total stockholders’ equity (deficit)	72,111,466	(8,788,292)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$133,035,323	$40,734,183

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues, net	$51,640,813	$33,454,349
Costs of revenues	43,942,815	28,090,722
Gross Profit	7,697,998	5,363,627

Operating expenses:
General and administrative expenses	27,889,130	9,695,891
Research and development	1,464,918	—
Impairment loss of intangible asset and goodwill	367,519	1,561,600
Total operating expenses	29,721,567	11,257,491
Loss from operations	(22,023,569)	(5,893,864)

Other income (expenses)
Interest expense	(3,834,742)	(5,463,597)
Change in value of derivative liability	—	2,298,609
Gain on extinguishment of debt	803,079	344,704
Gain on forgiveness of debt	5,987,523	—
Change in fair value of contingent consideration	—	500,000
Impairment loss on equity investment	(1,350,000)	—
Other income	635,526	71,224
Total other income (expenses)	2,241,386	(2,249,060)

Loss before income tax	(19,782,183)	(8,142,924)

Income tax (benefit)	(376,891)	(93,051)

Net loss	$(19,405,292)	$(8,049,873)

Weighted average shares outstanding :
Basic	164,216,808	132,987,390
Diluted	164,216,808	139,611,790

Basic loss per share	(0.12)	(0.06)

Diluted loss per share	(0.12)	(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

															Total
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	—	—	—	—	—	—	100,070,161	10,007	5,000,000	500	9,955,200	996	19,763,883	(31,745,528)	(11,970,142)

Issuance of shares of common stock for cash	—	—	—	—	—	—	11,513,935	1,151	—	—	—	—	673,318	—	674,469
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	12,861,995	1,286	—	—	—	—	1,928,014	—	1,929,300
Issuance of shares of common stock for debt settlement	—	—	—	—	—	—	1,617,067	162	—	—	1,617,067	162	330,204	—	330,528
Issuance of shares of common stock for penalty interest	—	—	—	—	—	—	300,000	30	—	—	—	—	44,670	—	44,700
Issuance of shares of common stock for deferred compensation	—	—	—	—	—	—	—	—	4,023,088	402	—	—	603,061	—	603,463
Issuance of shares of common stock for compensation	—	—	—	—	—	—	—	—	—	—	2,590,000	259	239,834	—	240,093
Issuance of shares of series B preferred stock for services	5	5	—	—	—	—	—	—	—	—	—	—	—	—	5
Issuance of shares of series C preferred stock for acquisition	—	—	1,714,286	171	—	—	—	—	—	—	—	—	5,847,842	—	5,848,013
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	78,652	—	78,652
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	1,482,500	—	1,482,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,049,873)	(8,049,873)
Balance, December 31, 2020	5	5	1,714,286	171	—	—	126,363,158	12,636	9,023,088	902	14,162,267	1,417	30,991,978	(39,795,401)	(8,788,292)

Issuance of shares of common stock for cash	—	—	—	—	—	—	18,428,827	1,844	—	—	—	—	76,491,149	—	76,492,993
Issuance of shares of common stock for convertible note payable and accrued interest		—	—	—	—	—	7,384,018	740	—	—	—	—	1,886,156	—	1,886,896
Conversion of Class C to Class A	—	—	—	—	—	—	1,617,067	162	—	—	(1,617,067)	(162)	—	—	—
Conversion of Class B to Class A	—	—	—	—	—	—	475,000	48	(475,000)	(48)	—	—	—	—	—
Repurchase of class C common stock	—	—	—	—	—	—	—	—	—	—	(45,000)	(5)	(185,845)	—	(185,850)
Issuance of shares of common stock for compensation	—	—	—	—	—	—	199,018	21	—	—	—	—	261,504	—	261,525
Issuance of shares of series D preferred stock for acquisition	—	—	—	—	1,432,244	143	—	—	—	—	—	—	6,653,166	—	6,653,309
Issuance of shares of common stock and warrants for acquisition	—	—	—	—	—	—	4,922,471	492	—	—	—	—	15,066,719	—	15,067,211
Conversion of series D preferred stock to Class A	—	—	—	—	(1,353,570)	(136)	1,066,868	105	—	—	—	—	31	—	—
Conversion of series C preferred stock to Class A	—	—	(1,704,137)	(171)	—	—	1,342,390	134	—	—	—	—	37	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	36,538	—	36,538
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,405,292)	(19,405,292)
Balance, December 31, 2021	5	$5	10,149	$—	78,674	$7	161,798,817	$16,182	8,548,088	$854	12,500,200	$1,250	$131,293,861	$(59,200,693)	$72,111,466

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

OPERATING ACTIVITIES:
Net loss	$(19,405,292)	$(8,049,873)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,395,864	1,844,634
Amortization	1,659,705	225,628
Gain on extinguishment of debt	(803,079)	(344,704)
Gain on forgiveness of debt	(5,987,523)	—
Change in fair value of derivative liabilities	—	(2,298,609)
Common stock issued for services	—	240,093
Preferred stock issued for services	—	5
Change in fair value of contingent consideration	—	(500,000)
Bad debt expense	3,028,757	88,305
Non-cash adjustment to debt booked to interest expense	—	79,211
Stock issued for penalties	—	44,700
Employee stock compensation	298,063	78,652
Amortization of debt discounts	1,436,052	985,709
Issuance of convertible debentures for interest	—	105,000
Operating lease expense	412,898	272,262
Impairment loss on equity investment	1,350,000	—
Impairment loss of intangible asset and goodwill	367,519	1,561,600
Write off of inventory	237,192	127,919
Change in current assets and liabilities:
Accounts receivable	(4,235,353)	3,951,827
Inventory	(6,795,719)	(184,766)
Contract assets	(160,483)	(49,697)
Prepaid expenses and other assets	(87,950)	(256,682)
Accounts payable	725,596	(634,489)
Accrued expenses	614,399	940,098
Contract liabilities	332,032	63,445
Operating lease liability	(429,529)	(260,565)
Deposits	—	(12,509)
Deferred tax	(376,891)	(93,051)
Net cash used in operating activities	(25,423,742)	(2,075,857)

INVESTING ACTIVITIES:
Capital expenditures	(3,571,253)	(75,670)
Cash paid for acquisitions	(37,324,035)	(2,513,355)
Cash paid for equity investment	(350,000)	—
Cash assumed in acquisition	81,442	453,876
Net cash used in investing activities	(41,163,846)	(2,135,149)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	76,492,993	674,469
Proceeds from issuances of notes payable, related parties	—	47,000
Proceeds from issuances of notes payable, non-related party	16,078	4,654,817
Proceeds from issuances of convertible notes payable	408,000	1,482,500
Proceeds from line of credit	11,967,717	—
Repurchase of common stock	(185,850)	—
Proceeds from financing lease	—	2,000,000
Repayments of notes payable, related party	(238,651)	(290,003)
Repayments of notes payable, non-related parties	(7,161,807)	(2,101,825)
Repayments of convertible notes payable	(1,688,464)	(335,896)
Repayment of line of credit	(9,392,165)	(996,331)
Cash paid on financing lease obligations	(637,180)	(503,628)
Net cash provided by financing activities	69,580,671	4,631,103

NET INCREASE IN CASH AND RESTRICTED CASH	2,993,083	420,097

CASH AND RESTRICTED CASH, BEGINNING BALANCE	722,583	302,486

CASH AND RESTRICTED CASH, ENDING BALANCE	3,715,666	722,583

CASH PAID FOR:
Interest	$1,973,818	$3,504,227
Income taxes	$54,058	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Penalty interest added to debt	$—	$15,000
Common stock issued for convertible note payable and accrued interest	$1,886,896	$1,929,300
Common stock issued for debt settlement	$—	$330,528
Issuance of note payable for acquisition	$—	$2,300,000
ROU asset and operating lease obligation recognized under Topic 842	$95,029	$193,541
Common stock issued to settle unpaid salaries	$—	$603,463
Equipment purchased on financing lease	$—	$756,990
Other asset reclassified to fixed asset	$—	$86,471
Interest added to note payable - related party	$—	$139,834
Issuance of shares of series C preferred stock for acquisition	$—	$5,848,013
Beneficial conversion feature on convertible notes	$92,428	$1,482,500
Reduction of acquisition note payable for uncollectible accounts	$—	$150,044
Common stock issued for acquisition	$15,067,211	$—
Remeasurement of finance lease liability	$279,287	$—
Mortgage on property purchase	$4,680,000	$—
Accounts receivable converted to equity investment	$1,000,000	$—
Issuance of shares of series D preferred stock for acquisition	$6,653,309	$—
Notes payables issued to the Sellers for the purchase of DTI	$2,000,000	$—
Conversion of series D preferred stock for common stock	$136	$—
Conversion of series C preferred stock for common stock	$171	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Note 1 – Organization and Basis of Presentation

Alpine 4 Holdings, Inc. (together with its subsidiaries, the “Company,” “we,” or “our”), was incorporated under the laws of the State of Delaware on April 22, 2014. The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business. On March 2, 2021, the Company changed its name from Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc.

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

On November 29, 2021, the Company, and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 3, Inc. (“AC3”), entered into a merger agreement with ElecJet Corp., (“ElecJet”) and the three ElecJet shareholders. Pursuant to the agreement, AC3 merged with and into ElecJet with ElecJet being the surviving entity following the merger.

On December 9, 2021, the Company, and A4 Technologies, Inc., a wholly owned subsidiary of the Company (“A4 Technologies”), entered into a Membership Interest Purchase Agreement with DTI Services Limited Liability Company (doing business as RCA Commercial Electronics), (“DTI”), Direct Tech Sales LLC, (also having an assumed business name of RCA Commercial Electronics), (“Direct Tech”), PMI Group, LLC, (“PMI”), Continu.Us, LLC, (“Continu.Us”), Solas Ray, LLC, (“Solas”), and the individual owners of the interests of the various entities. DTI, Direct Tech, PMI, Continu.Us, and Solas were each referred to in the Membership Interest Purchase Agreement collectively as “RCA.” Pursuant to the MIPA, the Company acquired all of the outstanding membership interests of RCA.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

As of the date of this Report, the Company was a holding company owning, directly or indirectly, fourteen companies:

–	A4 Corporate Services, LLC;
–	ALTIA, LLC;
–	Quality Circuit Assembly, Inc.;
–	Morris Sheet Metal, Corp;
–	JTD Spiral, Inc.;
–	Excel Construction Services, LLC;
–	SPECTRUMebos, Inc.;
–	Vayu (US)
–	Thermal Dynamics International, Inc.;
–	Alternative Laboratories, LLC.;
–	Identified Technologies, Corp.;
–	ElecJet Corp.;
–	DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
–	Global Autonomous Corporation

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern. While the Company experienced a loss for the year ended December 31, 2021, of $19.4 million, and had a negative cash flow used in operations, there were several significant one-time / non-recurring items included in the $19.4 million net loss. These non-recurring items totaled $8.4 million, consisting of $612 thousand in new acquisitions expenses captured in professional fees, and other costs, $1.8 million for repurchase of restricted stock units in March 2021, $3.0 million in write off of accounts receivables, $367 thousand in write off of intangibles and goodwill, $1.2 million to management for bonuses, and $1.4 million for a loss on equity investment.

The Company received a total of approximately $76.4 million in 2021 in the following two transactions:

–	The Company raised approximately $67.1 million in net proceeds in connection with a registered direct offering of its stock and;
–	The Company raised approximately $9.3 million in net proceeds in connection with an equity line of credit financing arrangement.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

As of December 31, 2021, the Company has positive working capital of approximately $14.0 million. The Company has also secured bank financing totaling $18.8 million ($18.3 million in Lines of Credit and $0.5 million in capital expenditures lines of credit availability) of which $6.4 million was unused at December 31, 2021.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of six operating companies which closed in 2021 combined with improved gross profit performance from the existing operating companies. The Company also plans to continue to raise funds through debt financing and the sale of shares through its planned at-the-market offering.

Based on the capital raise as indicated above and management’s plans to improve cash flows from operations, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the Company's ability to continue as a going concern.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2021 and 2020. Significant intercompany balances and transactions have been eliminated.

Use of estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of long-lived assets, reserves for accounts receivable and inventory, valuation allowance for deferred tax assets, fair values assigned to intangible assets acquired, and impairment of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond. COVID-19 did have a negative impact on the Company’s financial performance in 2021.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Advertising

Advertising costs are expensed when incurred. All advertising takes place at the time of expense. We have no long-term contracts for advertising. Advertising expense for all periods presented were not significant.

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of December 31, 2021, and 2020, the Company had no cash equivalents. As of December 31, 2021, and 2020, the Company had $0 and $444,845 in restricted cash, respectively, for amounts held in escrow.

The following table sets forth a reconciliation of cash, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts presented in the consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
Cash	$3,715,666	$277,738
Restricted cash	—	444,845
Total cash and restricted cash shown in statement of cash flows	$3,715,666	$722,583

Major Customers

The Company had no customers that made up over 10% of accounts receivable as of December 31, 2021. The Company had two customers that made up 10% and 8%, respectively, of accounts receivable as of December 31, 2020.

For the year ended December 31, 2021, the Company had two customers that each made up 11% of total revenues. For the year ended December 31, 2020, the Company had one customer that made up 10% of total revenues.

For the year ended December 31, 2021, the Company had 9% of total revenues made up of government contracts.

Major Customer by Segment

Manufacturing

The manufacturing segment had two customers that made up 31% and 20%, respectively, of accounts receivable as of December 31, 2021.

For the year ended December 31, 2021, the manufacturing segment had four customer that made up a total of 65% of total manufacturing revenues.

Aerospace

The aerospace segment had one customer that made up 57% of accounts receivable as of December 31, 2021.

For the year ended December 31, 2021, the aerospace segment had two customers that made up 26% and 10%, respectively, of total aerospace revenues.

Construction

The construction segment had two customers that made up over 25% and 17%, respectively, of accounts receivable as of December 31, 2021.

For the year ended December 31, 2021, the construction segment had two customers that made up 28% and 18%, respectively, of total construction revenues.

Defense

Of the defense segment 100% of accounts receivables and defense revenues were related to government contracts.

Technologies

The Company had two customers that made up 14% and 30% of accounts receivable as of December 31, 2021.

For the year ended December 31, 2021, the technology segment had two customers that made up 22% and 12%, respectively, of total technologies revenues.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2021 and 2020, allowance for bad debt was $199,936 and $49,914, respectively. During the year ended December 31, 2021, the Company wrote off $3,028,757 to bad debts expense.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Inventory

Inventory for all subsidiaries is valued at weighted average. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory is segregated into three areas, raw materials, work-in-process and finished goods. Inventory, net at December 31, 2021 and 2020 consists of:

	December 31, 2021	December 31, 2020
Raw materials	$8,322,867	$1,584,651
Work in process	2,480,979	573,806
Finished goods	16,391,616	508,145
	27,195,462	2,666,602
Reserve	(1,213,557)	—
Inventory, net	$25,981,905	$2,666,602

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

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Automobiles and trucks	$1,251,187	$918,602
Machinery and equipment	8,870,391	5,436,847
Office furniture and fixtures	167,581	119,546
Buildings and improvements	23,630,250	16,167,000
Total Property and equipment	33,919,409	22,641,995
Less: Accumulated depreciation	(5,822,847)	(3,342,709)
Property and equipment, net	$28,096,562	$19,299,286

Included in Buildings and improvements in the above table are two buildings of $9,000,000 and $2,000,000 related to sale leaseback transactions in connection with the acquisitions of Deluxe and Excel. (See Note 3.)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer list	3-15 years
Non-compete agreements	1 to 5 years
Software development	5 years
Patents	17 years
Proprietary technology	15 years

Intangible assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Software	$128,474	$278,474
Non-compete agreement	1,415,457	205,457
Customer list	11,111,187	2,031,187
Patents, trademarks, and licenses	7,810,107	5,800,137
Proprietary technology	18,343,756	—
Total intangible assets	38,808,981	8,315,255
Less: Accumulated amortization	(2,031,736)	(572,171)
Intangibles, net	$36,777,245	$7,743,084

Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending December 31,
2022	$3,211,040
2023	3,203,540
2024	3,183,678
2025	2,577,846
2026	2,553,554
Thereafter	22,047,587
Total	$36,777,245

Other Long-Term Assets

Other long-term assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deposits	$149,517	$293,327
Other	207,601	108,417
	$357,118	$401,744

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. During the year ended December 31, 2021, due to the significant impact of COVID-19, the Company determined that the customer list for Excel was impaired and took a charge to earnings of $359,890. During the year ended December 31, 2020, due to the loss of significant customers and the impact of COVID-19, the Company determined that the customer list for APF and Deluxe was impaired and took a charge to earnings of $671,500 and $450,000, respectively.

Goodwill

In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of December 31, 2021 and 2020, the reporting units with goodwill were QCA, Morris, Excel, Alt Labs, TDI, Identified Technology, ElecJet, and RCA.

The Company used qualitative factors according to ASC 350-20-35-3 to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. During the year ended December 31, 2021, the Company determined that the goodwill for Excel was impaired and took a charge to earnings of $7,629. During the year ended December 31, 2020, the Company determined that the goodwill for APF was impaired, as the company ceased operating as of August 31, 2020 and took a charge to earnings of $440,100.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Fair Value Measurement

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of December 31, 2021 and 2020, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis.

Equity Investments

The Company’s equity investments consist of investment in one private company in which the Company does not have the ability to exercise significant influence over their operating and financial activities. This investment is carried at cost as there is no market for the common stock and LLC membership units, accordingly, no quoted market price is available. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events. As of December 31, 2021, in accordance with the ASC 321 guidelines, the Company recognized a lost on impairment for the entire value of $1,350,000.

The Company has adopted the provisions of ASU 2016-01 and values the investment using the measurement alternative, defined as costs, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Research and Development

The Company focuses on quality control and development of new products and the improvement of existing products. All costs related to research and development activities are expensed as incurred. During the year ended December 31, 2021, research and development cost totaled $1,464,918.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.

Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.

QCA and Alt Labs

QCA and Alt Labs are contract manufacturers and recognize revenue when the products have been built and control has been transferred to the customer. If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed. For all periods presented, management determined that the warranty and returns would be immaterial.

ElecJet

ElecJet is a research and development of battery technology and development/sales of battery consumer products and recognizes revenue when the products have been shipped to the customer. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, but have determined that the warranty and returns would be immaterial.

Identified Technologies

IDT provides drone software and data for industrial job sites and recognizes revenue when the service has been provided to the customer. If a deposit for product or service is received prior to completion, the payment is recorded to deferred revenue until such point the product or services meets our revenue recognition policy. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, but have determined that the warranty and returns would be immaterial

Direct Tech Sales

RCA is engaged in the design, manufacture and wholesale distribution of commercial LED lighting and electronics such as televisions, mounting solutions, projectors and screens, audio equipment, digital signage, mobile audio and video systems, and all wire and connecting products throughout the United States of America. RCA recognizes revenue when the products have been shipped to the customer which is also when title transfers. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, but have determined that the warranty and returns would be immaterial.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Morris, Deluxe, Excel and Thermal Dynamics

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

Contract Retentions

As of December 31, 2021 and 2020, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project.

The following table presents our revenues disaggregated by type:

	Year ended December 31,
	2021	2020
Sale of goods
Circuit boards and cables	$15,700,902	$12,602,910
Dietary supplements	11,674,220	—
Electronics	1,543,469	—
Total sale of goods	28,918,591	12,602,910

Sale of services
Construction contracts	22,462,399	20,851,439
Drone 3D mapping	259,823	—
Total sale of services	22,722,222	20,851,439
Total revenues	$51,640,813	$33,454,349

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. The only potentially dilutive securities outstanding during the periods presented were the convertible debt and options. The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Loss available to stockholders	$(19,405,292)	164,216,808	$(0.12)	$(8,049,873)	132,987,390	$(0.06)
Effect of Dilutive Securities
Convertible debt	—	—	—	(1,001,192)	6,624,400	—
Dilute EPS
Loss available to stockholders plus assumed conversions	$(19,405,292)	164,216,808	$(0.12)	$(9,051,065)	139,611,790	$(0.06)

Stock-based compensation

The Company follows the guidelines in ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executives, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

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

As of December 31, 2021, the future minimum finance and operating lease payments are as follows:

Years Ending December 31,	Finance Leases	Operating Leases
2022	$1,904,458	$504,885
2023	1,927,351	516,405
2024	1,954,170	528,059
2025	1,882,226	97,338
2026	1,869,656	—
Thereafter	16,768,517	—
Total payments	26,306,378	1,646,687
Less: imputed interest	(10,337,568)	(151,529)
Total obligation	15,968,810	1,495,158
Less: current portion	(649,343)	(428,596)
Non-current capital leases obligations	$15,319,467	$1,066,562

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Finance Leases

On April 5, 2018, the Company acquired APF. In order to fund a portion of the acquisition price, the Company simultaneously entered into a sale leaseback transaction with a third-party lender whereby the building acquired from APF was sold for $1,900,000, and leased back to the company for a period of 15 years at a monthly rate of $15,833, subject to an annual increase of 2% throughout the term of the lease. The Company had no gain or loss resulting from the sale of the property, and the resulting lease qualifies as a capital lease. As a result, the Company has capitalized the cost of the building and the resulting capital lease obligation liability of $1,900,000. The payments related to this lease are reflected in the table above. As of October 1, 2020, the APF building lease was modified, assignment of the building was transferred to Excel Fabrication, LLC (“Excel”), and Quality Circuit Assembly, Inc. (“QCA”). As part of the modification, the lease was extended through 2037 and the payment terms were amended effective January 15, 2021. As a result of this amendment, the Company remeasured the finance lease liability and recorded an additional $279,287 to the related asset and finance lease liability on the date of the modification.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Operating Leases

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2021:

	Classification on Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right of use assets	$1,460,206	$581,311
Total lease assets		$1,460,206	$581,311

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$428,596	$334,500
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	1,066,562	269,030
Total lease liability		$1,495,158	$603,530

During the year ended December 31, 2020, the Company amended its lease for its office space in Phoenix, Arizona through March 2025. As a result of this amendment, the Company remeasured the right of use asset and liability and recorded an additional $193,541 in right of use asset on the date of the modification.

During the year ended December 31, 2021, the Company amended its lease for the warehouse in San Jose, California through September 30, 2022 with monthly lease payments of $31,746.

On May 3, 2021, the Company entered into a lease agreement for the building on 4740 Cleveland in Ft. Myers, Florida. The lease had a term of 72 months with monthly payments ranging from $40,833 to $49,583 from May 2021 to July 2021 and $58,333 from August 2021 through the end of the term. The Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $3,689,634 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 3.96%. This lease was terminated on August 27, 2021, when the Company purchased the building.

In December 2021, the Company acquired RCA. As part of this purchase the Company entered into a lease agreement for office and warehouse space under a non-cancellable operating lease. The lease has a term of 89 months with monthly payments ranging from $31,350 to $35,207. The Company determined the lease to be an operating lease and recognized a right-of-use asset of $1,196,764 and operating lease liability of $1,226,128 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 4%.

The lease expense for the years ended December 31, 2021 and 2020 was $386,056 and $373,884, respectively. The cash paid under operating leases during the years ended December 31, 2021 and 2020 was $402,688 and $362,771, respectively. At December 31, 2021, the weighted average remaining lease terms were 3.2 years and the weighted average discount rate was 10%.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Note 4 – Debt

In May 2018, APF secured a line of credit with Crestmark, providing for borrowings up to $1,000,000 at a variable interest rate, collateralized by APF’s outstanding accounts receivable. In February 2019 the Company moved the Crestmark line of credit to FSW with a variable interest and collateralized by APF’s accounts receivable. In January 2020 the Company received a default notice from Crestmark regarding noncompliance with certain loan covenants, including but not limited to, QCA’s failure to maintain a tangible net worth as contained in the loan agreement. QCA’s credit line with Crestmark totaled $2,800,000 and was restructured from an ABL line of credit to a ledger line of credit. In addition, a minimum interest of 7.75% interest was imposed; an exit fee of 1% through January 31, 2021 and the financial covenant replaced with a requirement for QCA to maintain a free cash flow of at least $1.00 beginning with QCA’s financial statements as of January 31, 2020. As of December 31, 2021, the outstanding balance was paid off and the line of credit was closed.

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES. The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3-year anniversary. The Company is not current on its payments on the note. In August 2020, the company filed a lawsuit against Alan Martin regarding his note payable . The balance as of December 31, 2021, was $2,857,500 and accrued interest of $1,170,861 which is reflective in the current liabilities. The default rate is 10% and the daily late charge is $575.

On April 5, 2018, the Company issued two secured promissory notes in the aggregate principal amount of $1,950,000 (“Secured APF Notes”) as part of the consideration for the purchase of APF. The Secured APF Notes are secured by the equipment, customer accounts and intellectual property of the Company, and all of the products and proceeds from any of the assets of APF. The Secured APF Notes bear interest at 4.25% per annum and have aggregate monthly payments of $19,975 for the first 23 months, with a balloon payment due in April 2020 for the remaining principal and interest outstanding. During the year ended December 31, 2020, the Company amended both of the notes. The noteholders forgave all $450,000 of the $450,000 convertible notes (See Note 6) in exchange for an increase in their notes payable of $67,617. The principal amount of their notes payable was amended to $1,689,000 at 0% interest with weekly payments of $4,086 and the balance to be paid on May 27, 2022. The Company recognized a gain on settlement of debt of $382,384 related to these transactions. As of December 31, 2021, the balance of these notes were paid in full.

On May 3, 2018, the Company entered into an equipment note with a lender for total borrowings of $630,750, which is secured by the equipment of APF. The note bears interest at 11.75% per annum and is payable in weekly payments of $3,795 commencing on the loan date through May 4, 2022. As of December 31, 2021, the balance of this note has been paid in full.

In connection with the Morris acquisition in January 2019, the Company issued three subordinated secured promissory notes for an aggregate of $3,100,000. The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary. The Company also issued three supplemental notes payable for an aggregate of $350,000. The notes bear interest at 4.25% per annum and are due on the 1-year anniversary. In May 2020, the Company amended the three supplemental notes of $116,667 each with the sellers of Morris. The notes were due January 1, 2020. Each of the new notes as of the date of amendment had accrued interest of $2,703. This was added to the note resulting in the principal amount of each of the new notes equaling to $119,370. The amendment required an initial payment of $30,000 for each note, which was made on May 23, 2020, and 8 monthly installments of $10,000 with one final payment of $13,882 through January 2021. The amended notes have an interest rate of 6%. The Company is current on all of the respective subordinated notes and the supplemental notes have been paid in full as of the date of this report. As of December 31, 2021, the outstanding balance on these notes was $2,374,062.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller. The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary. The second note for $496,343 bears interest at 8.75% and is due in January 2020. In January 2020, the Company entered into a debt conversion agreement with the seller which fully settled the second note. On April 8, 2021, the Company entered into a settlement agreement with the seller wherein the outstanding balance on the first note amounting to $1,883,418 including accrued interest and net other costs was settled in full through a payment of approximately $887,000 and the exchange of 1,617,067 shares of the Company’s Class C common shares held by the seller for the same number of shares of the Company’s Class A common stock. The Company recognized a gain on extinguishment of debt totaling $803,079 during the year ended December 31, 2021 as a result of the settlement of the note.

In connection with the Excel acquisition in February 2020, the Company issued a subordinated secured promissory note to the seller. The note for $2,300,000 bears interest at 4.25% per annum, requires monthly interest only payments for 48 months and is due February 2024. The ending balance for this loan as of December 31, 2021 was $2,062,318.

In November 2019, in connection with the termination of the lease for the San Diego building, the Company issued the landlord a note payable. The note is for $2,740,000, bears interest at 7% with monthly payments starting at $15,984 and is due in November 2034. As of December 31, 2021, the outstanding balance of the term note was paid in full.

In January 2020, the Company entered into a $200,000 term note with Celtic Capital, Inc. The note is subject to annual interest which is the greater of 13% or 11% plus the 3 month LIBOR rate and requires monthly payments of $3,333 over a period of 60 months. As of December 31, 2021, the outstanding balance of the term note was paid in full.

In connection with the Excel acquisition, the Company entered into a $425,000 term note with Celtic Capital, Inc. The note is subject to annual interest which is the greater of 13% or 11% plus the 3 month LIBOR rate and requires monthly payments of $7,083 over a period of 60 months. As of December 31, 2021, the outstanding balance of the term note was paid in full .

In October 2019 Morris entered into an equipment finance note for $107,997 with an interest rate of 9.4% for 48 monthly payments with Bryn Mawr Equipment Finance Inc. The Company was current on this note as of December 31, 2021.

The Company issued a $48,000 note in January 2020 to a private investor with an interest rate of 15% with a due date of 1 year. As of December 31, 2021, the balance of this note has been paid in full.

In connection with the RCA acquisition in December 2021, the Company issued two subordinated secured promissory notes for an aggregate of $2,000,000. The notes bear interest at 3.75% per annum, require monthly payment of $19,590 for a term of 120 months. As of December 31, 2021, the Company was current on all of the respective subordinated notes.

In April and May 2020, the Company received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,107. During the year ended December 31, 2021, the Company also acquired four loans totaling $1,799,725 due to acquisitions. The loans have terms of 24 months and accrue interest at 1% per annum. The Company paid $88,159 for the loan assumed in connection with the Impossible acquisition, and the remaining $356,690 was forgiven. The remaining ten loans were forgiven as provided by the CARES Act during the year ended December 31, 2021. The Company recognized a gain on forgiveness of debt of $5,987,523. The Company also assumed an Economic Injury Disaster Loan (EIDL) in connection with the Vayu acquisition, which was still outstanding as of December 31, 2021.

During 2021, the Company entered into four revolving lines of credit totaling $18.3 million and two capital expenditures lines of credit totaling $0.5 million. The revolving lines of credit used as of December 31, 2021, totaled $10.1 million with an interest rate ranging from prime plus 2.50% - 4.25% and a term of one to two years. As of December 31, 2021, the Company had $6.4 million in additional funds available to borrow.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

On August 27, 2021 the Company entered into $4.7 million agreement for the purchase of a building located at 4740 Cleveland in Ft. Myers, Florida. The loan bears interest at a rate of 3.95% per annum for a term of 10 years and requires monthly payments of $24,722. The loan is secured by the building and a guarantee by the Company. As of the December 31, 2021, the Company was current with this obligation.

The outstanding balances for the loans as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Lines of credit, current portion	$4,473,489	$2,819,793
Equipment loans, current portion	61,640	245,388
Term notes, current portion	5,628,884	4,035,730
Total current	10,164,013	7,100,911
PPP loans	—	4,340,956
Line of credit, net of current portion	5,640,051	—
Long-term portion of equipment loans and term notes	8,426,105	10,860,494
Total notes payable	$24,230,169	$22,302,361

Future scheduled maturities of outstanding debt are as follows:

Years Ending December 31,
2022	$10,098,065
2023	5,940,544
2024	3,844,706
2025	129,849
2026	135,072
Thereafter	4,081,933
Total	$24,230,169

Note 5 – Notes Payable, Related Parties

At December 31, 2021 and 2020, notes payable due to related parties consisted of the following:

	December 31, 2021	December 31, 2020
Notes payable; non-interest bearing; due upon demand; unsecured	$—	$3,000
Series of notes payable, bearing interest at rates from 3% to 20% per annum, with maturity dates from July 2018 to July 2020, unsecured	—	235,651
Total notes payable - related parties	$—	$238,651

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Note 6 – Convertible Notes Payable

At December 31, 2021 and 2020, convertible notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Series of convertible notes payable issued prior to December 31, 2016, bearing interest at rates of 8% - 10% per annum, with due dates ranging from December 2016 through June 2017. Of the outstanding principal and interest balances $7,500 was paid out in cash and the remaining balances were converted during the year ended December 31, 2021.	$—	$25,000
Secured convertible notes payable issued to the sellers of QCA on April 1, 2016 for an aggregate of $2,000,000, bearing interest at 5% per annum, due in monthly payments starting on July 1, 2016 and due in full on July 1, 2019. On August 6 and 11, 2019, the Company extended the due date of the two notes to December 31, 2020 and December 31, 2022, respectively. In May and June 2020, these convertible notes were amended -- see below. The outstanding principal and interest balances were fully paid in cash during the year ended December 31, 2021.	—	1,291,463

On December 7, 2018, the Company entered into a variable convertible note for $130,000 with net proceeds of $122,200. The note is due September 7, 2019 and bears interest at 12% per annum. The note is immediately convertible into shares of the Company’s Class A common stock at a discount of 40% to the lowest trading closing prices of the stock for 20 days prior to conversion. This note was amended in November 2019 to increase the principal amount by $180,000 due to penalty interest; increase the interest rate to 15% and effect a floor in the conversion price of $0.15 per share. The outstanding principal and interest balance of the note was converted during the year ended December 31, 2021.

	—	7,538
On November 14, 2019, the Company issued convertible note for $200,000. The note is due November 13, 2020 and bears interest at 15% per annum. The note is immediately convertible into shares of the Company’s Class A common stock at a fixed price of $0.15 per share. The outstanding principal balance of the note was converted during the year ended December 31, 2021.	—	200,000
In December 2020 and January 2021, the Company issued convertible notes to individual investors totaling to $1,890,500. The notes are due three to six months from the date of issuance; accrue interest at 5 – 6.25% per annum and are convertible into shares of the Company’s Class A common stock at a fixed rate of $0.25 to $3.00. Of the outstanding principal balance of the notes $389,500 was paid in cash and the remaining balances were converted during the year ended December 31, 2021.	—	1,482,500
Total convertible notes payable	—	3,006,501
Less: discount on convertible notes payable	—	(1,343,624)
Total convertible notes payable, net of discount	—	1,662,877
Less: current portion of convertible notes payable	—	(562,242)
Long-term portion of convertible notes payable	$—	$1,100,635

(A)	In May and June 2020 the Company amended the following seller notes:
	–	The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020 was amended to extend the maturity date to May 4, 2027 at 5% interest with weekly payments of $2,605. The principal balance was increased to $798,800 and the balance outstanding at December 31, 2021 and 2020 was $0 and $735,329, respectively.

	–	The convertible note with Mr. Hargreaves with a $551,001 balance as of June 5, 2020 was amended to extend the maturity date to June 5, 2026 at 6% interest with weekly payments of $2,316. The principal balance was increased to $605,464 and the balance outstanding at December 31, 2021 and 2021 was $0 and $556,135, respectively. A loss on extinguishment of debt of $192,272 was recognized on these transactions.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The discounts on convertible notes payable arise from stock issued with notes payable, and beneficial conversion features. During the years ended December 31, 2021 and 2020, the Company issued convertible notes with a fixed conversion price. The beneficial conversion feature related to these convertible notes that have been recorded as a discount on the convertible notes and as a component of equity was $92,428 and $1,482,500 for the years ended December 31, 2021, and 2020, respectively. The discounts are being amortized over the terms of the convertible notes payable. Amortization of debt discounts during the years ended December 31, 2021 and 2020 amounted to $1,436,052 and $985,709, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations. There was no remaining unamortized discount balance for these notes as of December 31, 2021.

A summary of the activity in the Company’s convertible notes payable is provided below:

Balance outstanding, December 31, 2019	$2,783,806
Issuance of convertible notes payable for cash	1,482,500
Non-cash extinguishment	(2,470)
Repayment of notes	(335,896)
Conversion of notes payable to common stock	(1,525,544)
Penalty interest added to convertible note	15,000
Convertible note issued for interest	192,272
Settlement of convertible note	(450,000)
Amortization of debt discounts	985,709
Discount from beneficial conversion feature	(1,482,500)
Balance outstanding, December 31, 2020	1,662,877
Issuance of convertible notes payable for cash	408,000
Repayment of notes	(1,688,464)
Conversion of notes payable to common stock	(1,726,037)
Amortization of debt discounts	1,436,052
Discount from beneficial conversion feature	(92,428)
Balance outstanding, December 31, 2021	$—

Note 7 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock.

Series B Preferred Stock

The Company is authorized to issue 100 shares of Series B preferred stock. The Series B Preferred Stock has a $1.00 stated value and does not accrue dividends. The Series B has the following voting rights:

•	If at least one share of Series B Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series B Preferred Stock at any given time, regardless of their number, shall have that number of votes (identical in every other respect to the voting rights of the holders of all classes of Common Stock or series of preferred stock entitled to vote at any regular or special meeting of stockholders) equal to two hundred percent (200%) of the total voting power of all holders of the Company’s common and preferred stock then outstanding, but not including the Series B Preferred Stock.

•	If more than one share of Series B Preferred Stock is issued and outstanding at any time, then each individual share of Series B Preferred Stock shall have the voting rights equal to: Two hundred percent (200%) of the total voting power of all holders of the Company’s common and preferred stock then outstanding, but not including the Series B Preferred Stock divided by the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the Holders of the Series B Preferred Stock are entitled to receive out of the assets of the Company for each share of Series B Preferred Stock then held by the Holder an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable before any distribution or payment shall be made to the holders of any Junior Securities.

The Series B Preferred Stock shall be convertible into shares of the Company’s Class A Common Stock only as follows:

•	In the event that the Holder of Series B Preferred Stock ceases to be a director of the Company, upon such director’s resignation or removal from the board by any means, the shares of Series B Preferred Stock held by such resigning or removed director shall convert automatically into that same number of shares of Class A Common Stock (i.e. on a one-for-one share basis).

•	Shares of Series B Preferred Stock converted into Class A Common Stock, canceled, or redeemed, shall be canceled and shall have the status of authorized but unissued shares of undesignated preferred stock.

As of December 31, 2021 and 2020, 5 and 5 shares of Series B Preferred Stock were outstanding and were issued to officers for services rendered.

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

Voting Rights - The Series C Preferred Stock will vote together with the Class A Common Stock on a one-vote-for-one-Preferred-share basis. As long as any shares of Series C Preferred Stock are outstanding, the Company may not, without the affirmative vote or written consent of the holders of a majority of the then outstanding shares of the Series C Preferred Stock, (a) alter or change the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designation, (b) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Preferred Stock, or (c) enter into any agreement or arrangement with respect to any of the foregoing.

Liquidation - Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series C Preferred Stock shall participate on a per share basis with the holders of the Class A, Class B, and Class C Common Stock of the Company, and shall be entitled to share equally, on a per share basis, all assets of the Company of whatever kind available for distribution to the holders of all classes of the Common Stock. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record holder of Series C Preferred Stock.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Conversion - The Series C Preferred Stock shall be convertible automatically into shares of the Company’s Class A Common Stock (the “Automatic Conversion”) as follows:

•	Each share of Series C Preferred Stock will automatically convert into shares of the Company’s Class A Common Stock on the earlier to occur of (a) the fifth day after the twenty-four month anniversary of the original issue date or (b) the fifth day after the date on which the Company’s Class A Common Stock first trades on a national securities exchange (including but not limited to NASDAQ, NYSE, or NYSE American but excluding OTCQX Market) (such date, the “Automatic Conversion Date”).
•	The number of shares of the Company’s Class A Common Stock into which the Series C Preferred Stock shall be converted shall be determined by multiplying the number of shares of Series C Preferred Stock to be converted by the $3.50 stated value, and then dividing that product by the Conversion Price. The Conversion Price shall be equal to the Variable Weighted Average Price (“VWAP”) of the five Trading Days prior to the Automatic Conversion Date. “VWAP” shall be defined as the volume weighted average price of the Company’s Class A Common Stock on the OTC Markets or other stock exchange or trading medium where such shares are traded as reported by Bloomberg, L.P. using the VWAP function. If for any reason, VWAP cannot be thus determined, “VWAP” shall mean the average closing or last sale prices over the five Trading Days prior to the Automatic Conversion Date of the Company’s Class A Common Stock on the OTC Markets or such other exchange or trading medium.

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

During the year ended December 31, 2020, the Company issued 1,714,286 shares of Series C Preferred Stock in connection with the acquisition of assets of IA that were valued at $5,848,013. As of December 31, 2021, 1,704,137 these shares were converted to Class A common stock.

As of December 31, 2021 and 2020, 10,149 and 1,714,286 shares of Series C Preferred Stock were outstanding.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Liquidation - Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series D Preferred Stock shall participate on a per share basis with the holders of the Class A, Class B, and Class C Common Stock of the Company, and shall be entitled to share equally, on a per share basis, all assets of the Company of whatever kind available for distribution to the holders of all classes of the Common Stock. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record holder of Series D Preferred Stock.

Conversion - The Series D Preferred Stock shall be convertible automatically into shares of the Company’s Class A Common Stock (the “Automatic Conversion”) as follows:

•	Each share of Series D Preferred Stock will automatically convert into shares of the Company’s Class A Common Stock on the earlier to occur of (a) the fifth day after the twenty-four month anniversary of the original issue date or (b) the fifth day after the date on which the Company’s Class A Common Stock first trades on a national securities exchange (including but not limited to NASDAQ, NYSE, or NYSE American but excluding OTCQX Market) (such date, the “Automatic Conversion Date”).
•	The number of shares of the Company’s Class A Common Stock into which the Series D Preferred Stock shall be converted shall be determined by multiplying the number of shares of Series D Preferred Stock to be converted by the $3.50 stated value, and then dividing that product by the Conversion Price. The Conversion Price shall be equal to the Variable Weighted Average Price (“VWAP”) of the five Trading Days prior to the Automatic Conversion Date. “VWAP” shall be defined as the volume weighted average price of the Company’s Class A Common Stock on the OTC Markets or other stock exchange or trading medium where such shares are traded as reported by Bloomberg, L.P. using the VWAP function. If for any reason, VWAP cannot be thus determined, “VWAP” shall mean the average closing or last sale prices over the five Trading Days prior to the Automatic Conversion Date of the Company’s Class A Common Stock on the OTC Markets or such other exchange or trading medium.

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

Registration Rights -The shares issued on conversion of the Series D Preferred Stock have piggyback registration rights beginning on that date which his six months after the date on which the Company’s Class A Common Stock trades on a national securities exchange, and are subject to standard underwriter holdback limitations

During the year ended December 31, 2021, the Company issued 1,432,224 shares of Series D Preferred Stock in connection with the acquisition of assets of Vayu that were valued at $6,653,309. As of December 31, 2021, 1,353,570 of these shares were converted to Class A common stock.

As of December 31, 2021 and 2020, 78,674 and 0 shares of Series D Preferred Stock were outstanding.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The Company had the following transactions in its common stock during the year ended December 31, 2021:

•	On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors to purchase 8,333,333 shares of the Company’s Class A common stock for aggregate gross proceeds of approximately $50 million. A.G.P./Alliance Global Partners served as the placement agent and received a cash fee of 7% of the aggregate gross proceeds and warrants to purchase shares of the Company’s Class A Common Stock equal to 5% of the number of shares sold in the offering with an exercise price of $6.60 per share and are not exercisable until August 16, 2021. Net proceeds from the sale of shares amounted to approximately $45 million.

•	In February 2021, the Company issued 1,524,064 shares of Class A common stock to an investor for cash for total proceeds approximately of $9.3 million.

•	During the year ended December 31, 2021, the Company issued 7,384,018 shares of Class A common stock for the conversion of total debt and accrued liabilities totaling $1,886,896.

•	On March 17, 2021, the Company repurchased 45,000 shares of Class C common stock for $185,850.

•	On May 5, 2021, the Company issued 281,223 shares of Class A common stock that were valued at $1,102,394 in connection with the acquisition of TDI.

•	On May 10, 2021, the Company issued 361,787 shares of Class A common stock that were valued at $1,432,677 in connection with the acquisition of Alt Labs.

•	On April 30, 2021, the Company issued 1,617,067 shares of Class A common stock for no additional consideration upon conversion of that number of shares of Class C common stock by the holder of the Class C common stock.

•	On May 17, 2021, the Company issued 350,000 shares of Class A common stock for no additional consideration upon conversion of that number of shares of Class B common stock by the holder of the Class B common stock.

•	On November 15, 2021, the Company issued 125,000 shares of Class A common stock for no additional consideration upon conversion of that number of shares of Class B common stock by the holder of the Class B common stock.

•	On October 20, 2021, the Company issued 888,881 shares of Class A common stock that were valued at $3,617,746 in connection with the acquisition of Identified Technology.

•	On November 9, 2021, the Company issued 2,409,248 shares of Class A common stock for no additional consideration upon conversion of 1,704,137 shares of Series C Preferred Stock and 1,353,570 shares of Series D Preferred Stock.

•	On November 26, 2021, the Company closed on a registered direct offering where it sold to certain investors a total of 8,571,430 shares of the Company’s Class A common stock and 4,285,715 warrant to purchase shares of Class A common stock for net proceeds of $22,189,152.

•	On November 29, 2021, the Company issued 1,803,279 shares of Class A common stock that were valued at $4,562,993 in connection with the ElecJet acquisition.

•

On November 29, 2021, the Company granted 590,194 contingent shares of Class A common stock that were valued at $1,800,092 in connection with the ElecJet acquisition. As of December 31, 2021, these shares were not yet issued.

•	On December 9, 2021, in connection with the acquisition of DTI Services Limited Liability Company, the Company issued 1,587,301 shares of its Class A Common Stock that were valued at $3,682,538.

•	On December 20, 2021, the Company issued 100,000 shares of Class A common stock in connection with the HWT legal proceedings.

•	On December 29, 2021, the Company issued 99,018 shares of Class A common stock to management in connection with the acquisition of DTI Services Limited Liability Company.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The Company had the following transactions in its common stock during the year ended December 31, 2020:

•	issued 11,513,935 shares of Class A common stock for cash for total proceeds of $674,469;

•	issued 12,861,995 shares of Class A common stock for the conversion of convertible debt and accrued interest of $1,929,300;

•	issued 1,617,067 shares of Class A common stock and 1,617,067 shares of Class C common stock to the Seller of Deluxe for the settlement of debt of $485,120; the fair value of the stock was $330,528. The Company recognized a gain on the settlement of debt of $154,592;

•	issued 300,000 shares of Class A common stock with a fair value of $44,700 to a noteholder as penalty interest;

•	issued 4,023,088 shares of Class B common stock to settle unpaid salaries of $603,463; and

•	issued 2,590,000 shares of Class C common stock for compensation valued at $240,093. The value was determined based on the market value of the Company common stock on the grant date.

Stock Options

The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company’s 2016 Stock Option and Stock Award Plan (the “Plan”). The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

The following summarizes the stock option activity for the years ended December 31, 2021 and 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,790,000	$0.19	8.10	$176,445
Granted	—
Forfeited	—
Exercised	—
Outstanding at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855
Granted	—
Forfeited	—
Exercised	—
Outstanding at December 31, 2021	1,790,000	$0.19	6.09	$3,098,055

Vested and expected to vest at December 31, 2021	1,790,000	$0.19	6.09	$3,098,055

Exercisable at December 31, 2021	1,622,625	$0.20	6.04	$2,785,595

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The following table summarizes information about options outstanding and exercisable as of December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.05	979,000	6.38	$0.05	822,250	$0.05
0.10	85,000	6.28	0.10	74,375	0.10
0.13	388,500	5.58	0.13	388,500	0.13
0.26	114,000	5.34	0.26	114,000	0.26
0.90	223,500	5.27	0.90	223,500	0.90
	1,790,000			1,622,625

During the years ended December 31, 2021 and 2020, stock option expense amounted to $36,538 and $78,652, respectively. Unrecognized stock option expense as of December 31, 2021 amounted to $7,210, which will be recognized over a period extending through December 2022.

Warrants

The following summarizes the warrant activity for the year ended December 31, 2021:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	277,001	$1.01	1.23	$—
Granted	—
Forfeited	(2,001)	1.01
Exercised	—
Outstanding at December 31, 2020	275,000	$1.01	0.23	$723,250
Granted	5,527,778	3.32	4.62
Forfeited	(275,000)	1.01
Exercised	—
Outstanding at December 31, 2021	5,527,778	$3.32	4.62	$—

Vested and expected to vest at December 31, 2021	5,527,778	$3.32	4.62	$—

Exercisable at December 31, 2021	5,099,207	$3.34	4.62	$—

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2021:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.60	416,667	3.13	$6.60	416,667	$6.60
2.25	396,825	2.94	2.52	396,825	2.52
3.10	4,285,715	4.90	3.10	4,285,715	3.1
3.08	428,571	4.90	3.08	—	—
	5,527,778			5,099,207

During the year ended December 31, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock The warrants have an exercise price of $6.60, are exercisable as of August 16, 2021 and expire on February 16, 2025. The Company issued another 428,571 warrants to a placement agent in connection with the sale of its common stock. The warrants have an exercise price of $3.08, are exercisable as of May 26,2022 and expire November 22, 2026. The Company issued another 396,825 warrants in connection to the RCA acquisition. The warrants have an exercise price of $2.52, are exercisable as of December 9, 2021 and expire December 9, 2024.

The fair value of the 416,667, 428,571, and the 396,825 warrants, issued to the placement agent and RCA sellers during the year ended December 31, 2021, are $2,498,637, $902,414, and $668,863 respectively and was determined using the Black-Scholes option pricing model with the following assumptions:

Stock price	$2.51-7.03
Risk-free interest rate	0.01 - 1.02%
Expected life of the options	2-5 years
Expected volatility	159-347%
Expected dividend yield	0%

Note 8 – Business Combinations

Excel

On February 21, 2020, the Company purchased Excel. This acquisition was considered an acquisition of a business under ASC 805.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

A summary of the purchase price allocation at fair value is presented below.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

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
$5,848,013

Vayu (US)

Effective February 8, 2021, the Company purchased the assets of Vayu.

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

Purchase Allocation
Cash	$81,442
Property and equipment	50,000
Intellectual property	7,133,756
Non-compete agreement	90,000
Accrued expenses and other current liabilities	(564,039)
SBA loan (PPP funds)	(137,850)
$6,653,309

The purchase price was paid as follows:

Series D Preferred Stock (1,432,244 shares)	$6,653,309
$6,653,309

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

TDI

On May 5, 2021, the Company closed on the acquisition of TDI. The acquisition was considered an acquisition of a business under ASC 805. A summary of the purchase price allocation at fair value is presented below.

Purchase Allocation
Accounts receivable	$1,408,682
Property and equipment	111,789
Customer list	3,840,000
Non-compete agreement	120,000
Goodwill	6,426,786
Other asset	91,000
Accounts payable	(786,151)
Accrued expenses and other current liabilities	(53,857)
Contract liabilities	(3,637,122)
Notes payable	(64,733)
$7,456,394

The purchase price was paid as follows:

Class A Common Stock (281,223 shares)	$1,102,394
Cash	6,354,000
$7,456,394

Alt Labs

On May 10, 2021, the Company closed on the acquisition of Alt Labs. The acquisition was considered an acquisition of a business under ASC 805. A summary of the purchase price allocation at fair value is presented below.

Purchase Allocation
Accounts receivable	$397,441
Inventory	2,621,653
Property and equipment	1,739,441
Customer list	1,250,000
Proprietary technology	3,670,000
Non-compete agreement	20,000
Goodwill	6,072,439
Other assets	390,502
Accounts payable	(397,441)
Accrued expenses and other current liabilities	(411,830)
Contract liabilities	(1,754,290)
Noted payable	(1,695,238)
$11,902,677

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The purchase price was paid as follows:

Class A Common Stock (1,617,067 shares)	$1,432,677
Cash	10,470,000
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

Identified Technologies

On October 20, 2021, the Company acquired Identified Technologies. The acquisition was considered an acquisition of a business under ASC 805. A summary of the purchase price allocation at fair value is presented below.

Purchase Allocation
Accounts receivable	$90,858
Other asset	27,469
Proprietary technology	1,650,000
Tradename	210,000
Goodwill	1,913,310
Non-compete agreement	90,000
Accrued expenses and other current liabilities	(363,856)
$3,617,781

The purchase price was paid as follows:

Cash	$35
Class A Common Stock (888,881 shares)	3,617,746
$3,617,781

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

ElectJet

On November 29, 2021, the Company acquired ElecJet. The acquisition was considered an acquisition of a business under ASC 805. A summary of the purchase price allocation at fair value is presented below.

Purchase Allocation
Cash	$27,466
Accounts receivable	30,000
Inventory	95,000
Proprietary technology	5,890,000
Non-compete agreement	200,000
Goodwill	4,934,269
Accrued expenses and other current liabilities	(113,742)
$11,062,993

The purchase price was paid as follows:

Cash	$6,500,000
Class A Common Stock (1,803,279)	4,562,993
$11,062,993

DTI Services (doing business as RCA Commercial Electronics)

On December 13, 2021, the Company closed the acquisition of RCA. The acquisition was considered an acquisition of a business under ASC 805. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about fact and circumstances that existed at the acquisition date. A summary of the purchase price allocation at fair value is presented below:

Purchase Allocation
Accounts receivable	$3,409,230
Other current assets	1,259,556
Inventory	14,040,123
Property and equipment	761,370
Customer list	4,700,000
Trademark	1,800,000
Non-compete agreement	690,000
Goodwill	213,477
ROU asset	1,196,764
Accounts payable	(951,302)
Accrued expenses and other current liabilities	(677,720)
Customer deposits	(153,201)
Operating lease liability	(1,226,128)
Line of credit	(4,710,768)
$20,351,401

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The purchase price was paid as follows:

Cash	$14,000,000
Class A Common Stock (1,587,301 shares)	3,682,538
Warrants (396,825 shares)	668,863
Seller notes	2,000,000
$20,351,401

The following are the unaudited pro forma results of operations for the years ended December 31, 2021 and 2020, as if Excel, IA, Vayu, TDI, Alt Labs, Identified Technology, Electjet, and RCA had been acquired on January 1, 2020. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Years Ended December 31,
	2021	2020
Sales	$98,321,144	$102,892,997
Cost of goods sold	75,523,745	78,037,039
Gross profit	22,797,399	24,855,958
Operating expenses	38,544,880	26,956,730
Loss from operations	(15,747,481)	(2,100,772)
Net loss from continuing operations	(12,066,492)	(4,048,628)
Loss per share	(0.07)	(0.03)

Note 9 – Equity Investments

AmplifeiIntl LLC

On September 15, 2021, A4 Manufacturing, Inc. entered into a Membership Interest Purchase Agreement acquiring approximately a 9% membership interest in AmplifeiIntl LLC (also doing business as Happinss) (“Amplifei”). The membership interest is non-voting and the Company does not have the ability to exercise significant influence over operating and financial activities. The equity investment is being valued using cost as there is no market for the membership units, and accordingly, no quoted market price is available. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events. As of December 31, 2021, the Company determined there was an impairment on this investment and took a loss against earnings of $1,350,000.

The membership interest was paid for as follows:

Accounts receivable owed from Amplifei	$1,000,000
Cash	350,000
Total	$1,350,000

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against the remaining net deferred tax assets as of December 31, 2021 and 2020 based on estimates of recoverability. The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

The following is a reconciliation of the difference between the effective and statutory income tax rates for years ended December 31:

	2021		2020
	Amount	Percent	Amount	Percent

Federal statutory rates	$(4,075,111)	21.0%	$(1,690,473)	21.0%
State income taxes	(1,164,318)	6.0%	(482,992)	6.0%
Permanent differences	(870,407)	4.5%	(495,960)	6.2%
Valuation allowance against net deferred tax assets	5,732,945	(29.5)%	2,576,374	(32.0)%
Effective rate	$(376,891)	1.9%	$(93,051)	1.2%

The significant components of the deferred tax assets at December 31, 2021 and 2020, are summarized below:

	2021	2020
Deferred income tax asset
Net operation loss carryforwards	$12,652,193	$6,559,060
Total deferred income tax asset	12,652,193	6,559,060
Less: valuation allowance	(12,652,193)	(6,559,060)
Total deferred income tax asset	$—	$—

The significant components of the deferred tax liabilities at December 31, 2021 and 2020, are summarized below:

	2021	2020
Deferred income tax liabilities:
Book to tax differences in intangible assets	$51,308	$428,199
Total deferred income tax liability	$51,308	$428,199

The deferred tax liability is mostly made up of the difference between book and tax values for property and equipment and intangible assets.

The Company has recorded as of December 31, 2021 and 2020 a valuation allowance of $12,652,193 and $6,559,060, respectively, as management believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The Company annually conducts an analysis of its tax positions and has concluded that it had no uncertain tax positions as of December 31, 2021 and 2020.

The Company has net operating loss carry-forwards of approximately $44.5 million. Such amounts are subject to IRS code section 382 limitations and begin to expire in 2029. The tax years from 2017 to 2020 are still subject to audit.

Note 11 – Industry Segments

The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended September 30, 2021, the Company has reduced its reportable segments to five operating segments as represented by the Company’s four silos: A4 Construction Services, Inc.; A4 Manufacturing, Inc.; A4 Aerospace Corporation; A4 Technologies, Inc; and A4 Defense Systems, Inc. The Company’s reportable segments for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Revenue
Construction Services	$17,995,023	$20,851,439
Manufacturing	27,375,122	12,602,910
Defense	4,467,376	—
Technologies	1,543,469	—
Aerospace	259,823	—
	$51,640,813	$33,454,349

Gross profit
Construction Services	$(478,031)	$2,587,850
Manufacturing	6,508,230	2,775,777
Defense	1,073,636	—
Technologies	456,558	—
Aerospace	137,605	—
	$7,697,998	$5,363,627

Income (loss) from operations
Construction Services	$(6,216,775)	$(1,821,309)
Manufacturing	(2,158,492)	(998,038)
Defense	(282,882)	—
Technologies	(162,491)	—
Aerospace	(4,942,951)	—
Unallocated and eliminations	(8,259,978)	(3,074,517)
	$(22,023,569)	$(5,893,864)

Depreciation and amortization
Construction Services	$1,138,364	$1,414,875
Manufacturing	1,279,952	619,505
Aerospace	1,027,153	—
Technologies	83,132	—
Defense	191,740	—
Unallocated	335,228	35,882
	$4,055,569	$2,070,262

Interest Expenses
Construction Services	$997,870	$2,404,714
Manufacturing	547,202	724,342
Aerospace	4,545	—
Technologies	15,347	—
Defense	825	—
Unallocated	2,268,953	2,334,541
	$3,834,742	$5,463,597

Net income (loss)
Construction Services	$(3,380,894)	$(3,596,516)
Manufacturing	(654,963)	(1,366,239)
Aerospace	(4,494,300)	—
Technologies	(177,838)	—
Defense	(270,289)	—
Unallocated	(10,427,008)	(3,087,118)
	$(19,405,292)	$(8,049,873)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

	As of December 31, 2021	As of December 31, 2020
Total Assets
Construction Services	$13,985,561	$28,991,044
Manufacturing	39,964,186	10,731,936
Aerospace	17,078,926	—
Technologies	39,516,284	—
Defense	11,982,580	—
Unallocated	10,507,786	1,011,203
	$133,035,323	$40,734,183

Goodwill
Construction Services	$113,592	$1,963,761
Manufacturing	8,036,200	121,221
Aerospace	1,913,310	—
Technologies	5,447,746	—
Defense	6,426,786	—
	$21,937,634	$2,084,982

Accounts receivable, net
Construction Services	$4,193,243	$4,501,401
Manufacturing	3,192,030	1,983,468
Aerospace	119,774	—
Technologies	2,998,945	—
Defense	1,371,184	—
	$11,875,176	$6,484,869

Note 12 - Commitments and Contingencies

Licensing Agreement

DTI has entered into licensing agreements with RCA Trademark Management for the licensing rights to the respective trademarks in the United States of America and Canada.

The RCA licensing agreement was amended with Technicolor as licensor and expires December 31, 2024. DTI agrees to pay a royalty fee of 2.50% on net sales of the licensed products with a minimum annual payment of $420,000 for the years ended 2020 and 2021, $440,000 for the year ended 2022, and $460,000 for the year ended 2023, and $480,000 for the year ended 2024.

Warranty Service Agreement

DTI entered into a warranty service agreement to provide certain warranty services for a lighting supplier through December 31, 2024, except for one class of customer through 2030. In exchange for these services DTI receives annual payments as follows:

Years Ending December 31,
2022	$75,712
2023	66,626
2024	59,964
Total	$202,302

Royalty Agreement

On November 28, 2021, the Company entered into a Royalty Agreement with the sellers of ElecJet. Upon closing the Company desires to build its initial factory (“Factory”) to manufacture batteries in the territory of the United States. The Company agrees to pay the sellers 1.5% of net sales for batteries produced by the Factory. Royalty payments shall continue to be paid for a period of ten years from the starting date, or until the total of the royalty payments equals $50 million, whichever occurs first.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

In August 2020, the Company filed a lawsuit, in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT. The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). As of the date of this Report, the discovery period had ended but no trial date had been scheduled. A summary judgement motion was filed on December 22, 2021, which was pending as of the date of this Report.

In May 2021, the Company and several shareholders filed a lawsuit, in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC (“Fin Cap”), and Grizzly Research LLC (“Grizzly”) alleging securities fraud, tortious interference with business expectancy and libel and slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests.

Note 13 – Subsequent Events

In March 2022, the Company secured another $4.2 million in lines of credit for Alt Labs. The line of credit accrues interest at a rate of 2.5% above the greater of the prime rate or 3.25%. The line of credit matures on March 8, 2024. This line is secured by substantially all assets of the Alt Labs.

In January 2022, the Company issued 72,152 shares of Class A common stock for no additional consideration upon conversion of 10,149 shares of Series C Preferred Stock and 78,674 shares of Series D Preferred Stock.

In March 2022, the Company issued 39,386 shares of Class A Common Stock to management in connection with the acquisition of DTI Services Limited Liability Company.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Impossible Aerospace Merger Agreement dated November 13, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

2.2	Vayu (US) Merger Agreement dated December 29, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

2.3	ElecJet Merger Agreement, dated November 29, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 3, 2021)

3.1	Certificate of Incorporation of Alpine 4 Automotive Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.4	Second Amended and Restated Certificate of Incorporation, dated August 24, 2015 (incorporated by reference to Exhibit 3.1 to Alpine 4’s Current Report on Form 8-K filed August 27, 2015)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2017

3.6	By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.7	Series C Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

3.8	Series D Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

3.9

Certificate of Amendment to Certificate of Incorporation (Name Change) filed February 5, 2021 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 8, 2021).

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to Alpine 4’s Current Report on Form 8-K filed November 24, 2021).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Alpine 4’s Current Report on Form 8-K filed November 24, 2021).

10.1

Purchase Agreement, dated effective January 16, 2020, by and between Alpine 4 Technologies Ltd. and Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Current Report filed with the SEC on January 23, 2020)

10.2

Registration Rights Agreement, dated effective January 16, 2020, by and between Alpine 4 Technologies Ltd. and Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Current Report filed with the SEC on January 23, 2020)

10.3	FPCD Note - $350,000 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

59

10.4	FPCD Note - $600,000 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.5	Note Amendment – #1 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.6	Note Amendment - # 2 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.7	FPCD Note - $137,870.48 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.8	Note Amendment - $180,000 (incorporated by reference to the Company’s Current Report filed with the SEC on November 25, 2019)

10.9	APF Securities Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.10	Secured Promissory Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.11	Secured Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.12	Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.13	Consulting Services Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2018)

10.14	Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.15	Secured Promissory Note - $2,300,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.16	Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.17	Amendment to Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2020)

10.18	Impossible Aerospace Consultant Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.19	RSU Agreement dated November 13, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

10.20	Vayu (US) Employment Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.21	RSU Agreement dated December 29, 2020 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

10.22	Form of Securities Purchase Agreement (AGP Transaction) (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

10.23	Form of Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

10.24	Class A Common Stock Sales Agreement, dated March 8, 2022, between the Company and A.G.P. (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed March 9, 2022

10.25	Membership Interest Purchase Agreement for DTI Transaction, dated December 9, 2021 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed December 15, 2021)

10.26	Placement Agent Agreement between the Company and A.G.P., dated November 22, 2021 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 24, 2021)

10.27

Securities Purchase Agreement between the Company and the Purchasers named therein, dated as of November 22, 2021 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed November 24, 2021)

10.28	Membership Interest Purchase Agreement for Alt Labs Transaction, dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed May 10, 2021)

23	Consent of MaloneBailey, LLP

60

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

61

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE 4 HOLDINGS, INC.

Date: April 14, 2022	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson
	Title:	Chief Executive Officer (Principal Executive Officer), President, and Director

Date: April 14, 2022	By:	/s/ Larry Zic
	Name:	Larry Zic
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson	Chief Executive Officer, President, Director	April 14, 2022
Kent B. Wilson

/s/ Charles Winters	Director	April 14, 2022
Charles Winters

/s/ Ian Kantrowitz	Director	April 14, 2022
Ian Kantrowitz

/s/ Gerry Garcia	Chairwoman of the Board	April 14, 2022
Gerry Garcia

/s/ Edmond Lew	Director	April 14, 2022
Edmond Lew

/s/ Christophe Jeunot	Director	April 14, 2022
Christophe Jenuot

/s/ Jonathan Withem	Director	April 14, 2022
Jonathan Withem

62