Form 10-Q
period 2022-03-31
ALPINE 4 HOLDINGS, INC.
filed 2022-05-23
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 23, 2022, the issuer had 162,382,205 shares of its Class A common stock issued and outstanding, 8,548,088 shares of its Class B common stock issued and outstanding and 12,500,200 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2021.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$900,814	$3,715,666
Accounts receivable, net	13,616,694	11,875,176
Inventory, net	24,154,359	25,981,905
Contract assets	1,207,606	877,904
Prepaid expenses and other current assets	2,522,176	1,955,907
Total current assets	42,401,649	44,406,558

Property and equipment, net	27,908,742	28,096,562
Intangible asset, net	36,105,313	36,777,245
Right of use assets, net	1,354,925	1,460,206
Goodwill	21,937,634	21,937,634
Other non-current assets	672,755	357,118

TOTAL ASSETS	$130,381,018	$133,035,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,347,833	$7,744,957
Accrued expenses	5,044,642	5,074,006
Contract liabilities	4,679,133	6,359,449
Line of credit	3,590,862	4,473,489
Notes payable, current portion	5,533,544	5,690,524
Financing lease obligation, current portion	670,619	649,343
Operating lease obligation, current portion	437,490	428,596
Total current liabilities	27,304,123	30,420,364

Notes payable, net of current portion	8,555,477	8,426,105
Line of credit, net of current portion	10,339,420	5,640,051
Financing lease obligations, net of current portion	15,140,606	15,319,467
Operating lease obligations, net of current portion	954,293	1,066,562
Deferred tax liability	51,308	51,308

TOTAL LIABILITIES	62,345,227	60,923,857

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at March 31, 2022 and December 31, 2021	5	5
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 0 and 10,149 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 0 and 78,674 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	7
Class A Common stock, $0.0001 par value, 295,000,000 shares authorized, 161,910,355 and 161,798,817 shares issued and outstanding at March 31, 2022 and December 31, 2021	16,193	16,182
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 8,548,088 shares issued and outstanding at March 31, 2022 and December 31, 2021	854	854
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 12,500,200 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	131,394,135	131,293,861
Accumulated deficit	(63,376,646)	(59,200,693)
Total stockholders' equity	68,035,791	72,111,466
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,381,018	$133,035,323
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues, net	$25,592,154	$8,668,405
Costs of revenue	19,954,697	7,913,786
Gross profit	5,637,457	754,619

Operating expenses:
General and administrative expenses	9,045,238	5,572,717
Research and development	191,930	253,971
Total operating expenses	9,237,168	5,826,688
Loss from operations	(3,599,711)	(5,072,069)

Other income (expenses)
Interest expense	(608,961)	(1,471,723)
Gain on forgiveness of debt	—	429,540
Other income (expenses)	32,719	(15,216)
Total other expenses	(576,242)	(1,057,399)

Loss before income tax	(4,175,953)	(6,129,468)

Income tax	—	—

Net loss	$(4,175,953)	$(6,129,468)

Weighted average shares outstanding:
Basic	183,032,447	154,616,490
Diluted	183,032,447	154,616,490

Basic loss per share	$(0.02)	$(0.04)

Diluted loss per share	$(0.02)	$(0.04)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	5	$5	10,149	$—	78,674	$7	161,798,817	$16,182	8,548,088	$854	12,500,200	$1,250	$131,293,861	$(59,200,693)	$72,111,466
Issuance of shares of common stock for compensation	—	—	—	—	—	—	39,386	4	—	—	—	—	99,248	—	99,252
Conversion of series D preferred stock to Class A	—	—	—	—	(78,674)	(7)	63,907	7	—	—	—	—	—	—	—
Conversion of series C preferred stock to Class A	—	—	(10,149)	—	—	—	8,245	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,026	—	1,026
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,175,953)	(4,175,953)

Balance, March 31, 2022	5	$5	—	$—	—	$—	161,910,355	$16,193	8,548,088	$854	12,500,200	$1,250	131,394,135	$(63,376,646)	$68,035,791

Balance, December 31, 2020	5	$5	1,714,286	$171	—	$—	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$30,991,978	$(39,795,401)	$(8,788,292)

Issuance of shares of common stock for cash, net of offering costs	—	—	—	—	—	—	9,857,397	985	—	—	—	—	54,301,997	—	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	702,877	70	—	—	—	—	109,760	—	109,830
Issuance of shares of series D preferred stock for acquisition	—	—	—	—	1,428,570	143	—	—	—	—	—	—	6,653,166	—	6,653,309
Repurchase of class C common stock	—	—	—	—	—	—	—	—	—	—	(45,000)	(5)	(185,845)	—	(185,850)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	19,341	—	19,341
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,129,468)	(6,129,468)

Balance, March 31, 2021	5	$5	1,714,286	$171	1,428,570	$143	136,923,432	$13,691	9,023,088	$902	14,117,267	$1,412	$91,982,825	$(45,924,869)	$46,074,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(4,175,953)	$(6,129,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	733,459	498,590
Amortization	671,932	223,836
Gain on forgiveness of debt	—	(429,540)
Employee stock compensation	100,278	19,341
Amortization of debt discounts	—	801,340
Non-cash lease expense	105,281	74,823
Write off of inventory	66,789	—
Bad debt expense	113,727	—
Change in current assets and liabilities:
Accounts receivable	(1,855,245)	(607,410)
Inventory	1,760,757	(726,739)
Contract assets	(329,702)	(738,663)
Prepaid expenses and other assets	(881,906)	(309,381)
Accounts payable	(397,124)	(1,242,754)
Accrued expenses	(29,364)	(478,911)
Contract liabilities	(1,680,316)	169,915
Operating lease liability	(103,375)	(75,904)
Net cash used in operating activities	(5,900,762)	(8,950,925)

INVESTING ACTIVITIES:
Capital expenditures	(363,053)	(243,992)
Cash assumed in acquisition	—	81,442
Net cash used in investing activities	(363,053)	(162,550)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	—	54,302,982
Proceeds from issuances of notes payable, non-related party	—	11,800
Proceeds from issuances of convertible notes payable	—	408,000
Proceeds from line of credit	13,641,983	—
Repurchase of common stock	—	(185,850)
Repayments of notes payable, related party	—	(34,979)
Repayments of notes payable, non-related parties	(210,194)	(5,945,000)
Repayments of convertible notes payable	—	(1,291,463)
Repayment of line of credit	(9,825,241)	(2,880,550)
Cash paid on financing lease obligations	(157,585)	(302,575)
Net cash provided by financing activities	3,448,963	44,082,365

NET INCREASE (DECREASE) IN CASH	(2,814,852)	34,968,890

CASH, BEGINNING BALANCE	3,715,666	722,583

CASH, ENDING BALANCE	$900,814	$35,691,473

CASH PAID FOR:
Interest	$579,793	$709,061
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$—	$109,830
Equipment purchased on note payable	$182,586	$—
Conversion of series D preferred stock for common stock	$7	$—
Issuance of shares of series D preferred stock for acquisition	$—	$6,653,309
Beneficial conversion feature on convertible notes	$—	$92,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2022
Note 1 – Organization and Basis of Presentation
The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2022. The results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
Effective January 1, 2019, the Company purchased all of the outstanding capital stock of Morris Sheet Metal Corp., an Indiana corporation (“MSM”); JTD Spiral, Inc., an Indiana corporation wholly owned by MSM; Morris Enterprises LLC, an Indiana limited liability company; and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris”).
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
Effective December 15, 2020, the Company purchased the assets of Impossible Aerospace Corporation, a Delaware corporation (“IA”).
Effective February 8, 2021, the Company purchased the assets of Vayu (US), Inc., a Delaware corporation (“Vayu”).
On May 5, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics International, Inc., a Delaware corporation (“TDI”).
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
As of the date of this Report, the Company was a holding company owning, directly or indirectly, fourteen companies:
•A4 Corporate Services, LLC;
•ALTIA, LLC;
•Quality Circuit Assembly, Inc.;
•Morris Sheet Metal, Corp;
•JTD Spiral, Inc.;
•Excel Construction Services, LLC;
•SPECTRUMebos, Inc.;
•Vayu (US);
•Thermal Dynamics International, Inc.;
•Alternative Laboratories, LLC.;
•Identified Technologies, Corp.;
•ElecJet Corp.;
•DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
•Global Autonomous Corporation
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
As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. While the Company experienced an operating loss for the quarter ended March 31, 2022, of $3.6 million, this was an improvement over the previous quarter ended December 31, 2021 and the same quarter last year ended March 31, 2021, during which the Company had an operating loss of $12.4 million and $5.1 million, respectively. While the Company had a negative cash flow used in operation of $5.9 million for the quarter ended March 31, 2022, it was an improvement over the same quarter last year when the Company had a negative cash flow used in operations of $9.0 million.
As of March 31, 2022, the Company has positive working capital of approximately $15.1 million, which was an increase of $1.1 million compared to December 31, 2021. The Company has secured bank financing totaling $ 23 million in lines of credit of which approximately $1.5 million was unused at March 31, 2022. As of the date of the Report, the Company had approximately $2.5 million in cash.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of six operating companies which closed in 2021 combined with improved gross profit performance from the existing operating companies. The Company also may raise funds through debt financing, securing additional lines of credit, and the sale of shares through its planned at-the-market offering.

Based on management’s plans to improve cash flows as disclosed above management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the
Company's ability to continue as a going concern.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.
Note 2 – Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2022, and December 31, 2021. Significant intercompany balances and transactions have been eliminated.
Use of estimates
The consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of long-lived assets, reserves for accounts receivable and inventory, valuation allowance for deferred tax assets, fair values assigned to intangible assets acquired, and impairment of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond. COVID-19 did have a negative impact on the Company’s financial performance in 2021. Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond.
Reclassification
Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings and financial position.
Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of March 31, 2022, and December 31, 2021, the Company had no cash equivalents.

Major Customers
The Company had one customer, W.W. Grainger Inc., that made up 13% of accounts receivable as of March 31, 2022. The Company had no customer that made up over 10% of accounts receivable as of December 31, 2021.
For the three months ended March 31, 2022, the Company had one customer, W.W. Grainger Inc., that made up 13% of total revenues. For the three months ended March 31, 2021, the Company had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 15% and 10% of total revenues, respectively.
For the three months ended March 31, 2022, the Company had 11% of total revenues made up of prime contractors.
Major Customer by Segment

Manufacturing

As of as of March 31, 2022, and December 31, 2021, the manufacturing segment had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 28% and 25%, respectively, and 31% and 20%, respectively, of accounts receivable.

For the three months ended March 31, 2022, the manufacturing segment had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 23% and 13%, respectively, of total manufacturing revenues. For the three months ended March 31, 2021, the manufacturing segment had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 34% and 23%, respectively, of total manufacturing revenues.

Construction

As of March 31, 2022, the construction segment had one customer, A. Hattersley & Sons, Inc., that made up 24% of accounts receivable. As of December 31, 2021, the construction segment had two customers, A. Hattersley & Sons, Inc. and Shambaugh & Sons L.P., that made up 25% and 17%, respectively, of accounts receivable.

For the three months ended March 31, 2022, the construction segment had one customer, A. Hattersley & Sons, Inc., that made up 19% of total construction revenues. For the three months ended March 31, 2021, the construction segment had one customer, A. Hattersley & Sons, Inc., that made up 11% of total construction revenues.

Defense

Of the defense segment, 100% of accounts receivables and defense revenues were related to prime contractors.

Technologies

In the technologies segment, the Company had one customer, W.W. Grainger Inc., that made up 39% of accounts receivable as of March 31, 2022, and two customers, Direct Supply Inc. and W.W. Grainger Inc., that made up 14% and 30%, respectively, of accounts receivable as of December 31, 2021.

For the three months ended March 31, 2022, the technology segment had one customer, W.W. Grainger Inc., that made up 33% of their total revenues.

Aerospace

As of December 31, 2021, the aerospace segment had one customer, Branch Civil, Inc., that made up 57% of accounts receivable.

For the three months ended March 31, 2022, the aerospace segment had no customer that made up over 10% of total aerospace revenues.
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
The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of March 31, 2022, and December 31, 2021, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis.
Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All cost related to research and development activities are expensed as incurred. During the three months ended March 31, 2022 and 2021, research and development cost totaled $191,930 and $253,971, respectively.
Earnings (loss) per shares
The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The only potentially dilutive securities outstanding during the periods presented were the convertible debt, options and warrants. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(4,175,953)	183,032,447	$(0.02)	$(6,129,468)	154,616,490	$(0.04)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
Net loss plus assumed conversions	$(4,175,953)	183,032,447	$(0.02)	$(6,129,468)	154,616,490	$(0.04)
Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC Topic 606.
The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.
Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:
–executed contract with the Company's customers that it believes are legally enforceable;
–identification of performance obligations in the respective contract;
–determination of the transaction price for each performance obligation in the respective contract;
–allocation of the transaction price to each performance obligation; and
–recognition of revenue only when the Company satisfies each performance obligation.

The following table presents our revenues disaggregated by type for the three months ended March 31, 2022:

	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods
Circuit boards and cables	$—	$4,823,957	$—	$—	$—	$4,823,957
Dietary supplements	—	3,824,138	—	—	—	3,824,138
Electronics	—	—	—	9,793,988	—	9,793,988
Total sale of goods	$—	$8,648,095	$—	$9,793,988	$—	$18,442,083

Sale of services
Construction contracts	$4,056,204	$—	$2,687,981	$—	$—	$6,744,185
Drone 3D mapping	—	—	—	—	405,886	405,886
Total sale of services	$4,056,204	$—	$2,687,981	$—	$405,886	$7,150,071
Total revenues	$4,056,204	$8,648,095	$2,687,981	$9,793,988	$405,886	$25,592,154

The following table presents our revenues disaggregated by type for the three months ended March 31, 2021:

	Construction Services	Manufacturing	Total
Sale of goods
Circuit boards and cables	$—	$3,738,309	$3,738,309
Total sale of goods	$—	$3,738,309	$3,738,309

Sale of services
Construction contracts	$4,930,096	$—	$4,930,096
Total sale of services	$4,930,096	$—	$4,930,096
Total revenues	$4,930,096	$3,738,309	$8,668,405

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

As of March 31, 2022, the future minimum finance and operating lease payments were as follows:

Twelve Months Ending March 31,	Finance Leases	Operating Leases
2023	$1,913,037	$507,765
2024	1,931,586	519,298
2025	1,962,256	494,972
2026	1,851,918	—
2027	1,880,265	—
Thereafter	16,292,620	—
Total payments	25,831,682	1,522,035
Less: imputed interest	(10,020,457)	(130,252)
Total obligation	15,811,225	1,391,783
Less: current portion	(670,619)	(437,490)
Non-current financing leases obligations	$15,140,606	$954,293
Operating Leases
The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2022, and December 31, 2021:

	Classification on Balance Sheet	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$1,354,925	$1,460,206
Total lease assets		$1,354,925	$1,460,206

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$437,490	$428,596
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	954,293	1,066,562
Total lease liability		$1,391,783	$1,495,158

The lease expense for the three months ended March 31, 2022, was $126,561. The cash paid under operating leases during the three months ended March 31, 2022, was $124,654. At March 31, 2022, the weighted average remaining lease terms were 2.96 years and the weighted average discount rate was 3.15%.

Note 4 – Debt
The outstanding balances for the loans as of March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Lines of credit, current portion	$3,590,862	$4,473,489
Equipment loans, current portion	86,173	61,640
Term notes, current portion	5,447,371	5,628,884
Total current	9,124,406	10,164,013
Lines of credit, net of current portion	10,339,420	5,640,051
Long-term portion of equipment loans and term notes	8,555,477	8,426,105
Total notes payable and line of Credit	$28,019,303	$24,230,169
Future scheduled maturities of outstanding debt are as follows:

Twelve Months Ending March 31,
2023	$9,124,406
2024	10,674,063
2025	2,407,852
2026	359,791
2027	370,582
Thereafter	5,082,609
Total	$28,019,303
In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable (See Note 8). As of March 31, 2022, the note had a balance of $2,857,500 and accrued interest of $1,248,779 which is reflective in the current liabilities.
During 2022, the Company had four revolving lines of credit totaling in the aggregate $23.5 million including one capital expenditures line of credit totaling $0.5 million. The revolving lines of credit used as of March 31, 2022, totaled $13.9 million with an interest rate ranging from prime plus 2.50% - 4.25% and a term of one-two years. As of March 31, 2022, the Company had $1.5 million in additional funds available to borrow. The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. We are in compliance with these covenants.
In April 2022, the Company had three notes payable due to the seller of Morris that matured. As of the date of this report the notes carry a balance of $2,280,177. This balance is expected to be paid off by June 2022.
Note 5 – Stockholders' Equity
Common Stock
The Company had the following transactions in its common stock during the three months ended March 31, 2022:
•In January 2022, the Company issued 72,152 shares of Class A common stock for no additional consideration upon conversion of 10,149 shares of Series C Preferred Stock and 78,674 of Series D Preferred Stock.
•In March 2022, the Company issued 39,386 shares of Class A common stock for services with a value of $99,252.
•On January 13, 2022 the Company amended the Corporation's Amended and Restated Certificate of Incorporation increasing the authorized capital stock from 195,000,000 to 295,000,000.

Stock Options
The following summarizes the stock option activity for the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,790,000	$0.19	6.09	$3,098,055
Granted	—
Forfeited	(618,000)	0.30
Exercised	—
Outstanding at March 31, 2022	1,172,000	$0.13	6.17	$1,075,950

Vested and expected to vest at March 31, 2022	1,172,000	$0.13	6.17	$1,075,950

Exercisable at March 31, 2022	1,071,125	$0.14	6.14	$975,341
The following table summarizes information about options outstanding and exercisable as of March 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.05	979,000	6.38	$0.05	883,437	$0.05
0.10	85,000	6.28	0.10	79,688	0.10
0.90	108,000	5.27	0.90	108,000	0.90
	1,172,000			1,071,125
During the three months ended March 31, 2022 and 2021, stock option expense amounted to $1,026 and $19,341, respectively. Unrecognized stock option expense as of March 31, 2022, amounted to $6,184, which will be recognized over a period extending through December 2022.

Warrants
The following summarizes the warrants activity for the three months ended March 31, 2022:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	5,527,778	$3.32	4.62	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding at March 31, 2022	5,527,778	$3.32	4.38	$—

Vested and expected to vest at March 31, 2022	5,527,778	$3.32	4.38	$—

Exercisable at March 31, 2022	5,099,207	$3.34	4.38	$—
The following table summarizes information about warrants outstanding and exercisable as of March 31, 2022:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.60	416,667	2.89	$6.60	416,667	$6.60
2.52	396,825	2.70	2.52	396,825	2.52
3.10	4,285,715	4.65	3.10	4,285,715	3.10
3.09	428,571	4.65	3.08	—
	5,527,778			5,099,207

During the year ended December 31, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock The warrants have an exercise price of $6.60, are exercisable as of August 16, 2021 and expire on February 16, 2025. The Company issued another 428,571 warrants to a placement agent in connection with the sale of its common stock. The warrants have an exercise price of $3.08, are exercisable as of May 26, 2022, and expire November 22, 2026. The Company issued another 396,825 warrants in connection to the RCA acquisition. The warrants have an exercise price of $2.52, were exercisable as of December 9, 2021, and expire December 9, 2024.

The fair value of the 416,667, the 428,571, and the 396,825 warrants issued to the placement agent and RCA sellers during the year ended December 31, 2021, are $2,498,637, $902,414, and $668,863 respectively and was determined using the Black-Scholes option pricing model with the following assumptions:

Stock price	$2.51-$7.03
Risk-free interest rate	0.01%-1.02%
Expected life of the options	2-5 years
Expected volatility	159-347%
Expected dividend yield	0%

The fair value of the warrants was recorded as offering costs with a corresponding credit to additional paid in capital.
Note 6 – Business Combinations
DTI Services (doing business as RCA Commercial Electronics) ("RCA")

On December 13, 2021, the Company closed the acquisition of RCA. The acquisition was considered an acquisition of a business under ASC 805. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustment to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date. A summary of the purchase price allocation at fair value is presented below:

Purchase Allocation
Accounts receivable	$3,409,230
Other current assets	1,259,556
Inventory	14,040,123
Property and equipment	761,370
Customer list	4,700,000
Trademark	1,800,000
Non-compete agreement	690,000
Goodwill	213,477
ROU asset	1,196,764
Accounts payable	(951,302)
Accrued expenses and other current liabilities	(677,720)
Customer deposits	(153,201)
Operating lease liability	(1,226,128)
Line of credit	(4,710,768)
$20,351,401

The purchase price was paid as follows:

Cash	$14,000,000
Class A Common Stock (1,587,301 shares)	3,682,538
Warrants (396,852 shares)	668,863
Seller notes	2,000,000
$20,351,401
The following are the unaudited pro forma results of operations for the three months ended March 31, 2022 and 2021, as if Vayu, TDI, Alt Labs, Identified Technologies, ElecJet, and RCA had been acquired on January 1, 2021. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Pro Forma Combined Financials (unaudited)
	Three Months Ended March 31,
	2022	2021
Sales	$25,592,154	$24,481,464
Cost of goods sold	19,954,697	17,791,716
Gross profit	5,637,457	6,689,748
Operating expenses	9,237,168	8,815,016
Loss from operations	(3,599,711)	(2,125,268)
Net loss	(4,175,953)	(2,560,359)
Net loss per share	(0.02)	(0.02)
Note 7 – Segment Reporting
The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended March 31, 2022, the Company has reduced its reportable segments to five operating segments as represented by the Company’s five silo companies: A4 Construction Services, Inc.; A4 Manufacturing, Inc.; A4 Technologies, Inc.; A4 Aerospace Corporation; and A4 Defense Systems, Inc. The Company’s reportable segments for the three months ended March 31, 2022, and March 31, 2021, and as of March 31, 2022, and December 31, 2021, were as follows:

	Three Months Ended March 31,
	2022	2021

Revenue
Construction Services	$4,056,204	$4,930,096
Manufacturing	8,648,095	3,738,309
Defense	2,687,981	—
Technologies	9,793,988	—
Aerospace	405,886	—
	$25,592,154	$8,668,405

Gross profit
Construction Services	$364,832	$(157,658)
Manufacturing	2,004,169	912,277
Defense	843,189	—
Technologies	2,122,299	—
Aerospace	302,968	—
	$5,637,457	$754,619

Income (loss) from operations
Construction Services	$(635,688)	$(2,103,802)
Manufacturing	(653,349)	254,189
Defense	423,140	—
Technologies	289,777	—
Aerospace	(851,130)	(2,217,779)
Unallocated	(2,172,461)	(1,004,677)

	$(3,599,711)	$(5,072,069)

Depreciation and amortization
Construction Services	$166,404	$332,722
Manufacturing	481,687	163,359
Defense	72,090	—
Technologies	243,713	—
Aerospace	282,690	178,244
Unallocated	158,807	48,101
	$1,405,391	$722,426

Interest Expense
Construction Services	$165,010	$381,836
Manufacturing	129,989	142,356
Technologies	54,817	—
Aerospace	1,440	—
Unallocated	257,705	947,531
	$608,961	$1,471,723

Net income (loss)
Construction Services	$(744,342)	$(2,480,268)
Manufacturing	(845,765)	91,247
Defense	423,140	—
Technologies	234,960	—
Aerospace	(835,748)	(1,788,239)
Unallocated	(2,408,198)	(1,952,208)
	$(4,175,953)	$(6,129,468)

	As of March 31, 2022	As of December 31, 2021

Total Assets
Construction Services	$22,601,572	$13,985,561
Manufacturing	34,397,698	39,964,186
Defense	11,030,976	11,982,580
Technologies	44,108,997	39,516,284
Aerospace	11,505,876	17,078,926
Unallocated	6,735,899	10,507,786
	$130,381,018	$133,035,323

Goodwill
Construction Services	$113,592	$113,592
Manufacturing	8,036,200	8,036,200
Defense	6,426,786	6,426,786
Technologies	5,447,746	5,447,746
Aerospace	1,913,310	1,913,310
	$21,937,634	$21,937,634

Accounts receivable, net
Construction Services	$4,140,179	$4,193,243
Manufacturing	3,354,509	3,192,030
Defense	1,592,054	1,371,184
Technologies	4,385,115	2,998,945
Aerospace	144,837	119,774
	$13,616,694	$11,875,176
Note 8 – Commitments and Contingencies
Licensing Agreement
DTI has entered into licensing agreements with RCA Trademark Management for the licensing rights to the respective trademarks in the United States of America and Canada.
The RCA licensing agreement was amended with Technicolor, S.A., as licensor and expires December 31, 2024. DTI agreed to pay a royalty fee of 2.5% on net sales of the licensed products with a minimum annual payment of $420,000 for the years ended 2020 and 2021, $440,000 for the year ended 2022, $460,000 for the year ended 2023, and $480,000 for the year ended 2024.
Warranty Service Agreement
DTI entered into a warranty service agreement to provide certain warranty services for a lighting supplier through December 31, 2024, except for one class of customer, for whom services will be provided through 2030. In exchange for these services, DTI receives annual payments as follows:
Years Ending March 31,

2023	$66,626
2024	59,964
Total	$126,590

Royalty Agreement
On November 28, 2021, the Company entered into a Royalty Agreement with the sellers of ElecJet. In the Royalty Agreement, the Company noted that upon closing of the merger with ElecJet, the Company desired to build its initial factory (“Factory”) to manufacture batteries in the United States. The Company agreed to pay the sellers 1.5% of net sales for batteries produced by the Factory. Royalty payments shall continue to be paid for a period of ten years from the starting date, or until the total of the royalty payments equals $50 million, whichever occurs first.

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
In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report Fin Capital and Grizzly Research LLC filed motions to dismiss for lack of jurisdiction. The Court has denied Fin Capital’s motion to dismiss and accepted Grizzly Research motion, however the Court granted the Company until May 12th to file a modification of its complaint order. The Company has filed its response and anticipates the Court to move to dismiss Grizzly Research’s motion to dismiss but the date of such dismissal is unknown as of the date of this report.
In August of 2021 Rob Porter filed a lawsuit in the District Court of Oklahoma Country State of Oklahoma CJ-2021-3421 alleging Unjust Enrichment and Breach of Contract for Class B Shares. In October 2021 the Company responded with its answer denying such claims. In October 2021 the Company also filed a counter claims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit.
In October 2021 the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse CJ-2021-4316, Brian Hobbs CJ-2021-4315, Thomas Karraker CJ-2021-4314 for Unjust Enrichment, and Breach of Contract. On January 19, 2022, the Company filed a response that denied these claims and believes these are frivolous lawsuits.

Note 9 – Subsequent Events
On April 29, 2022, the Company issued 171,850 shares of Class A at a value of $132,325 as employee compensation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three months ended March 31, 2022, included under Item 1 – Financial Statements in this Quarterly Report and our audited Financial Statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.
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
As of the date of this Report, the Company was a holding company that owned fourteen operating subsidiaries:
–A4 Corporate Services, LLC;
–ALTIA, LLC;
–Quality Circuit Assembly, Inc.;
–Morris Sheet Metal, Corp;
–JTD Spiral, Inc.;
–Excel Construction Services, LLC;
–SPECTRUMebos, Inc.;
–Vayu (US), Inc.;
–Thermal Dynamics, Inc.;
–Alternative Laboratories, LLC.;
–Identified Technologies Corporation;
–ElecJet Corp.;
–DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
–Global Autonomous Corporation.
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
On November 29, 2021, the Company, and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 3, Inc.(“AC3”), entered into a merger agreement with ElecJet Corp., a Delaware corporation (“ElecJet”) and the three ElecJet shareholders. Pursuant to the Agreement, AC3 merged with and into ElecJet, with Elecjet being the surviving entity following the merger.
On December 9, 2021, the Company, and A4 Technologies, Inc., a wholly owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with DTI Services Limited Liability Company (doing business as RCA Commercial Electronics), (“DTI”), Direct Tech Sales LLC, (also having an assumed business name of RCA Commercial Electronics), (“Direct Tech”), PMI Group, LLC, (“PMI”), Continu.Us, LLC, (“Continu.Us”), Solas Ray, LLC, (“Solas”), and the two individual owners of these entities. DTI, Direct Tech, PMI, Continu.Us, and Solas were referred to in the Membership Interest Purchase Agreement collectively as “RCA.” Pursuant to the Membership Interest Purchase Agreement, the Company acquired all of the outstanding membership interests of RCA.
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
Business Strategy
What We Do:
Alexander Hamilton, in his “Federalist paper #11,” said that our adventurous spirit distinguishes the commercial character of America. Hamilton knew that our freedom to be creative gave American businesses a competitive advantage over the rest of the world. We believe that Alpine 4 also exemplifies this spirit in our subsidiaries and that our greatest competitive advantage is our highly diverse business structure combined with a culture of collaboration.
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
Facilitators: Facilitators are our “secret sauce.” Facilitators are companies that provide a product or service that an Alpine 4 sister company can use as leverage to create a competitive advantage.
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

Results of Operations
The following are the results of our operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2022.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change

Revenue	$25,592,154	$8,668,405	$16,923,749
Cost of revenue	19,954,697	7,913,786	12,040,911
Gross Profit	5,637,457	754,619	4,882,838

Operating expenses:
General and administrative expenses	9,045,238	5,826,688	3,218,550
Research and development	191,930	—	191,930
Total operating expenses	9,237,168	5,826,688	3,410,480
Loss from operations	(3,599,711)	(5,072,069)	1,472,358

Other income (expenses)
Interest expense	(608,961)	(1,471,723)	862,762
Gain on extinguishment of debt	—	429,540	(429,540)
Other income	32,719	(15,216)	47,935
Total other expenses	(576,242)	(1,057,399)	481,157

Loss before income tax	(4,175,953)	(6,129,468)	1,953,515

Income tax expense	—	—	—

Net loss	$(4,175,953)	$(6,129,468)	$1,953,515
Revenue
Our revenues for the three months ended March 31, 2022, increased by $16,923,749 as compared to the three months ended March 31, 2021. In 2022, the increase in revenue is related to the acquisition of TDI, Alt Labs, and RCA. Revenues for TDI, Alt Labs, and RCA were $2,687,981, $3,824,138, and $9,237,259, respectively.
Cost of revenue
Our cost of revenue for the three months ended March 31, 2022, increased by $12,040,911 as compared to the three months ended March 31, 2021. In 2022, the increase in cost of revenue is related to the acquisition of TDI, Alt Labs, and RCA. Cost of revenue for TDI, Alt Labs, and RCA were $1,844,792, $2,922,659, and $7,052,931, respectively. The net result of the increase in our cost of revenue dollars in comparison to our revenue was an increase in our gross profit percentage from 9% in the first quarter 2021 to 22% in the first quarter 2022.
Operating expenses
Our operating expenses for the three months ended March 31, 2022, increased by $3,410,480 as compared to the three months ended March 31, 2021. The increase is due to the acquisitions of TDI, Alt Labs, and RCA. Operating expenses for TDI, Alt Labs, and RCA were $562,149, $2,118,362, and $2,138,605, respectively.

Other income (expenses)
Other expenses for the three months ended March 31, 2022, decreased by $481,157 as compared to the same period in 2021. This decrease was primarily due the pay off of significant interest-bearing debt.
Liquidity and Capital Resources

We have financed our operations since inception from existing revenue, the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments. In the first quarter of 2021, we raised approximately $55,000,000 through the sale of our common stock in public and private transactions. On November 26, 2021, we completed a direct offering of common stock, raising approximately $22,000,000 in cash.
Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities and improved cash flows from operations including the two acquisitions that closed in May 2021. The Company also secured bank lines of credit totaling $23.5 million in 2022 and 2021 of which $4.2 million was secured in March 2022. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2022.
For a summary of our significant accounting policies, refer to Note 2 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K filed on April 14, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report,

March 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. However, as discussed in our Annual Report for the year ended December 31, 2021, additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes. Management anticipates making significant progress to remediate these areas of material weakness in 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report Fin Capital and Grizzly Research LLC filed motions to dismiss for lack of jurisdiction. The Court has denied Fin Capital’s motion to dismiss and granted Grizzly’s Research motion, however the Court granted the Company until May 12th to file a modification of its complaint order. The Company has filed its response and anticipates the Court to move to dismiss Grizzly Research’s motion to dismiss but the date of such dismissal is unknown as of the date of this report.

In August of 2021 Rob Porter filed a lawsuit in the District Court of Oklahoma Country State of Oklahoma CJ-2021-3421 alleging Unjust Enrichment and Breach of Contract for Class B Shares. In October 2021 the Company responded with its answer denying such claims. In October 2021 the Company also filed a counter claims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit.

In October 2021 the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse CJ-2021-4316, Brian Hobbs CJ-2021-4315, Thomas Karraker CJ-2021-4314 for Unjust Enrichment, and Breach of Contract. On January 19, 2022, the Company filed a response that denied these claims and believes these are frivolous lawsuits. The Company intends to defend vigorously against all of these lawsuits.
Item 1A. RISK FACTORS
Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, includes a detailed discussion of the Company’s risk factors. However, many of the risk factors disclosed in Item 1A of our Annual Report may be further heightened or exacerbated by the impact of the COVID-19 pandemic.
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

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuances in 2022
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

The shares of Class A common stock referenced above that were issued in connection with the acquisition of DTI Services were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company's equity securities were made by the Company or any affiliated purchasers during the quarter ended March 31, 2022.

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

Dated: May 23, 2022

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Larry Zic
Larry Zic
Chief Financial Officer
(Principal Financial Officer)