Form 10-Q
period 2022-06-30
ALPINE 4 HOLDINGS, INC.
filed 2022-08-12
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40913
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2022, the issuer had 178,460,954 shares of its Class A common stock issued and outstanding, 8,548,088 shares of its Class B common stock issued and outstanding and 12,500,200 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2021.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,168,598	$3,715,666
Accounts receivable, net	13,016,990	11,875,176
Inventory, net	25,687,103	25,981,905
Contract assets	1,486,647	877,904
Prepaid expenses and other current assets	2,182,837	1,955,907
Total current assets	46,542,175	44,406,558

Property and equipment, net	20,676,026	28,096,562
Intangible asset, net	35,451,091	36,777,245
Right of use assets, net	9,735,784	1,460,206
Goodwill	21,937,634	21,937,634
Other non-current assets	896,075	357,118

TOTAL ASSETS	$135,238,785	$133,035,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,829,235	$7,744,957
Accrued expenses	6,331,025	5,074,006
Contract liabilities	3,513,283	6,359,449
Line of credit	8,091,942	4,473,489
Notes payable, current portion	3,118,767	5,690,524
Financing lease obligation, current portion	689,804	649,343
Operating lease obligation, current portion	671,371	428,596
Total current liabilities	31,245,427	30,420,364

Notes payable, net of current portion	4,059,272	8,426,105
Line of credit, net of current portion	5,458,338	5,640,051
Financing lease obligations, net of current portion	14,961,856	15,319,467
Operating lease obligations, net of current portion	9,110,746	1,066,562
Deferred tax liability	51,308	51,308

TOTAL LIABILITIES	64,886,947	60,923,857

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at June 30, 2022 and December 31, 2021	5	5
Series C preferred stock; $3.50 stated value; 2,028,572 shares authorized, 0 and 10,149 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series D preferred stock; $3.50 stated value; 1,628,572 shares authorized, 0 and 78,674 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	7
Class A Common stock, $0.0001 par value, 295,000,000 shares authorized, 162,158,324 and 161,798,817 shares issued and outstanding at June 30, 2022 and December 31, 2021	16,219	16,182
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 8,548,088 shares issued and outstanding at June 30, 2022 and December 31, 2021	854	854
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 12,500,200 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	131,684,633	131,293,861
Accumulated deficit	(61,351,123)	(59,200,693)
Total stockholders' equity	70,351,838	72,111,466
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,238,785	$133,035,323
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues, net	$25,271,126	$14,130,730	$50,863,280	$22,540,269
Costs of revenue	18,661,407	10,166,670	38,616,104	17,821,590
Gross profit	6,609,719	3,964,060	12,247,176	4,718,679

Operating expenses:
General and administrative expenses	9,082,997	6,353,075	18,128,235	12,179,763
Research and development	394,835	515,202	586,765	515,202
Total operating expenses	9,477,832	6,868,277	18,715,000	12,694,965
Loss from operations	(2,868,113)	(2,904,217)	(6,467,824)	(7,976,286)

Other income (expenses)
Interest expense	(962,474)	(1,216,587)	(1,571,435)	(2,688,310)
Gain on extinguishment of debt	—	803,079	—	803,079
Gain on forgiveness of debt	—	159,742	—	589,282
Gain on sale of property	5,597,450	—	5,597,450	—
Other income	258,660	30,706	291,379	15,490
Total other income (expenses)	4,893,636	(223,060)	4,317,394	(1,280,459)

Income (loss) before income tax	2,025,523	(3,127,277)	(2,150,430)	(9,256,745)

Income tax	—	—	—	—

Net income (loss)	$2,025,523	$(3,127,277)	$(2,150,430)	$(9,256,745)

Weighted average shares outstanding:
Basic	183,198,579	161,712,406	183,124,480	158,184,050
Diluted	184,190,932	161,712,406	183,124,480	158,184,050

Basic income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.06)

Diluted income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.06)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	5	$5	10,149	$—	78,674	$7	161,798,817	$16,182	8,548,088	$854	12,500,200	$1,250		$131,293,861	$(59,200,693)	$72,111,466
Issuance of shares of common stock for compensation	—	—	—	—	—	—	39,386	4	—	—	—	—		99,248	—	99,252
Conversion of series D preferred stock to Class A	—	—	—	—	(78,674)	(7)	63,907	7	—	—	—	—		—	—	—
Conversion of series C preferred stock to Class A	—	—	(10,149)	—	—	—	8,245	—	—	—	—	—		—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		1,026	—	1,026
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(4,175,953)	(4,175,953)

Balance, March 31, 2022	5	5	—	—	—	—	161,910,355	16,193	8,548,088	854	12,500,200	1,250		131,394,135	(63,376,646)	68,035,791

Issuance of shares of common stock for compensation	—	—	—	—	—	—	171,850	18	—	—	—	—		132,307	—	132,325
Common shares issued for cash	—	—	—	—	—	—	76,119	8	—	—	—	—		55,136	—	55,144
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		103,055	—	103,055
Net income	—	—	—	—	—	—	—	—	—	—	—	—		—	2,025,523	2,025,523

Balance, June 30, 2022	5	$5	—	$—	—	$—	162,158,324	$16,219	8,548,088	$854	12,500,200	$1,250	$—	131,684,633	$(61,351,123)	$70,351,838

Balance, December 31, 2020	5	$5	1,714,286	$171	—	$—	$126,363,158	$12,636	$9,023,088	$902	$14,162,267	$1,417		$30,991,978	$(39,795,401)	$(8,788,292)
Issuance of shares of common stock for cash, net of offering costs	—	—	—	—	—	—	9,857,397	985	—	—	—	—		54,301,997	—	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	702,877	70	—	—	—	—		109,760	—	109,830
Issuance of shares of series D preferred stock for acquisition	—	—	—	—	1,428,570	143	—	—	—	—	—	—		6,653,166	—	6,653,309
Repurchase of class C common stock	—	—	—	—	—	—	—	—	—	—	(45,000)	(5)		(185,845)	—	(185,850)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		19,341	—	19,341
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—		92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(6,129,468)	(6,129,468)

Balance, March 31, 2021	5	5	1,714,286	171	1,428,570	143	136,923,432	13,691	9,023,088	902	14,117,267	1,412		91,982,825	(45,924,869)	46,074,280

Issuance of shares of common stock for acquisitions	—	—	—	—	—	—	643,010	64	—	—	—	—		2,535,007	—	2,535,071
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	5,295,308	534	—	—	—	—		1,419,034	—	1,419,568
Conversions of Class C to Class A	—	—	—	—	—	—	1,617,067	162	—	—	(1,617,067)	(162)		—	—	—
Conversion of Class B to Class A	—	—	—	—	—	—	350,000	35	(350,000)	(35)	—	—		—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		7,988	—	7,988
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(3,127,277)	(3,127,277)
Balance, June 30, 2021	5	$5	1,714,286	$171	1,428,570	$143	144,828,817	$14,486	8,673,088	$867	12,500,200	$1,250		$95,944,854	$(49,052,146)	$46,909,630
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(2,150,430)	$(9,256,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,563,756	1,015,984
Amortization	1,326,154	657,180
Gain on extinguishment of debt	—	(803,079)
Gain on forgiveness of debt	—	(589,282)
Gain on sale of property	(5,597,450)	—
Employee stock compensation	335,658	27,329
Amortization of debt discounts	—	1,436,052
Non-cash lease expense	224,422	210,025
Write off of inventory	71,552	—
Bad debt expense	115,835	—
Changes in current assets and liabilities:
Accounts receivable	(1,257,649)	(2,037,949)
Inventory	223,250	(2,554,413)
Contract assets	(608,743)	(1,144,546)
Prepaid expenses and other assets	(765,887)	(389,719)
Accounts payable	1,084,278	(822,645)
Accrued expenses	1,257,019	1,045,814
Contract liabilities	(2,846,166)	(950,176)
Operating lease liability	(213,041)	(218,087)
Net cash used in operating activities	(7,237,442)	(14,374,257)

INVESTING ACTIVITIES:
Capital expenditures	(756,870)	(317,958)
Proceeds from sale of property	12,454,943	—
Cash paid for acquisition	—	(16,824,000)
Cash assumed in acquisition	—	81,442
Net cash provided by (used) in investing activities	11,698,073	(17,060,516)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	55,144	54,302,982
Proceeds from issuances of notes payable, non-related party	—	15,609
Proceeds from issuances of convertible notes payable	—	408,000
Proceeds from line of credit	24,863,835	—
Repayment of mortgage on property	(4,642,043)	—
Repurchase of common stock	—	(185,850)
Repayments of notes payable, related party	—	(130,831)
Repayments of notes payable, non-related parties	(2,540,390)	(6,992,968)
Repayments of convertible notes payable	—	(1,680,964)
Repayment of line of credit	(21,427,095)	(2,821,033)
Cash paid on financing lease obligations	(317,150)	(345,303)
Net cash provided by (used) in financing activities	(4,007,699)	42,569,642

NET INCREASE IN CASH	452,932	11,134,869

CASH, BEGINNING BALANCE	3,715,666	722,583

CASH, ENDING BALANCE	$4,168,598	$11,857,452

CASH PAID FOR:
Interest	$1,224,984	$1,099,209
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$—	$1,529,398
Common stock issued for acquisition	$—	$2,535,071
ROU asset and operating lease obligation recognized under Topic 842	$8,500,000	$3,689,634
Remeasurement of finance lease liability	$—	$279,287
Equipment purchased on note payable	$243,843	$—
Conversion of series D preferred stock for common stock	$7	$—
Issuance of shares of series D preferred stock for acquisition	$—	$6,653,309
Beneficial conversion feature on convertible notes	$—	$92,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2022
Note 1 – Organization and Basis of Presentation
The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2022. The results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern. While the Company experienced an operating loss for the three months ended June 30, 2022, of $2.9 million this was an improvement over the previous quarters ended March 31, 2022, and December 31, 2021, during which the Company had an operating loss of $3.6 million and $12.4 million, respectively. While the Company had a negative cash flow used in operation of $7.2 million for the six months ended June 30, 2022, it was an improvement over the same period last year, the six months ended June 30, 2021, when the Company had a negative cash flow used in operations of $14.4 million.
As of June 30, 2022, the Company had positive working capital of approximately $15.3 million, which was an increase of $1.3 million compared to December 31, 2021. The Company has secured bank financing totaling $ 23.5 million in lines of credit of which approximately $9.9 million was unused. Likewise, subsequent to June 30, 2022, the Company raised net proceeds of approximately $9,175,000 from the sale of 14,492,754 shares of Class A common stock and the same number of warrants (see Note 9). As of the date of this Report, the Company had approximately $7.4 million in cash.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) combined with improved gross profit performance from the existing operating companies. The Company also may raise funds through debt financing, securing additional lines of credit, and the sale of shares through its planned at-the-market offering.

Based on management’s plans to improve cash flows, as disclosed above management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the Company's ability to continue as a going concern. However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Note 2 – Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2022 and December 31, 2021. Significant intercompany balances and transactions have been eliminated.
Use of estimates
The consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. In many instances, the Company could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives of long-lived assets, reserves for accounts receivable and inventory, valuation allowance for deferred tax assets, fair values assigned to intangible assets acquired, and impairment of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. The ultimate impact from COVID-19 on the Company’s operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond. COVID-19 did have a negative impact on the Company’s financial performance in 2021. Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, the military conflict between Russia and Ukraine is increasing supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond.
Reclassification
Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings and financial position.
Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of June 30, 2022, and December 31, 2021, the Company had no cash equivalents.

Major Customers
The Company had one customer, W.W. Grainger Inc., that made up 10% of accounts receivable as of June 30, 2022. The Company had no customer that made up over 10% of accounts receivable as of December 31, 2021.
For the six months ended June 30, 2022, the Company had one customer, W.W. Grainger Inc., that made up 12% of total revenues. For the six months ended June 30, 2021, the Company had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 15% and 10% of total revenues, respectively.
For the six months ended June 30, 2022, the Company had received 10% of total revenues from prime contractors.
Major Customer by Segment

Manufacturing

As of as of June 30, 2022, the manufacturing segment had one customer, Lighthouse Worldwide Solutions, that made up 29% of accounts receivable. As of December 31, 2021, the manufacturing segment had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 31% and 20%, respectively, of accounts receivable.

For the six months ended June 30, 2022, the manufacturing segment had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 20% and 15%, respectively, of total manufacturing revenues. For the six months ended June 30, 2021, the manufacturing segment had two customers, Rivian Automotive, Inc. and Lighthouse Worldwide Solutions, that made up 34% and 23%, respectively, of total manufacturing revenues.

Construction

As of June 30, 2022, the construction segment had two customers, A. Hattersley & Sons, Inc., and Shambaugh & Sons L.P., that made up 34% and 17%, respectively, of accounts receivable. As of December 31, 2021, the construction segment had two customers, A. Hattersley & Sons, Inc. and Shambaugh & Sons L.P., that made up 25% and 17%, respectively, of accounts receivable.

For the six months ended June 30, 2022, the construction segment had two customers, A. Hattersley & Sons, Inc. Shambaugh & Sons L.P., that made up 22% and 16%, respectively of total construction revenues. For the six months ended June 30, 2021, the construction segment had one customer, A. Hattersley & Sons, Inc., that made up 11% of total construction revenues.

Defense

Of the defense segment, 100% of accounts receivables and revenues were related to prime contractors.

Technologies

In the technologies segment, the Company had one customer, W.W. Grainger Inc., that made up 36% of accounts receivable as of June 30, 2022, and two customers, Direct Supply Inc. and W.W. Grainger Inc., that made up 14% and 30%, respectively, of accounts receivable as of December 31, 2021.

For the six months ended June 30, 2022, the technology segment had one customer, W.W. Grainger Inc., that made up 31% of their total revenues.

Aerospace

As of December 31, 2021, the aerospace segment had one customer, Branch Civil, Inc., that made up 57% of accounts receivable.

For the six months ended June 30, 2022, the aerospace segment had no customer that made up over 10% of total aerospace revenues.
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
The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of June 30, 2022, and December 31, 2021, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis.
Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All cost related to research and development activities are expensed as incurred. During the six months ended June 30, 2022 and 2021, research and development cost totaled $586,765 and $515,202, respectively.
Earnings (loss) per share
The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The only potentially dilutive securities outstanding during the periods presented were options and warrants. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Net Income	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net income (loss)	$2,025,523	183,198,579	$0.01	$(3,127,277)	161,712,406	$(0.02)
Effect of Dilutive Securities
Stock options and warrants	—	992,353	—	—	—	—
Dilute EPS
	$2,025,523	184,190,932	$0.01	$(3,127,277)	161,712,406	$(0.02)

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(2,150,430)	183,124,480	$(0.01)	$(9,256,745)	158,184,050	$(0.06)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
	$(2,150,430)	183,124,480	$(0.01)	$(9,256,745)	158,184,050	$(0.06)
Revenue Recognition
The Company recognizes revenue under ASC Topic 606. Revenue from contract with Customers ("Topic 606"). The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.
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
–allocation of the transaction price to each performance obligation; and
–recognition of revenue only when the Company satisfies each performance obligation.

The following table presents our revenues disaggregated by type for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$7,530,475	$—	$9,255,658	$—	$16,786,133
Sale of services	5,669,259	—	2,472,207	—	343,527	8,484,993
Total revenues	$5,669,259	$7,530,475	$2,472,207	$9,255,658	$343,527	$25,271,126

	Six Months Ended June 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$16,178,570	$—	$19,049,646	$—	$35,228,216
Sale of services	9,725,463	—	5,160,188	—	749,413	15,635,064
Total revenues	$9,725,463	$16,178,570	$5,160,188	$19,049,646	$749,413	$50,863,280

The following table presents our revenues disaggregated by type for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Construction Services	Manufacturing	Defense	Total
Sale of goods	$—	$7,557,404	$—	$7,557,404
Sale of services	5,428,221	—	1,145,105	6,573,326
Total revenues	$5,428,221	$7,557,404	$1,145,105	$14,130,730

	Six Months Ended June 30, 2021
	Construction Services	Manufacturing	Defense	Total
Sale of goods	$—	$11,295,713	$—	$11,295,713
Sale of services	10,099,451	—	1,145,105	11,244,556
Total revenues	$10,099,451	$11,295,713	$1,145,105	$22,540,269

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

As of June 30, 2022, the future minimum finance and operating lease payments were as follows:

Twelve Months Ending June 30,	Finance Leases	Operating Leases
2023	$1,919,067	$1,323,145
2024	1,938,189	1,350,970
2025	1,944,187	1,207,752
2026	1,848,756	862,231
2027	1,890,900	879,476
Thereafter	15,815,312	9,911,924
Total payments	25,356,411	15,535,498
Less: imputed interest	(9,704,751)	(5,753,381)
Total obligation	15,651,660	9,782,117
Less: current portion	(689,804)	(671,371)
Non-current financing leases obligations	$14,961,856	$9,110,746
Operating Leases
The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2022, and December 31, 2021:

	Classification on Balance Sheet	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$9,735,784	$1,460,206
Total lease assets		$9,735,784	$1,460,206

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$671,371	$428,596
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	9,110,746	1,066,562
Total lease liability		$9,782,117	$1,495,158

The lease expense for the six months ended June 30, 2022, was $253,121. The cash paid under operating leases during the six months ended June 30, 2022, was $251,398. At June 30, 2022, the weighted average remaining lease terms were 13.9 years, and the weighted average discount rate was 6.94%.
On June 23, 2022, the Company sold the building at 4740 S. Cleveland Ave. Fort Myers, Florida, for $13,200,000. The Company determined that they transferred control of the building to the buyer, has derecognized the asset, and recognized a gain on the sale of $5,597,450 and paid off the outstanding mortgage of $4,642,043. Under ASC 842 the Company simultaneously entered into a sale leaseback transaction where the building was then leased back for a term of 15 years with monthly rent payments that range from $67,708 to $89,305. The Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $8,500,000 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7%.

Note 4 – Debt
The outstanding balances for the loans as of June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Lines of credit, current portion	$8,091,942	$4,473,489
Equipment loans, current portion	86,173	61,640
Term notes, current portion	3,032,594	5,628,884
Total current	11,210,709	10,164,013
Lines of credit, net of current portion	5,458,338	5,640,051
Long-term portion of equipment loans and term notes	4,059,272	8,426,105
Total notes payable and line of Credit	$20,728,319	$24,230,169
Future scheduled maturities of outstanding debt are as follows:

Twelve Months Ending June 30,
2023	$11,210,709
2024	7,745,512
2025	1,617,748
2026	53,443
2027	35,907
Thereafter	65,000
Total	$20,728,319
In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable (See Note 8). As of June 30, 2022, the note had a balance of $2,857,500 and accrued interest of $1,598,586 which is reflected in current liabilities in the consolidated balance sheets.
During 2022, the Company had four revolving lines of credit in the aggregate of $23.5 million, including one capital expenditures line of credit of $0.5 million. The revolving lines of credit used as of June 30, 2022, totaled $13.6 million with interest rates ranging from prime plus 2.50% - 4.25% and terms ranging from one to two years. As of June 30, 2022, the Company had $9.9 million in additional funds available to borrow. The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. As of the date of this Report, the Company was in compliance with these covenants.
In June 2022, the Company paid the outstanding principal balance of $2,374,061 on three notes payable due to the sellers of Morris Sheet Metal, Corp. that matured during the year.

Note 5 – Stockholders' Equity
Common Stock
The Company had the following transactions in its common stock during the six months ended June 30, 2022:
•In January 2022, the Company issued 72,152 shares of Class A common stock for no additional consideration upon conversion of 10,149 shares of Series C Preferred Stock and 78,674 of Series D Preferred Stock.
•In March 2022, the Company issued 39,386 shares of Class A common stock for services with a value of $99,252.
•On January 13, 2022, the Company amended the Corporation's Amended and Restated Certificate of Incorporation increasing the authorized capital stock from 195,000,000 to 295,000,000.
•On April 29, 2022, the Company issued 171,850 shares of Class A common stock at a value of $132,325 as employee compensation.

•During May and June 2022, the Company issued 76,119 shares of Class A common stock for cash of $55,144 in connection with a registered at-the-market offering (the "ATM Offering").
Stock Options
The following summarizes the stock option activity for the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,790,000	$0.19	6.09	$3,098,055
Granted	2,084,620	0.77
Forfeited	(618,000)	0.30
Exercised	—
Outstanding at June 30, 2022	3,256,620	$0.54	8.43	$697,990

Vested and expected to vest at June 30, 2022	3,256,620	$0.54	8.43	$697,990

Exercisable at June 30, 2022	1,075,125	$0.14	5.87	$634,053
The following table summarizes information about options outstanding and exercisable as of June 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.05	979,000	5.88	$0.05	882,125	$0.05
0.10	85,000	5.78	0.10	85,000	0.10
0.77	2,084,620	9.84	0.77	—	—
0.90	108,000	4.77	0.90	108,000	0.90
	3,256,620			1,075,125
During the six months ended June 30, 2022 and 2021, stock option expense amounted to $104,081 and $27,329, respectively. Unrecognized stock option expense as of June 30, 2022, amounted to $1,483,595, which will be recognized over a period extending through April 2025.
During the six months ended June 30, 2022, the Company issued 2,084,620 options in connection with the Company's Employee Stock Option Plan ("ESOP"). The options have an exercise price of $0.77, vest annually over a three year vesting period and expire on April 29, 2032.
The fair value of the 2,084,620 options issued in connection with the ESOP is $1,586,650, and was determined using the Black-Scholes option pricing model with the following assumptions:

Stock price	$0.77
Risk-free interest rate	2.38%
Expected life of the options	6.25 years
Expected volatility	200%
Expected dividend yield	0%
Warrants
The following summarizes the warrants activity for the six months ended June 30, 2022:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	5,527,778	$3.32	4.62	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding at June 30, 2022	5,527,778	$3.32	4.13	$—

Vested and expected to vest at June 30, 2022	5,527,778	$3.32	4.13	$—

Exercisable at June 30, 2022	5,527,778	$3.32	4.13	$—
The following table summarizes information about warrants outstanding and exercisable as of June 30, 2022:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.60	416,667	2.64	$6.60	416,667	$6.60
2.52	396,825	2.46	2.52	396,825	2.52
3.10	4,285,715	4.40	3.10	4,285,715	3.10
3.08	428,571	4.40	3.08	428,571	3.08
	5,527,778			5,527,778

During the year ended December 31, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock The warrants have an exercise price of $6.60, are exercisable as of August 16, 2021 and expire on February 16, 2025. The Company issued another 428,571 warrants to a placement agent in connection with the sale of its common stock. The warrants have an exercise price of $3.08, are exercisable as of May 26, 2022, and expire November 22, 2026. The Company issued another 396,825 warrants in connection with the RCA acquisition. The warrants have an exercise price of $2.52, were exercisable as of December 9, 2021, and expire December 9, 2024.

The fair value of the 416,667, the 428,571, and the 396,825 warrants issued to the placement agent and RCA sellers during the year ended December 31, 2021, are $2,498,637, $902,414, and $668,863 respectively, and was determined using the Black-Scholes option pricing model with the following assumptions:

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
$20,351,401
The following are the unaudited pro forma results of operations for the three and six months ended June 30, 2021, as if Vayu, TDI, Alt Labs, Identified Technologies, Elecjet, and RCA had been acquired on January 1, 2021. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Sales	$27,419,003	$51,900,467
Cost of goods sold	18,792,686	36,584,402
Gross profit	8,626,317	15,316,065
Operating expenses	9,601,812	18,416,828
Loss from operations	(975,495)	(3,100,763)
Net income (loss)	(1,257,704)	(3,818,063)
Net loss per share	(0.01)	(0.02)
Note 7 – Segment Reporting
The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended June 30, 2022, the Company has reduced its reportable segments to five operating segments as represented by the Company’s five silo companies: A4 Construction Services, Inc.; A4 Manufacturing, Inc.; A4 Technologies, Inc.; A4 Aerospace Corporation; and A4 Defense Systems, Inc. The Company’s reportable segments for the three and six months ended June 30, 2022, and June 30, 2021, and as of June 30, 2022, and December 31, 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Construction Services	$5,669,259	$5,428,221	$9,725,463	$10,099,451
Manufacturing	7,530,475	7,557,404	16,178,570	11,295,713
Defense	2,472,207	1,145,105	5,160,188	1,145,105
Technologies	9,255,658	—	19,049,646	—
Aerospace	343,527	—	749,413	—
	$25,271,126	$14,130,730	$50,863,280	$22,540,269

Gross profit
Construction Services	$165,320	$871,860	$530,152	$714,202
Manufacturing	2,123,788	2,631,982	4,127,957	3,544,259
Defense	1,285,732	460,218	2,128,921	460,218
Technologies	2,858,396	—	4,980,695	—
Aerospace	176,483	—	479,451	—
	$6,609,719	$3,964,060	$12,247,176	$4,718,679

Income (loss) from operations
Construction Services	$(391,838)	$(752,731)	$(1,027,526)	$(2,856,533)
Manufacturing	(435,960)	477,949	(1,089,309)	732,138
Defense	783,704	3,622	1,206,844	3,622
Technologies	401,833	—	691,610	—
Aerospace	(941,161)	(705,398)	(1,792,291)	(2,923,177)
Unallocated	(2,284,691)	(1,927,659)	(4,457,152)	(2,932,336)
	$(2,868,113)	$(2,904,217)	$(6,467,824)	$(7,976,286)

Depreciation and amortization
Construction Services	$304,259	$421,326	$470,663	$754,048
Manufacturing	436,424	416,264	918,111	579,623
Defense	72,090	56,217	144,180	56,217
Technologies	245,852	—	489,565	—
Aerospace	267,087	48,124	549,777	226,368
Unallocated	158,807	8,807	317,614	56,908
	$1,484,519	$950,738	$2,889,910	$1,673,164

Interest Expense
Construction Services	$185,863	$300,634	$350,873	$682,470
Manufacturing	221,505	126,519	351,494	268,875
Defense	—	825	—	825
Technologies	60,431	—	115,248	—
Aerospace	912	—	2,352	—
Unallocated	493,763	788,609	751,468	1,736,140
	$962,474	$1,216,587	$1,571,435	$2,688,310
Net income (loss)
Construction Services	$(577,533)	$(193,937)	$(1,321,875)	$(2,674,205)
Manufacturing	5,130,225	366,412	4,284,460	457,659
Defense	783,704	6,384	1,206,844	6,384
Technologies	337,857	—	572,817	—
Aerospace	(923,204)	(705,407)	(1,758,952)	(2,493,646)
Unallocated	(2,725,526)	(2,600,729)	(5,133,724)	(4,552,937)
	$2,025,523	$(3,127,277)	$(2,150,430)	$(9,256,745)

	As of June 30, 2022	As of December 31, 2021

Total Assets
Construction Services	$18,125,882	$13,985,561
Manufacturing	44,217,346	39,964,186
Defense	10,688,747	11,982,580
Technologies	41,299,819	39,516,284
Aerospace	10,736,511	17,078,926
Unallocated	10,170,480	10,507,786
	$135,238,785	$133,035,323

Goodwill
Construction Services	$113,592	$113,592
Manufacturing	8,036,200	8,036,200
Defense	6,426,786	6,426,786
Technologies	5,447,746	5,447,746
Aerospace	1,913,310	1,913,310
	$21,937,634	$21,937,634

Accounts receivable, net
Construction Services	$4,344,834	$4,193,243
Manufacturing	3,473,169	3,192,030
Defense	1,246,766	1,371,184
Technologies	3,753,021	2,998,945
Aerospace	199,200	119,774
	$13,016,990	$11,875,176
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
Years Ending June 30,

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
In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT. The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). As of the date of this Report, the discovery period had ended but no trial date had been scheduled. A summary judgement motion was filed on December 22, 2021, and was fully briefed and submitted for decision in January 2022. That motion was pending as of the date of this Report.
In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report Fin Capital and Grizzly Research LLC filed motions to dismiss for lack of jurisdiction. The Court has denied Fin Capital’s motion to dismiss and granted the Grizzly Research motion. However, the Court granted the Company until May 12, 2022, to file an amended complaint. The Company subsequently filed its first amended complaint. In June 2022, both Grizzly and Finn moved to dismiss the first amended complaint. As of the date of this Report, those motions were still pending. The Court denied motions of Grizzly and Finn relating to the filing of the joint planning report and and entered the scheduling order. Because the scheduling order is now in place, the Company will be moving forward with discovery.
In August 2021, Rob Porter filed a lawsuit in the District Court of Oklahoma County, State of Oklahoma (CJ-2021-3421), alleging unjust enrichment and breach of contract. In October 2021, the Company filed its answer denying such claims. In October 2021, the Company also filed counterclaims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit. As of the date of this Report, the Company had agreed on a scheduling order with counsel for Mr. Porter, and the Company was participating in discovery.
In October 2021, the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and breach of contract. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 37,500 shares of Class A Common stock. A stipulated motion to sever Mr. Morses's case from those of Messrs. Hobbs and Karraker has been sent to counsel for Mr. Morse for approval and filing with the court. In July 2022, Mr. Hobbs also expressed interest in settling his claims on similar terms. Negotiations with Mr. Hobbs were ongoing as of the date of this Report. As of the date of this Report, Mr. Karraker's lawsuit was proceeding.

Note 9 – Subsequent Events
In July 2022, the Company sold 14,492,754 shares of Class A common stock and 14,492,754 warrants to certain investors, under a registered direct offering, for net proceeds of $9,175,000. The warrants have an exercise price of $0.69 per share and a term of 5 years.
In July 2022, the Company issued 60,600 shares of Class A common stock for cash of $40,910 in connection with its ATM offering.
In July 2022, the Company's subsidiary ElecJet paid a license fee of $250,000 and a follow up $300,000 fee in conjunction with the development of its AX-03 solid state battery.
In August 2022, certain investors exercised 1,449,276 warrants for cash proceeds of approximately $1,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the six months ended June 30, 2022, included under Item 1 – Financial Statements in this Quarterly Report, and our audited Financial Statements and notes thereto for the year ended December 31, 2021, contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.
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

Results of Operations
The following are the results of our operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change

Revenue	$25,271,126	$14,130,730	$11,140,396
Cost of revenue	18,661,407	10,166,670	8,494,737
Gross Profit	6,609,719	3,964,060	2,645,659

Operating expenses:
General and administrative expenses	9,082,997	6,353,075	2,729,922
Research and development	394,835	515,202	(120,367)
Total operating expenses	9,477,832	6,868,277	2,609,555
Loss from operations	(2,868,113)	(2,904,217)	36,104

Other income (expenses)
Interest expense	(962,474)	(1,216,587)	254,113
Gain on extinguishment of debt	—	803,079	(803,079)
Gain on forgiveness of debt	—	159,742	(159,742)
Gain on sale of property	5,597,450	—	5,597,450
Other income	258,660	30,706	227,954
Total other income (expenses)	4,893,636	(223,060)	5,116,696

Income (loss) before income tax	2,025,523	(3,127,277)	5,152,800

Income tax expense	—	—	—

Net income (loss)	$2,025,523	$(3,127,277)	$5,152,800
Revenue
Our revenues for the three months ended June 30, 2022, increased by $11,140,396 as compared to the three months ended June 30, 2021. In 2022, the increase in revenue is related to the acquisition of TDI, Alt Labs, and RCA. Revenues for TDI, Alt Labs, and RCA were $2,472,208, $2,958,885, and $8,910,276, respectively.
Cost of revenue
Our cost of revenue for the three months ended June 30, 2022, increased by $8,494,737 as compared to the three months ended June 30, 2021. In 2022, the increase in cost of revenue is related to the acquisition of TDI, Alt Labs, and RCA. Cost of revenue for TDI, Alt Labs, and RCA were $1,186,475, $2,100,888, and $6,302,827, respectively.
Operating expenses
Our operating expenses for the three months ended June 30, 2022, increased by $2,609,555 as compared to the three months ended June 30, 2021. The increase is due to the acquisitions of TDI, Alt Labs, and RCA. Operating expenses for TDI, Alt Labs, and RCA were $922,077, $1,489,658, and $1,974,712, respectively.

Other income (expenses)
Other income for the three months ended June 30, 2022, increased by $5,116,696 as compared to the same period in 2021. This increase was primarily due the sale of the Alt Labs building in Fort Meyers, Florida.
The following are the results of our operations for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change

Revenue	$50,863,280	$22,540,269	$28,323,011
Cost of revenue	38,616,104	17,821,590	20,794,514
Gross Profit	12,247,176	4,718,679	7,528,497

Operating expenses:
General and administrative expenses	18,128,235	12,179,763	5,948,472
Research and development	586,765	515,202	71,563
Total operating expenses	18,715,000	12,694,965	6,020,035
Loss from operations	(6,467,824)	(7,976,286)	1,508,462

Other income (expenses)
Interest expense	(1,571,435)	(2,688,310)	1,116,875
Gain on extinguishment of debt	—	803,079	(803,079)
Gain on forgiveness of debt	—	589,282	(589,282)
Gain on sale of property	5,597,450	—	5,597,450
Other income	291,379	15,490	275,889
Total other expenses	4,317,394	(1,280,459)	5,597,853

Loss before income tax	(2,150,430)	(9,256,745)	7,106,315

Income tax expense	—	—	—

Net loss	$(2,150,430)	$(9,256,745)	$7,106,315
Revenue
Our revenues for the six months ended June 30, 2022, increased by $28,323,011 as compared to the six months ended June 30, 2021. In 2022, the increase in revenue is related to the acquisition of TDI, Alt Labs, and RCA. Revenues for TDI, Alt Labs, and RCA were $5,160,188, $6,783,023, and $18,147,535, respectively.
Cost of revenue
Our cost of revenue for the six months ended June 30, 2022, increased by $20,794,514 as compared to the six months ended June 30, 2021. In 2022, the increase in cost of revenue is related to the acquisition of TDI, Alt Labs, and RCA. Cost of revenue for TDI, Alt Labs, and RCA were $3,031,267, $5,023,547, and $13,354,108, respectively. The net result of the increase in our cost of revenue dollars in comparison to our revenue was an increase in our gross profit percentage from 21% during the first six months ended June 30, 2021 to 24% in the first six months ended June 30, 2022.

Operating expenses
Our operating expenses for the six months ended June 30, 2022, increased by $6,020,035 as compared to the six months ended June 30, 2021. The increase is due to the acquisitions of TDI, Alt Labs, and RCA. Operating expenses for TDI, Alt Labs, and RCA were $922,077, $3,378,620, and $3,564,917, respectively.
Other income (expenses)
Other income for the six months ended June 30, 2022, increased by $5,597,853 as compared to the same period in 2021. This increase was primarily due the sale of the Alt Labs building in Fort Meyers, Florida.
Liquidity and Capital Resources

We have financed our operations since inception from existing revenue, the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments. In the first quarter of 2021, we raised approximately $55,000,000 through the sale of our common stock in public and private transactions. On November 26, 2021, we completed a registered direct offering of common stock, raising approximately $22,000,000 in cash. The Company received net proceeds of $7.6 million from the sale of property on June 23, 2022. The Company raised $10 million in gross proceeds from the sale of 14,492,754 shares of Class A Common Stock and warrants to purchase 14,492,754 shared in a registered direct public offering that closed on July 13, 2022, the details of which are outlined in a Current Report on form 8-K filed by the Company on July 13, 2022. In August 2022, certain investors in the ATM Offering executed 1,449,276 warrants at an exercise price of $0.69 for cash proceeds to the Company of $1,000,000.
Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities and improved cash flows from operations including the six acquisitions that closed in 2021. The Company also secured bank lines of credit totaling $23.5 in 2022 and 2021 of which $4.2 million was secured in March 2022. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2022.
For a summary of our significant accounting policies, refer to Note 2 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K filed on April 14, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. However, as discussed in our Annual Report for the year ended December 31, 2021, additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes. Management anticipates making significant progress to remediate these areas of material weakness in 2022 and has engaged a third party specialty management consultant firm to help facilitate the process.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
In August 2020, the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon Well Testing LLC (“HWT”) dba Venture West Energy Services, LLC. The Company brought claims for breach of contract, including but not limited to breaches of the seller’s representations and warranties in the purchase agreement in connection with the acquisition of HWT. The defendant answered and counterclaimed, claiming breach by the Company of its obligation to issue a promissory note (to be issued in connection with the acquisition of HWT). As of the date of this Report, the discovery period had ended but no trial date had been scheduled. A summary judgement motion was filed on December 22, 2021, and was fully briefed and submitted for decision in January 2022. That motion was pending as of the date of this Report.
In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report Fin Capital and Grizzly Research LLC filed motions to dismiss for lack of jurisdiction. The Court has denied Fin Capital’s motion to dismiss and granted the Grizzly Research motion. However, the Court granted the Company until May 12, 2022, to file an amended complaint. The Company subsequently filed its first amended complaint. In June 2022, both Grizzly and Finn moved to dismiss the first amended complaint. As of the date of this Report, those motions were still pending. The Court denied motions of Grizzly and Finn relating to the filing of the joint planning report and and entered the scheduling order. Because the scheduling order is now in place, the Company will be moving forward with discovery.
In August of 2021 Rob Porter filed a lawsuit in the District Court of Oklahoma Country State of Oklahoma (CJ-2021-3421) alleging unjust enrichment and breach of contract for Class B Shares. In October 2021, the Company filed its answer denying such claims. In October 2021, the Company also filed counterclaims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit. As of the date of this Report, the Company had agreed on a scheduling order with counsel for Mr. Porter, and the Company was participating in discovery.
In October 2021, the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and breach of contract. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 37,500 shares of Class A Common stock. A stipulated motion to sever Mr. Morses's case from those of Messrs. Hobbs and Karraker has been sent to counsel for Mr. Morse for approval and filing with the court. In July 2022, Mr. Hobbs also expressed interest in settling his claims on similar terms. Negotiations with Mr. Hobbs were ongoing as of the date of this Report. As of the date of this Report, Mr. Karraker's lawsuit was proceeding.

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

The shares of Class A common stock referenced above were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company's equity securities were made by the Company or any affiliated purchasers during the six months ended June 30, 2022.

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

10.12	Form of Sales Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed March 9, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*
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

Dated: August 11, 2022

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Larry Zic
Larry Zic
Chief Financial Officer
(Principal Financial Officer)