Form 10-K/A
period 2021-12-31
ALPINE 4 HOLDINGS, INC.
filed 2023-03-17
CIK 1606698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the ExchangeAct.                                                  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Alpine 4 Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2022, to amend and restate the Original Form 10-K as further described below.

Restatement Background

In the third quarter of 2022, the Company identified errors in the accounting for income taxes related to the deferred tax liabilities for certain acquisitions the Company made in 2020 and 2021, the classification of the Series C and Series D preferred shares issued in connection with these acquisitions, errors in the valuation of certain assets acquired for one of the acquisitions in 2021, and errors in the recording of forgiveness of PPP loans that were assumed as part of certain acquisitions in 2020 and 2021.
As a result of the foregoing, upon completion of the materiality study on November 17th, 2022, the Company's Board of Directors concluded that the December 31, 2020, financial statements in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020, the financial statements in the Quarterly Reports on Form 10-Q as of and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, and the December 31, 2021 financial statements in the Original Form 10-K should no longer be relied upon.

Accordingly, on November 18, 2022, the Company announced that it would restate its financial statements for the above-mentioned periods to correct such errors in this Form 10-K/A.

The following items included in the Original Form 10-K are amended by this Amendment:

–Part I, Item 1A. Risk Factors
–Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
–Part II, Item 8. Financial Statements and Supplementary Data
–Part II Item 9A. Controls and Procedures
–Part IV Items 15. Exhibits and Financial Statement Schedules

The particulars of the misstatements and their effect on the Company’s financials are summarized in Note 2 to the financial statements.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2020 and 2021 restatement described above. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restated financial statements. as discussed above. However, as noted, this Form 10-K/A does not otherwise update or modify disclosures in the Original Form 10-K that are not related to the restated financial statements. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

ALPINE 4 HOLDINGS, INC.
FISCAL YEAR ENDED DECEMBER 31, 2021
ANNUAL REPORT ON FORM 10-K

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
–history of operating losses, our ability to develop and implement our business strategies and grow our business:
–our ability to execute our strategy and business plan regarding growth, acquisitions, and focusing on our strategy of Drivers, Stabilizers, and Facilitators;
–the success, progress, timing and costs of our efforts to evaluate or consummate various strategic acquisitions, collaborations, and other alternatives if in the best interests of our stockholders;
–our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;
–the potential, if any, for future development of any of our present or future products;
–our ability to identify and develop additional uses for our products;
–our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;
–the ability of our Board of Directors to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction; and
–the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.
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
Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-

looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
–JTD Spiral, Inc.;
–Excel Construction Services, LLC;
–SPECTRUMebos, Inc.;
–Vayu (US), Inc.;
–Thermal Dynamics International, Inc.;
–Alternative Laboratories, LLC.;
–Identified Technologies, Corp;
–ElecJet, Corp.;
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

Alpine 4 maintains our corporate office located at 2525 E. Arizona Biltmore Circle, Suite 237, Phoenix, Arizona 85016. ALTIA works out of the headquarters offices. QCA rents a location at 1709 Junction Court #380 San Jose, California 95112. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Vayu (US) has its headquarters at 3753 Plaza Drive, Ann Arbor, Michigan 48108. The headquarters for TDI are located at 14955 Technology Ct, Fort Myers, Florida 33912. Alt Labs has its headquarters at 4740 S. Cleveland Ave. Fort Myers, Florida 33907. The Identified Technologies Corporation headquarters are located at 6401 Penn Ave, Suite 211, Pittsburgh, Pennsylvania 15206. ElecJet has its headquarters at 2525 E. Arizona Biltmore Cir. Suite 237, Phoenix, Arizona 85016. RCA Commercial Electronics has its headquarters at 5935 W 84th St, Indianapolis, Indiana 46278. Global Autonomous Corporation has its offices at 2525 E Arizona Biltmore Circle, Suite 237, Phoenix Arizona 85016.

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

As noted above, in 2021, the Company, either directly or through subsidiaries entered into the following acquisition and merger transactions:

–In May 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics;

–In May 2021, the Company acquired all of the outstanding membership interests of KAI Enterprises, LLC, a Florida limited liability company, the sole asset of which was all of the outstanding membership interests of Alt Labs;
–In June 2021, the Company announced the combination of its subsidiaries Impossible Aerospace (“IA”) and Vayu (US) (“Vayu US”) to become Vayu Aerospace Corporation (“VAYU”);
–In October 2021, the Company, and the Company’s subsidiary, A4 Aerospace, Inc., a Delaware corporation, entered into a Stock Purchase Agreement with Identified Technologies;
–In November 2021, the Company, and AC3 entered into a merger agreement with ElecJet;
–In December 2021, the Company, and A4 Technologies entered into a Membership Interest Purchase Agreement with DTI, Direct Tech, PMI, Continu.Us, Solas Ray, and their individual owners to acquire all of the outstanding membership interests of RCA; and
–In January 2022, the Company formed Global Autonomous Corporation with several key employee and consultants. The Company owns 71.43%
As of the date of this Report, the Company was exploring additional acquisition and merger transactions, and additional information will be provided if and when such transactions are either binding or closed.
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
As of the date of the filing of this Annual Report, our subsidiaries and product groups consisted of the following:
Subsidiaries & Product Groups
As of the date of the filing of this Report, we had the following subsidiaries and product groups:
•ALTIA, LLC is an automotive technology company with several core product offerings:
–6th Sense Auto is a connected car technology that provides a distinctive and powerful advantage to management, sales, finance and service departments at automotive dealerships in order to increase productivity, profitability and customer retention. 6th Sense Auto uses disruptive technology to improve inventory management, reduce costs, increase sales, and enhance service.
–BrakeActive™ is a safety device that can improve a vehicle’s third brake light’s ability to greatly reduce or prevent a rear end collision by as much as 40%. According to a National Highway Traffic Safety Administration report issued in 2010, rear end collisions could be reduced by 90% if trailing vehicles had one additional second to react. The Company’s new programmable technology and device aims to provide this additional reaction time to trailing vehicles.
•Quality Circuit Assembly (“QCA”) - Since 1988, QCA has been providing electronic contract manufacturing solutions delivered to its customers via strategic business partnerships. Our abilities encompass a wide variety of skills, beginning with prototype development and culminating in the ongoing manufacturing of a complete product or assembly. Turnkey solutions are tailored around each customer's specific requirements.  Conveniently located in San Jose, California, with close proximity to San Jose airport and all major carriers, QCA’s primary aim is to provide contract-manufacturing solutions to market leading companies within the industrial, scientific, instrumentation, military, medical and green industries.
•American Precision Fabricators (“APF”) – Based in Fort Smith, Arkansas, APF was a sheet metal fabricator that provided American made fabricated metal parts, assemblies and sub-assemblies to Original Equipment Manufacturers (“OEM”). The Company supplied several industries with fabricated parts that it created in-house.  It offered several production capabilities with its state-of-the-art machinery. As of August 31, 2020 APF has ceased operations.
•Morris Sheet Metal FW (“MSM FW”) – Based in Fort Wayne, Indiana, MSM is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•JTD Spiral (“JTD”) -  Based in Fort Wayne, Indiana, JTD is a sister company to MSM and provides specialized spiral duct work to MSM clientele.
•Deluxe Sheet Metal, Inc (“DLX”) – Based in South Bend, Indiana, DLX is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more. In 2021, DLX merged its operations into MSM FW becoming MSM-SB.
•Excel Fabrication, LLC (name subsequently changed to Excel Construction Services) (“EXL”) –Based in Twin Falls, Idaho, EXL is an industrial service with customers in the Food, Beverage, Dairy, Mining, Petrochemical, Mineral, and Ammonia Refrigeration. EXL’s capabilities include a vast amount of field work including new fabrication, design build, installation, repairs, service, maintenance, turn arounds, down days planned or unplanned with quick and responsive teams for most any items required by the customer needs and demands.
•Impossible Aerospace (“IA”) builds high performance electric aircraft. Founded in 2016 by former Tesla engineer Spencer Gore, IA unveiled its US-1 aircraft in 2018, unique for its long endurance and US origin. At the time the company was backed by Bessemer Venture Partners, Eclipse Venture, and Airbus Ventures. IA is committed advancement of cutting edge airframes such as the US-1 and the upcoming US-2 which will be powered by Solid State Batteries from its sister company ElecJet. The IA team consists of experts in aviation, engineering, advanced imaging and law enforcement and come from some of the most progressive companies in the US including SpaceX, Tesla, NASA, FLIR Systems and Icon Aircraft. IA was merged into Vayu on January 7, 2022 and is operating at the Vayu location. The Company was renamed to Vayu Aerospace Corporation.
•Vayu Aerospace Corporation formally Vayu (US), Inc. (“Vayu”), has as its mission to solve the hardest and most critical logistics challenges, anywhere in the world. Vayu aims to set the standard and lead the market in safe, reliable, and affordable vertical take-off and landing (“VTOL”) aircraft. Vayu focuses on four key areas: medical, logistics, energy, and disaster relief.
–Medical – From blood products for transfusion and time-sensitive anti-venoms, to critical medications, vaccines, and surgical supplies, Vayu’s drones deliver vital supplies --anywhere, anytime. Vayu’s drone not only brings precious cargo to remote areas, but it can also pick up medical products, such as lab samples, and return them to a central laboratory for testing.
–Logistics - Mail. Spare parts. Consumer electronics. Time-sensitive documents. These are just a few examples of the use cases where Vayu’s vehicle can play a critical role. Delivery from hub-to-hub or to the ‘last mile’. Vayu’s vehicle can both decrease costs, due to its fuel efficiency and autonomous capability -- and increase market share.
–Energy – Vayu’s drone can reach open-pit mines and offshore oil platforms. By transporting spare parts, or other commodities, Vayu’s vehicle can save a company from down-time and high costs of on-site stocking, while avoiding more costly forms of transportation.
–Disaster Relief – In times of crisis, when infrastructure is compromised, Vayu’s drones can reach areas otherwise completely inaccessible. Whether it’s after an earthquake, hurricane, or flooding, Vayu’s drones can take off and land anywhere, and reach populations in need.
–As noted above, in June 2021, the Company announced the combination of IA and Vayu to become Vayu Aerospace Corporation (“VAYU”)
•Alternative Laboratories (“Alt Labs”) - Based in Fort Meyers, Florida, Alt Labs operates as a contract manufacturer of dietary and nutritional supplements.

•Thermal Dynamics International, Inc. (“TDI”) is an international contracting, fabricator, and project management services company. TDI's primary client is the United States Federal Government, including the Department of Defense and Department of State. TDI specializes in managing complex projects, assets and infrastructure for its customers, including support and services for the engineering, design, logistics and installation of HVAC, Control and Electrical systems in government facilities outside the United States.

•Identified Technologies - Based in Pittsburgh, Pennsylvania, provides geospatial and 3D data to customers in Construction, Oil/Gas, Mining, and Quarries. Users capture the raw data on site with small Unmanned Aerial Systems and use automated software to convert the raw imagery to geospatial data. Identified can both enable customers to deploy their own drone departments, and deploy certified pilots to capture the data as a service.

•ElecJet - Based in Phoenix, Arizona, ElecJet operates as a manufacturer of electronic components, a research and development company for graphene batteries.

•DTI Services Limited Liability Company, and Affiliates (collectively referred to as the “RCA”) is engaged in the design, manufacture and wholesale distribution of commercial LED lighting and electronics such as televisions, mounting solutions, projectors and screens, audio equipment, digital signage, mobile audio and video systems, and all wire and connecting products throughout the United States of America.

–In January 2022, the Company announced the formation of RCA Batteries Corporation (RCA Batteries), a joint venture between RCA Commercial and Elecjet. RCA Batteries will reside under the Company’s subsidiary RCA Commercial and will operate as the manufacturer and distributor of the ElecJet family of graphene batteries.
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

The AX-01 is an ultra-safe version that can withstand a variety of survivability use cases. The AX-01 has a slightly different material composition that enables its amazing survivability characteristics. The BIC confirmed that the AX-01 withstood being punctured, then folded, and finally crumpled while still holding a charge. The cell was then put through a temperature destruction test where the cell survived to a temperature of 410 degrees Fahrenheit (210 degrees Celsius). Details of the tests are described below:

–Nail Puncture Test: The AX-01 was punctured by a 3mm diameter nail. The nail was left inside the battery, purposely causing the battery to short, of which it did for over an hour while being suspended in the air. The battery's temperature fluctuated but would hover at around 98.6°F (37°C) near the end of the hour with a maximum measured temperature of 101.76°F (38.76°C). Subsequently, the battery was lowered back on to the metal surface for the nail to be removed and the battery quickly returned to room temperature. One amazing feature of the battery was that during the entirety of the test, the AX-01 was holding voltage and remained functional. Note: Traditional lithium batteries typically would instantly catch on fire and go into thermal runaway the moment the battery was punctured.

–Fold/Crumple Test: After the puncture test, the AX-01 was folded over its long side (AX-01 is a long rectangular shape) by a mechanical actuator. After it was folded to the point that both ends were touching each other, the battery was attempted to be folded over again by its short side. After being folded with as much force as the mechanical actuator could press out, the battery remained functional throughout the entire process and remained at room temperature. Note: Standard lithium batteries would normally catch on fire after being folded at even a small angle.

–Thermal Heat Test: The battery was placed in an oven and the oven would slowly and constantly increase in temperature to test the battery's heat exposure breaking point. The temperature of the battery was brought up to 428°F (220°C) before thermal runaway occurred creating a new BIC record. Once the battery eventually caught fire, the fire was unlike other thermal runaways where a battery spews a stream of fire from a concentrated point, but rather was much more contained to the surface area across the battery. Note: Typical lithium batteries would have a thermal runaway at 266°F (130°C) and the previous highest recorded temperature before thermal runaway on cells of similar capacity, with fielded chemistries, at the BIC was 302°F (150°C).

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

Summary of our Risk Factors

We face numerous risks that could materially affect our business, results of operations or financial condition. The most significant of these risks include the following:

–The global supply chain is an issue for many companies in the global business environment as well as it is for Alpine 4. These constraints affected the company in 2021 and may affect our ability to deliver our products on time in 2022.

–Alpine 4 is an "emerging growth company," and the reduced disclosure requirements applicable to "emerging growth companies" could make our Class A common stock less attractive to investors
.
–Growth and development of operations will depend on the acceptance of Alpine 4's proposed businesses. If Alpine 4's products are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate future revenues, which would result in a failure of the business and a loss of the value of your investment.

–If demand for the products Alpine 4 plans to offer slows, then its business would be materially affected, which could result in the loss of your entire investment.

–Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

–If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

–Alpine 4 stockholders may have difficulty in reselling their shares due to the limited public market or state Blue Sky laws.

–The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economies, which has impacted the business, activities, and operations of our customers, as well as our business and operations. Additionally, through 2021, the U.S. and other economies have been impacted by supply chain disruptions, labor shortages and high inflation, all of which may have a negative impact on our business and operations.

–Our existing debt levels may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.

–Growth and development of operations will depend on the growth in our acquisition model and from organic growth from our subsidiaries’ businesses. If we cannot find desirable acquisition candidates, we may not be able to generate growth with future revenues.

–We face risks related to COVID-19 which have significantly disrupted our manufacturing, research and development, operations, sales and financial results, and could continue to do so for the foreseeable future.

–Should we fail to comply with the minimum listing standards applicable to issuers listed on The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market.

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

Alpine 4's executive officers have limited experience being officers of a public company. It may be time consuming, difficult and costly for us to continue to develop, implement, and update the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.
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
As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:
–the potential failure to achieve the expected benefits of the combination or acquisition;
–difficulties in and the cost of integrating operations, technologies, services and personnel;
–diversion of financial and managerial resources from existing operations;
–risk of entering new markets in which we have little or no experience;
–potential write-offs of acquired assets or investments;
–potential loss of key employees;

–inability to generate sufficient revenue to offset acquisition or investment costs;
–the inability to maintain relationships with customers and partners of the acquired business;
–the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our established brand;
–potential unknown liabilities associated with the acquired businesses;
–unanticipated expenses related to acquired technology and its integration into existing technology;
–negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;
–the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and
–challenges caused by distance, language and cultural differences.
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

Alpine 4 is relying on a small number of key individuals, which the Company has increased during 2021, to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary, Jeff Hail, our Chief Operating Officer, Larry Zic, our Chief Financial Officer, and SaVonnah Osmanski, our VP/Corporate Controller. Mr. Wilson serves full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy. In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson and the executive team. If Mr. Wilson or any member of the executive team chooses not to serve as an officer or if Mr. Wilson or any member of the executive team is unable to perform his or her duties, this could have an adverse effect on Company business operations, financial condition and operating results, especially if we are unable to replace Mr. Wilson or Mr. Hail with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.
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
Successful implementation of our business strategy depends on our being able to acquire additional businesses and grow our existing subsidiaries, as well as on factors specific to the industries in which our subsidiaries operate, and the state of the financial industry and numerous other factors that may be beyond our control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:
•The competitive environment in the industries in which our subsidiaries operate that may force us to reduce prices below the optimal pricing level or increase promotional spending;
•Our ability to anticipate changes in consumer preferences and to meet customers' needs for our products in a timely cost-effective manner; and
•Our ability to establish, maintain and eventually grow market share in these competitive environments.
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
Our ability to execute our business plan also depends on other factors, including:
•ability to keep satisfied vendor relationships
•hiring and training qualified personnel in local markets;
•managing marketing and development costs at affordable levels;
•cost and availability of labor;
•the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and
•securing required governmental approvals in a timely manner when necessary.

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
As of December 31, 2021, we had total debt of approximately $63 million. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; and (iii) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions. If we fail to satisfy our obligations under our outstanding debt, an event of default could result that could cause some or all of our debt to become due and payable.

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
The market price for our Class A common stock is likely to be volatile, in part because of the volume of trades of our Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:
•announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;
•regulatory or legal developments in the United States and other countries;
•fluctuations in stock market prices and trading volumes of similar companies;
•general market conditions and overall fluctuations in U.S. equity markets;
•social and economic impacts resulting from the global COVID-19 pandemic;
•variations in our quarterly operating results;
•changes in our financial guidance or securities analysts' estimates of our financial performance;
•changes in accounting principles;
•our ability to raise additional capital and the terms on which we can raise it;
•sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•additions or departures of key personnel;
•discussion of us or our stock price by the press and by online investor communities; and
•other risks and uncertainties described in these risk factors.

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
The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
–announcements of technological innovations or new products by us or our competitors;
–developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
–developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
–actual or anticipated fluctuations in our operating results;
–changes in financial estimates or recommendations by securities analysts;
–developments involving corporate collaborators, if any;

–changes in accounting principles; and
–the loss of any of our key management personnel.
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
Vayu (US) has its headquarters at 3753 Plaza Drive, Ann Arbor, Michigan 48108. The monthly rent obligation is approximately $9,600.
Alt Labs owns the building of its headquarters at 4740 S Cleveland Ave, Fort Myers, Florida 33907. The monthly mortgage is approximately $25,000

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

On December 9, 2021, in connection with the acquisition of DTI Services Limited Liability Company, the Company issued 1,587,301 shares of its Class A Common Stock and 396,825 warrant shares.

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

Results of Operations
The following are the results of our operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change

Revenues, net	$51,640,813	$33,454,349	$18,186,464
Costs of revenue	43,942,815	28,090,722	15,852,093
Gross Profit	7,697,998	5,363,627	2,334,371

Operating expenses:
General and administrative expenses	27,987,920	9,695,891	18,292,029
Research and development	1,464,918	—	1,464,918
Impairment loss of intangible asset and goodwill	367,519	1,561,600	(1,194,081)
Total operating expenses	29,820,357	11,257,491	18,562,866
Loss from operations	(22,122,359)	(5,893,864)	(16,228,495)

Other income (expenses)
Interest expense	(3,289,233)	(5,463,597)	2,174,364
Change in value of derivative liabilities	—	2,298,609	(2,298,609)
Gain on extinguishment of debt	803,079	344,704	458,375
Gain on forgiveness of debt	3,896,108	—	3,896,108
Impairment loss on equity investment	(1,350,000)	—	(1,350,000)
Change in fair value of contingent consideration	—	500,000	(500,000)
Other income	635,526	71,224	564,302
Total other income (expenses)	695,480	(2,249,060)	2,944,540

Loss before income tax	(21,426,879)	(8,142,924)	(13,283,955)

Income tax benefit	(1,943,741)	(495,076)	(1,448,665)

Net loss	$(19,483,138)	$(7,647,848)	$(11,835,290)
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
Operating expenses
Our operating expenses for the year ended December 31, 2021, increased by $18,562,866 as compared to the year ended December 31, 2020.  The increase is a result of $6,777,081 related to Alt Labs; $1,356,518 related to TDI; $1,800,000 related to the repurchase of restricted stock units in March 2021; and $2,216,333 related to Vayu US (acquired in February 2021).

Other income (expenses)
Other expenses for the year ended December 31, 2021, decreased by $2,944,540 as compared to the same period in 2020.  This decrease was primarily due to the gain on forgiveness of debt.
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
In April and May 2020, the Company received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,108. During the year ended December 31, 2021, the Company also acquired four loans with a book value totaling $1,799,725 due to acquisitions, and fair value of $65,000 at the time of acquisitions. The loans had terms of 24 months and accrued interest at 1% per annum. The Company paid $88,160 for the loan assumed in connection with the IA acquisition, and the remaining $356,690 was forgiven. The remaining ten loans were forgiven in whole as provided in the CARES Act during the year ended December 31, 2021. The Company also assumed an Economic Injury Disaster Loan (EIDL) in connection with the Vayu acquisition, which was still outstanding as of December 31, 2021.

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
Liquidity Outlook (As Restated)

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

While the Company experienced a loss for the year ended December 31, 2021, of $19.5 million, and had a negative cash flow used in operations, there were several significant one-time / non-recurring items included in the $19.5 million net loss. These non-recurring items totaled $8.4 million, consisting of $612 thousand in new acquisitions expenses captured in professional fees, and other costs, $1.8 million for repurchase of restricted stock units, $3.0 million in write off of accounts receivables, $367 thousand in write off of intangibles and goodwill, $1.2 million to management for bonuses, and $1.4 million for a loss on equity investment.

The Company received a total of approximately $76.4 million in 2021 in the following two transactions:

–The Company raised approximately $67.1 million in net proceeds in connection with a registered direct offering of its stock and;
–The Company raised approximately $9.3 million in net proceeds in connection with an equity line of credit financing arrangement.

As of December 31, 2021, the Company has positive working capital of $12.4 million. The Company has also secured bank financing totaling $18.8 million ($18.3 million in Lines of Credit and $0.5 million in capital expenditures lines of credit availability) of which $6.4 million was unused at December 31, 2021.

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
Intangible Assets
The Company uses a third party specialty valuation firm to value its intangible assets acquired in its business combination and asset acquisitions. The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between one and fifteen years as follows:

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
For a summary of our significant accounting policies, refer to Note 3 of our consolidated financial statements included under “Item 8 – Financial Statements and Supplementary Data” in this Form 10-K.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for Smaller Reporting Companies.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. However, we have improved our level of disclosure controls and procedures throughout 2021. As a result of the restatements presented in the financial statements of this Form 10-K/A, management concluded that there was an additional material weakness in the Company’s disclosure controls and procedures, as discussed below.
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
3. Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—2013 Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2021 due to material weaknesses related to lack of segregation of duties and inadequate controls and monitoring processes over financial reporting. In connection with the preparation of the restatements presented in Note 2 to the financial statements, the Company identified an additional material weakness in that we did not have in place the appropriate policies and procedures surrounding purchase accounting, accounting for deferred taxes and complex financial instruments. It was determined these material weaknesses had not been remediated as of December 31, 2021. The Company is committed to remediating its material weakness as promptly as possible.

Additional staff have been hired to address the issue of segregation of duties and the controls and monitoring processes. The Company is also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third party specialty management consultant firm to help facilitate the process. The Company has engaged a tax specialist CPA Firm to ensure tax provisions are being calculated timely and accurately.
This Annual Report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.
4. Inherent Limitations on Effectiveness of Controls
Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2021.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.   OTHER INFORMATION
None.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Board Member/Position	Committee Assigned
Kent B. Wilson	49	Director	None
Charles Winters	45	Director	None
Ian Kantrowitz	42	Director	None
Gerry Garcia****	41	Chairwoman	AUD; Comp; NCG
Edmond Lew	43	Director	AUD; Comp; NCG
Christophe Jeunot	50	Director	AUD; Comp
Jonathan Withem	33	Director	AUD; Comp
Mike Loyd**	45	Director	AUD*
Andrew Call***	44	Director	AUD*
Jeffrey Hail	60	Chief Operating Officer	N/A
Larry Zic	60	Chief Financial Officer	N/A
SaVonnah Osmanski	26	VP/Corporate Controller	N/A

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

As noted above, Mr. Loyd resigned from the Board of Directors on March 16, 2022.

Our bylaws authorize no fewer than one director. As of the date of this Report, we had seven directors
.
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

Board Leadership Structure

We have chosen to split the roles of Chairman of the Board and Chief Executive Officer. Mr. Wilson serves as Chief Executive Officer while Mr. Winters previously served as the non-executive Chairman of the Board. On April 6, 2022, the Company announced that the Board of Directors had decided to have a rotating Chair of the Board position, and appointed Gerry Garcia to serves as the non-executive Chairwoman of the Board. The Board believes that this structure is appropriate for the Company and provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

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

–The Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.

–The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective members of the Board of Directors and their qualifications, as well as environmental, social and governance (“ESG”)-related risks.

–The Compensation Committee, in conjunction with the Audit Committee, assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. In addition, the Compensation Committee reviews and monitors matters related to human capital management, including diversity and inclusion initiatives and management of human capital risks.

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

Compensation Committee

The Compensation Committee of the Board of Directors consists of Mrs. Garcia and Messrs. Lew (Chair), Jeunot, and Withem. All members of the Compensation Committee are independent for purposes of serving on the committee under The Nasdaq Stock Market’s listing requirements and applicable SEC and tax regulations. The Compensation Committee acts under a written charter adopted by the Board of Directors. The Compensation Committee is responsible for establishing policies with respect to the compensation of the Company’s officers and has overall responsibilities for approving and evaluating officer compensation plans, policies and programs of the Company. The Compensation Committee’s functions include, but are not limited to:

–To review and approve annually the corporate goals and objectives applicable to the compensation of the chief executive officer (“CEO”), evaluate at least annually the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation.

–To review and approve the compensation of all other executive officers.

–To review, and make recommendations to the Board regarding, incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval by the stockholders of the Company, which includes the ability to adopt, amend and terminate such plans.

–To review, and make recommendations to the Board regarding, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.

–To review all director compensation and benefits for service on the Board and Board committees at least once a year and to recommend any changes to the Board as necessary.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Ms. Garcia and Mr. Lew. All of the members of the Nominating and Corporate Governance Committee are independent for purposes of serving on the committee under The Nasdaq Stock Market’s listing requirements. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors. The functions of the Nominating and Corporate Governance Committee include, among other items, overseeing all aspects of the Company’s corporate governance functions, including compliance with significant legal, ethical and regulatory requirements. The Nominating and Corporate Governance Committee’s functions include, but are not limited to the following functions:

–To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the "Director Criteria").

–To consider any director candidates recommended by the Company's stockholders pursuant to the procedures described in the Company's proxy statement. The Committee shall also consider any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of the Company's charter documents.

–To make recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

–To develop and recommend to the Board a set of corporate governance guidelines applicable to the Company, to review these principles at least once a year and to recommend any changes to the Board.

–To oversee the Company's corporate governance practices and procedures, including identifying best practices and reviewing and recommending to the Board for approval any changes to the documents, policies and procedures in the Company's corporate governance framework, including its certificate of incorporation and bylaws.

–To review the Board's committee structure and composition and to make recommendations to the Board regarding the appointment of directors to serve as members of each committee and committee chairmen annually.

–If a vacancy on the Board and/or any Board committee occurs, to identify and make recommendations to the Board regarding the selection and approval of candidates to fill such vacancy either by election by stockholders or appointment by the Board.

–To develop and oversee a Company orientation program for new directors and a continuing education program for current directors, periodically review these programs and update them as necessary.

–To review all director compensation and benefits for service on the Board and Board committees at least once a year and to recommend any changes to the Board as necessary.

–To develop and recommend to the Board for approval standards for determining whether a director has a relationship with the Company that would impair its independence.

–To review and discuss with management disclosure of the Company's corporate governance practices, including information regarding the operations of the Committee and other Board committees, director independence and the director nominations process, and to recommend that this disclosure be, included in the Company's proxy statement or annual report on Form 10-K, as applicable.

–To monitor compliance with the Company's Code of Business Conduct (the "Code"), to investigate any alleged breach or violation of the Code, to enforce the provisions of the Code and to review the Code periodically and recommend any changes to the Board.

–To review any director resignation letter tendered in accordance with the Company's director resignation policy, and evaluate and recommend to the Board whether such resignation should be accepted.

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

Candidates will be chosen for their ability to represent all of the stockholders, and for their character, judgment, fairness and overall ability. As a group, they are expected to set the appropriate policy for the Company, and to bring to the Board of Directors broad experience in business matters and an insight and awareness of the appropriate and ever-changing role that corporations should have in society. Because the advice of those facing similar issues is of particular value, executive officers of other corporations are desirable candidates. Alpine 4 does not have a set policy or process for considering “diversity”, however that term may be defined, in identifying nominees. However, the Nominating and Corporate Governance Committee strives to identify and recruit individuals whose diverse talents, experiences and backgrounds enhance the inclusive environment in which the Board of Directors currently functions. The Nominating and Corporate Governance Committee relies upon its judgment of the foregoing general criteria and the following personal criteria in selecting candidates for nomination to the Board of Directors:

–Independence and absence of conflicts of interest;

–Honesty, integrity and accountability;

–Substantial business experience with a practical application to the Company’s needs;

–Willingness to ask tough questions in a constructive manner that adds to the decision-making process of the Board of Directors;

–Demonstrated ability to think strategically and make decisions with a forward-looking focus;

–Ability to assimilate relevant information on a broad range of topics;

–Willingness to express independent thought;

–Team player;

–Willingness to make a strong commitment of time and attention to the Board of Directors’ processes and affairs; and

–Ability to commit to Company stock ownership.

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
(1)Except as otherwise indicated, the address of the stockholder is: Alpine 4 Holdings, Inc., 2525 E Arizona Biltmore Cir, Suite 237, Phoenix AZ 85016.
(2)The Voting Power column includes the effect of shares of Class B Common Stock, Class C Common Stock, and Series B Preferred Stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  Each share of Class C Common Stock has 5 votes. Collectively, all of the shares of Series B Preferred have voting power equal to 200% of the total voting power of all other Classes or series of outstanding shares. Each Series B Preferred share has a fractional portion of that aggregate vote.  The total voting power for each person is also explained in the footnotes below.
(3)As noted elsewhere in this Annual Report, Mr. Loyd resigned from the Board of Directors and all committee assignments on March 16, 2022. His information is not included in the “As a Group” totals shown in the chart above.
(4)Mr. Call was appointed to the Board of Directors on April 6, 2022.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Garcia and Messrs. Lew, Jeunot, Withem and Call qualify as “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2021 and 2020 financial statements to correct certain misstatements.
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
Houston, Texas
April 13, 2022, except for Note 2 as to which the date is March 16, 2023

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	As Restated	As Restated
ASSETS

CURRENT ASSETS:
Cash	$3,715,666	$277,738
Restricted cash	—	444,845
Accounts receivable, net	11,875,176	6,484,869
Contract assets	877,904	717,421
Inventory, net	24,419,654	2,666,602
Prepaid expenses and other current assets	1,955,907	32,301
Total current assets	42,844,307	10,623,776

Property and equipment, net	28,101,471	19,299,286
Intangible assets, net	39,180,664	8,597,075
Right of use assets, net	1,460,206	581,311
Goodwill	22,680,084	2,084,982
Other non-current assets	357,118	401,744

TOTAL ASSETS	$134,623,850	$41,588,174

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,744,957	$4,854,467
Accrued expenses	5,074,006	2,872,202
Contract liabilities	6,359,449	233,485
Notes payable, current portion	5,690,524	4,281,118
Notes payable, related parties	—	238,651
Convertible notes payable, current portion, net of discount of $0 and $1,343,624	—	562,242
Line of credit, current portion	4,473,489	2,819,793
Financing lease obligation, current portion	649,343	639,527
Operating lease obligation, current portion	428,596	334,500
Total current liabilities	30,420,364	16,835,985

Notes payable, net of current portion	8,426,105	15,201,450
Convertible notes payable, net of current portion	—	1,100,635
Line of credit, net of current portion	5,640,051	—
Financing lease obligations, net of current portion	15,319,467	15,687,176
Operating lease obligations, net of current portion	1,066,562	269,030
Series C and Series D preferred stock subject to redemption	400,092	5,848,013
Deferred tax liability	1,861,165	880,165

TOTAL LIABILITIES	63,133,806	55,822,454

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at December 31, 2021 and 2020	5	5
Class A Common stock, $0.0001 par value, 195,000,000 shares authorized, 161,798,817 and 126,363,158 shares issued and outstanding at December 31, 2021 and 2020	16,182	12,636
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 9,023,088 shares issued and outstanding at December 31, 2021 and 2020	854	902
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 14,162,267 shares issued and outstanding at December 31, 2021 and 2020	1,250	1,417
Additional paid-in capital	130,348,267	25,144,136
Accumulated deficit	(58,876,514)	(39,393,376)
Total stockholders' equity (deficit)	71,490,044	(14,234,280)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$134,623,850	$41,588,174
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021 As Restated		2020 As Restated

Revenues, net	$51,640,813		$33,454,349
Cost of revenues	43,942,815		28,090,722
Gross Profit	7,697,998		5,363,627

Operating expenses:
General and administrative expenses	27,987,920		9,695,891
Research and development	1,464,918		—
Impairment loss of intangible asset and goodwill	367,519		1,561,600
Total operating expenses	29,820,357		11,257,491
Loss from operations	(22,122,359)		(5,893,864)

Other income (expenses)
Interest expense	(3,289,233)		(5,463,597)
Change in value of derivative liability	—		2,298,609
Gain on extinguishment of debt	803,079		344,704
Gain on forgiveness of debt	3,896,108		—
Change in fair value of contingent consideration	—		500,000
Impairment loss on equity investment	(1,350,000)		—
Other income	635,526		71,224
Total other income (expenses)	695,480		(2,249,060)

Loss before income tax	(21,426,879)		(8,142,924)

Income tax (benefit)	(1,943,741)		(495,076)

Net loss	$(19,483,138)		$(7,647,848)

Weighted average shares outstanding:
Basic	164,216,808		132,987,390
Diluted	164,216,808		139,611,790

Basic loss per share	$(0.12)	—	$(0.06)

Diluted loss per share	$(0.12)		$(0.06)
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2019	—	$—	100,070,161	$10,007	5,000,000	$500	9,955,200	$996	$19,763,883	$(31,745,528)	$(11,970,142)

Issuance of shares of common stock for cash	—	—	11,513,935	1,151	—	—	—	—	673,318	—	674,469
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	12,861,995	1,286	—	—	—	—	1,928,014	—	1,929,300
Issuance of shares of common stock for debt settlement	—	—	1,617,067	162	—	—	1,617,067	162	330,204	—	330,528
Issuance of shares of common stock for penalty interest	—	—	300,000	30	—	—	—	—	44,670	—	44,700
Issuance of shares of common stock for deferred compensation	—	—	—	—	4,023,088	402	—	—	603,061	—	603,463
Issuance of shares of common stock for compensation	—	—	—	—	—	—	2,590,000	259	239,834	—	240,093
Issuance of shares of series B preferred stock for services	5	5	—	—	—	—	—	—	—	—	5
Share-based compensation expense	—	—	—	—	—	—	—	—	78,652	—	78,652
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	1,482,500	—	1,482,500
Net loss	—	—	—	—	—	—	—	—	—	(7,647,848)	(7,647,848)

Balance, December 31, 2020 (As Restated)	5	5	126,363,158	12,636	9,023,088	902	14,162,267	1,417	25,144,136	(39,393,376)	(14,234,280)

Issuance of shares of common stock for cash	—	—	18,428,827	1,844	—	—	—	—	76,491,149	—	76,492,993
Issuance of shares of common stock for convertible note payable and accrued interest		—	7,384,018	740	—	—	—	—	1,886,156	—	1,886,896
Conversion of Class C to Class A	—	—	1,617,067	162	—	—	(1,617,067)	(162)	—	—	—
Conversion of Class B to Class A	—	—	475,000	48	(475,000)	(48)	—	—	—	—	—
Repurchase of class C common stock	—	—	—	—	—	—	(45,000)	(5)	(185,845)	—	(185,850)
Issuance of shares of common stock for compensation	—	—	199,018	21	—	—	—	—	261,504	—	261,525
Issuance of shares of common stock and warrants for acquisition	—	—	4,922,471	492	—	—	—	—	15,066,719	—	15,067,211
Conversion of series D preferred stock to Class A	—	—	1,066,868	105	—	—	—	—	5,194,329	—	5,194,434
Conversion of series C preferred stock to Class A	—	—	1,342,390	134	—	—	—	—	6,361,153	—	6,361,287
Share-based compensation expense	—	—	—	—	—	—	—	—	36,538	—	36,538
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	(19,483,138)	(19,483,138)
Balance, December 31, 2021 (As Restated)	5	$5	161,798,817	$16,182	8,548,088	$854	12,500,200	$1,250	$130,348,267	$(58,876,514)	$71,490,044

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021 As Restated	2020 As Restated

OPERATING ACTIVITIES:
Net loss	$(19,483,138)	$(7,647,848)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,396,966	1,844,634
Amortization	1,757,393	225,628
Gain on extinguishment of debt	(803,079)	(344,704)
Gain on forgiveness of debt	(3,896,108)	—
Change in fair value of derivative liabilities	—	(2,298,609)
Change in goodwill value for inventory valuation	—	—
Amortization of preferred stock subject to redemption	(545,509)	—
Income tax benefit	(1,943,741)	(495,076)
Common stock issued for services	—	240,093
Preferred stock issued for services	—	5
Change in fair value of contingent consideration	—	(500,000)
Bad debt expense	3,028,757	88,305
Non-cash adjustment to debt booked to interest expense	—	79,211
Stock issued for penalties	—	44,700
Employee stock compensation	298,063	78,652
Amortization of debt discounts	1,436,052	985,709
Issuance of convertible debentures for interest	—	105,000
Operating lease expense	412,898	272,262
Impairment loss on equity investment	1,350,000	—
Impairment loss of intangible asset and goodwill	367,519	1,561,600
Write off of inventory	237,192	127,919
Change in current assets and liabilities:
Accounts receivable	(4,235,353)	3,951,827
Inventory	(6,795,719)	(184,766)
Contract assets	(160,483)	(49,697)
Prepaid expenses and other assets	(87,950)	(256,682)
Accounts payable	725,596	(634,489)
Accrued expenses	614,399	940,098
Contract liabilities	332,032	63,445
Operating lease liability	(429,529)	(260,565)
Deposits	—	(12,509)
Net cash used in operating activities	(25,423,742)	(2,075,857)

INVESTING ACTIVITIES:
Capital expenditures	(3,571,253)	(75,670)
Cash paid for acquisitions	(37,324,035)	(2,513,355)
Cash paid for equity investment	(350,000)	—
Cash assumed in acquisition	81,442	453,876
Net cash used in investing activities	(41,163,846)	(2,135,149)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	76,492,993	674,469
Proceeds from issuances of notes payable, related parties	—	47,000
Proceeds from issuances of notes payable, non-related party	16,078	4,654,817
Proceeds from issuances of convertible notes payable	408,000	1,482,500
Proceeds from line of credit	11,967,717	—
Repurchase of common stock	(185,850)	—
Proceeds from financing lease	—	2,000,000
Repayments of notes payable, related party	(238,651)	(290,003)
Repayments of notes payable, non-related parties	(7,161,807)	(2,101,825)
Repayments of convertible notes payable	(1,688,464)	(335,896)
Repayment of line of credit	(9,392,165)	(996,331)
Cash paid on financing lease obligations	(637,180)	(503,628)
Net cash provided by financing activities	69,580,671	4,631,103

NET INCREASE IN CASH AND RESTRICTED CASH	2,993,083	420,097

CASH AND RESTRICTED CASH, BEGINNING BALANCE	722,583	302,486

CASH AND RESTRICTED CASH, ENDING BALANCE	3,715,666	722,583

CASH PAID FOR:
Interest	$1,973,818	$3,504,227
Income taxes	$54,058	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Penalty interest added to debt	$—	$15,000
Common stock issued for convertible note payable and accrued interest	$1,886,896	$1,929,300
Common stock issued for debt settlement	$—	$330,528
Issuance of note payable for acquisition	$—	$2,300,000
ROU asset and operating lease obligation recognized under Topic 842	$95,029	$193,541
Common stock issued to settle unpaid salaries	$—	$603,463
Equipment purchased on financing lease	$—	$756,990
Other asset reclassified to fixed asset	$—	$86,471
Interest added to note payable - related party	$—	$139,834
Issuance of shares of series C preferred stock for acquisition	$—	$5,848,013
Beneficial conversion feature on convertible notes	$92,428	$1,482,500
Reduction of acquisition note payable for uncollectible accounts	$—	$150,044
Common stock issued for acquisition	$15,067,211	$—
Remeasurement of finance lease liability	$279,287	$—
Mortgage on property purchase	$4,680,000	$—
Accounts receivable converted to equity investment	$1,000,000	$—
Issuance of shares of series D preferred stock for acquisition	$6,653,309	$—
Notes payable issued to the Sellers for the purchase of DTI	$2,000,000	$—
Conversion of series D preferred stock for common stock	$136	$—
Conversion of series C preferred stock for common stock	$171	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Note 1 – Organization and Basis of Presentation (As Restated)
Alpine 4 Holdings, Inc. (together with its subsidiaries, the “Company,” “we,” or “our”), was incorporated under the laws of the State of Delaware on April 22, 2014.  The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.  On March 2, 2021, the Company changed its name from Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc.

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
–A4 Corporate Services, LLC;
–ALTIA, LLC;

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
–Quality Circuit Assembly, Inc.;
–Morris Sheet Metal, Corp;
–JTD Spiral, Inc.;
–Excel Construction Services, LLC;
–SPECTRUMebos, Inc.;
–Vayu (US)
–Thermal Dynamics International, Inc.;
–Alternative Laboratories, LLC.;
–Identified Technologies, Corp.;
–ElecJet Corp.;
–DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
–Global Autonomous Corporation
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

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company experienced a loss for the year ended December 31, 2021, of $19.5 million, and had a negative cash flow used in operations, there were several significant one-time / non-recurring items included in the $19.5 million net loss. These non-recurring items totaled $8.4 million, consisting of $612 thousand in new acquisitions expenses captured in professional fees, and other costs, $1.8 million for repurchase of restricted stock units in March 2021, $3.0 million in write off of accounts receivables, $367 thousand in write off of intangibles and goodwill, $1.2 million to management for bonuses, and $1.4 million for a loss on equity investment.

The Company received a total of approximately $76.4 million in 2021 in the following two transactions:

–The Company raised approximately $67.1 million in net proceeds in connection with a registered direct offering of its stock and;
–The Company raised approximately $9.3 million in net proceeds in connection with an equity line of credit financing arrangement.

As of December 31, 2021, the Company has positive working capital of approximately $12.4 million. The Company has also secured bank financing totaling $18.8 million ($18.3 million in Lines of Credit and $0.5 million in capital expenditures lines of credit availability) of which $6.4 million was unused at December 31, 2021.

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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Based on the capital raise as indicated above and management’s plans to improve cash flows from operations, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.
Note 2 – Restatement of Previously Issued Financial Statements
In the course of preparing our interim financial statements for the third quarter of 2022, we identified the following misstatements that required restatement of our previously issued 2020 and 2021 financial statements as follows:

a.Deferred tax liabilities amounting to $451,966 and 1,809,857 were not recognized in 2020 and 2021, respectively, for differences in the income tax treatment of intangible assets acquired from our acquisitions of IA, Vayu and Elecjet. Specifically, the recognition of deferred tax liabilities would result in an increase in goodwill and intangible assets as of December 31, 2021 and 2020, of $2,924,741 and $853,991, respectively, and the recognition of an income tax benefit from the release of our valuation allowance of $1,566,850 and $402,025, for the years ended December 31, 2021 and 2020, respectively.
b.We had previously classified the Series C and Series D Preferred Stock (collectively, the “Preferred Shares”) issued in the acquisitions of IA and Vayu, respectively, under permanent equity. Due to certain provisions in the Preferred Shares where we could be required to issue a variable number of Class A common shares, we determined that the Preferred Shares should be classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. As a result, the Company reclassed the fair value of the Series C Preferred Stock of $5,848,013 as of December 31, 2020, and the fair value of the Series D Preferred Stock of $6,653,309 as of March 31, 2021, from permanent equity to liability. Accretion to interest income of $545,509 was also recognized for the year ended December 31, 2021.
c.We identified certain valuation-related errors in the determination of fair values related to the RCA acquisition. This resulted in a reduction in the fair value of inventory of $1,562,251 and a reduction in fair value of trademark of $1,180,000 with a corresponding increase to customer relationship of $1,900,000 and increase to goodwill of $842,251.
d.When the Company acquired IA, Vayu, and Alt Labs, the Company assumed $444,850, $72,850, and $1,661,875, respectively, of PPP loan liability. The full amounts related to Vayu and Alt Labs were forgiven in 2021, in addition to $356,690 of the $444,850 related to IA. The Company initially recorded this as a gain on forgiveness of debt on the basis that the loan should be recorded at its fair value on the acquisition date without consideration of any potential future forgivable amount. However, under ASC 805, provisional amounts are estimated using the best information available as of the reporting date. As additional information is obtained during the measurement period, these amounts are adjusted through goodwill. Given the facts and circumstances at acquisition date, and since the forgiveness of Alt Labs’s PPP loans occurred during the measurement period, the amount forgiven of $1,661,875 should have been recorded as a reduction to goodwill instead of gain on forgiveness of debt. The Company also determined that the fair value of the PPP loans assumed in the IA and Vayu acquisitions should be $88,160 and $0, respectively, after further consideration of the facts and circumstances at the acquisition dates. As such, there should not have been a gain on forgiveness of debt recorded for the combined $429,540 that was forgiven during 2021. As such, there will be a decrease in forgiveness of debt of $2,091,415, a reduction in goodwill of $1,661,875 and a reduction to intangible assets of $429,540.

The following tables summarize the effects of the restatements on each financial statement line item as of the dates and for the periods indicated. The effects of the restatement are incorporated within Notes 1, 3, 5, 8, 9, 10, 12 and 13.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Consolidated Balance Sheets as of December 31,

	2021			2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Inventory, net	$25,981,905	$(1,562,251)	$24,419,654	$2,666,602	$—	$2,666,602
Total current assets	44,406,558	(1,562,251)	42,844,307	10,623,776	—	10,623,776
Property and equipment, net	28,096,562	4,909	28,101,471	19,299,286	—	19,299,286
Intangible assets, net	36,777,245	2,403,419	39,180,664	7,743,084	853,991	8,597,075
Goodwill	21,937,634	742,450	22,680,084	2,084,982	—	2,084,982
Total assets	133,035,323	1,588,527	134,623,850	40,734,183	853,991	41,588,174
Preferred stock subject to redemption	—	400,092	400,092	—	5,848,013	5,848,013
Deferred tax liability	51,308	1,809,857	1,861,165	428,199	451,966	880,165
Total liabilities	60,923,857	2,209,949	63,133,806	49,522,475	6,299,979	55,822,454
Series C preferred stock	—	—	—	171	(171)	—
Series D preferred stock	7	(7)	—	—	—	—
Additional paid-in capital	131,293,861	(945,594)	130,348,267	30,991,978	(5,847,842)	25,144,136
Accumulated deficit	(59,200,693)	324,179	(58,876,514)	(39,795,401)	402,025	(39,393,376)
Total stockholders' equity	72,111,466	(621,422)	71,490,044	(8,788,292)	(5,445,988)	(14,234,280)
Total liabilities and stockholders’ equity	133,035,323	1,588,527	134,623,850	40,734,183	853,991	41,588,174

Consolidated Statements of Operations for the Year Ended December 31,

	2021			2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$27,889,130	$98,790	$27,987,920	$9,695,891	$—	$9,695,891
Total operating expenses	29,721,567	98,790	29,820,357	11,257,491	—	11,257,491
Loss from operations	(22,023,569)	(98,790)	(22,122,359)	(5,893,864)	—	(5,893,864)
Interest expense	(3,834,742)	545,509	(3,289,233)	(5,463,597)	—	(5,463,597)
Gain on forgiveness of debt	5,987,523	(2,091,415)	3,896,108	—	—	—
Total other income (expenses)	2,241,386	(1,545,906)	695,480	(2,249,060)	—	(2,249,060)
Loss before income tax	(19,782,183)	(1,644,696)	(21,426,879)	(8,142,924)	—	(8,142,924)
Income tax (benefit)	(376,891)	(1,566,850)	(1,943,741)	(93,051)	(402,025)	(495,076)
Net loss	(19,405,292)	(77,846)	(19,483,138)	(8,049,873)	402,025	(7,647,848)
Basic loss per share	(0.12)	—	(0.12)	(0.06)	—	(0.06)
Diluted loss per share	(0.12)	—	(0.12)	(0.06)	—	(0.06)

Consolidated Statements of Cash Flows for the Year Ended December 31,

	2021			2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(19,405,292)	$(77,846)	$(19,483,138)	$(8,049,873)	$402,025	$(7,647,848)
Depreciation	2,395,864	1,102	2,396,966	1,844,634	—	1,844,634
Amortization	1,659,705	97,688	1,757,393	225,628	—	225,628
(Gain) loss on forgiveness of debt	(5,987,523)	2,091,415	(3,896,108)	—	—	—
Amortization of preferred stock subject to redemption	—	(545,509)	(545,509)	—	—	—
Income tax benefit	(376,891)	(1,566,850)	(1,943,741)	(93,051)	(402,025)	(495,076)
Net cash used in operating activities	(25,423,742)	—	(25,423,742)	(2,075,857)	—	(2,075,857)

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as noted above.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Restatement of Previously Issued Financial Statements (Unaudited)

As a result of the misstatements noted above, we have restated our previously reported unaudited consolidated balance sheets as of March 31, 2021, June 30, 2021, and September 30, 2021. We have also restated the unaudited consolidated statements of operations for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021, and the unaudited consolidated statements of cash flow for the three months ended March 31, 2021, the six months ended June 30, 2021, and the nine months ended September 30, 2021, to recognize accreted interest income on the preferred stock subject to redemption and to properly reflect the gain on forgiveness of debt related to PPP loans that were assumed at the date of acquisition for IA, Vayu, and Alt Labs.

The following tables present the impact of the restatements, to the applicable line items in the unaudited consolidated balance sheets, unaudited consolidated statements of operations, and unaudited consolidated statements of cash flow to the Company’s previously reported consolidated financial statements for the above mentioned periods:

Consolidated Balance Sheets as of,

	March 31, 2021			June 30, 2021			September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$19,094,688	$6,011	$19,100,699	$20,728,221	$6,011	$20,734,232	$27,320,596	$6,011	$27,326,607
Intangibles, net	14,590,504	1,781,107	16,371,611	29,440,716	1,781,107	31,221,823	29,001,665	1,781,107	30,782,772
Goodwill	2,084,982	—	2,084,982	5,866,454	—	5,866,454	5,866,454	(849,792)	5,016,662
Total assets	84,653,265	1,787,118	86,440,383	94,027,836	1,787,118	95,814,954	97,111,332	937,326	98,048,658
Preferred stock subject to redemption	—	12,383,616	12,383,616	—	12,197,558	12,197,558	—	12,011,499	12,011,499
Deferred tax liability	428,199	1,814,633	2,242,832	428,199	1,814,633	2,242,832	428,199	1,814,633	2,242,832
Total liabilities	38,578,985	14,198,249	52,777,234	47,118,206	14,012,191	61,130,397	47,358,006	13,826,132	61,184,138
Preferred Stock	314	(314)	—	314	(314)	—	314	(314)	—
Additional paid-in capital	91,982,825	(12,501,008)	79,481,817	95,944,854	(12,501,008)	83,443,846	96,306,820	(12,501,008)	83,805,812
Accumulated deficit	(45,924,869)	90,191	(45,834,678)	(49,052,146)	276,249	(48,775,897)	(46,570,554)	(387,484)	(46,958,038)
Total stockholders' equity	46,074,280	(12,411,131)	33,663,149	46,909,630	(12,225,073)	34,684,557	49,753,326	(12,888,806)	36,864,520
Total liabilities and stockholders’ equity	84,653,265	1,787,118	86,440,383	94,027,836	1,787,118	95,814,954	97,111,332	937,326	98,048,658

Consolidated Statement of Operations for the Three Months ended March 31, 2021

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Restated
Interest expense	$(1,471,723)	$117,706	$(1,354,017)
Gain on forgiveness of debt	429,540	(429,540)	—
Total other income (expenses)	(1,057,399)	(311,834)	(1,369,233)
Loss before income taxes	(6,129,468)	(311,834)	(6,441,302)
Net loss	(6,129,468)	(311,834)	(6,441,302)
Basic loss per share	(0.04)	—	(0.04)
Diluted loss per share	(0.04)	—	(0.04)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Consolidated Statements of Operations for the Three and Six Months ended June 30, 2021

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest expense	$(1,216,587)	$186,058	$(1,030,529)	$(2,688,310)	$303,764	$(2,384,546)
Gain on forgiveness of debt	159,742	—	159,742	589,282	(429,540)	159,742
Total other income (expenses)	(223,060)	186,058	(37,002)	(1,280,459)	(125,776)	(1,406,235)
Income (loss) before income tax	(3,127,277)	186,058	(2,941,219)	(9,256,745)	(125,776)	(9,382,521)
Net income (loss)	(3,127,277)	186,058	(2,941,219)	(9,256,745)	(125,776)	(9,382,521)
Basic loss per share	(0.02)	—	(0.02)	(0.06)	—	(0.06)
Diluted loss per share	(0.02)	—	(0.02)	(0.06)	—	(0.06)

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2021

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest expense	$(537,882)	$186,059	$(351,823)	$(3,226,192)	$489,823	$(2,736,369)
Gain on forgiveness of debt	4,307,291	(849,792)	3,457,499	4,896,573	(1,279,332)	3,617,241
Total other income (expenses)	4,208,110	(663,733)	3,544,377	2,927,651	(789,509)	2,138,142
Income (loss) before income tax	2,535,650	(663,733)	1,871,917	(6,721,095)	(789,509)	(7,510,604)
Net income (loss)	2,481,592	(663,733)	1,817,859	(6,775,153)	(789,509)	(7,564,662)
Basic income (loss) per share	0.01	—	0.01	(0.04)	—	(0.04)
Diluted income/(loss) per share	0.01	—	0.01	(0.04)	—	(0.04)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Three, Six, and Nine Months Ended March 30, 2021, June 30, 2021, and September 30, 2021

	Three Months Ended March 31, 2021			Six Months Ended June 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Loss	$(6,129,468)	$(311,834)	$(6,441,302)	$(9,256,745)	$(125,776)	$(9,382,521)	$(6,775,153)	$(789,509)	$(7,564,662)
Amortization of preferred stock subject to redemption	—	(117,706)	(117,706)	—	(303,764)	(303,764)	—	(489,823)	(489,823)
Gain on forgiveness of debt	(429,540)	429,540	—	(589,282)	429,540	(159,742)	(4,896,573)	1,279,332	(3,617,241)
Net cash used in operating activities	(8,950,925)	—	(8,950,925)	(14,374,257)	—	(14,374,257)	(21,226,966)	—	(21,226,966)

Note 3 - Summary of Significant Accounting Policies (As Restated)
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
For the year ended December 31, 2021, the Company had two customers that each made up 11% of total revenues. For the year ended December 31, 2020, the Company had one customer that made up 10% of total revenues

For the year ended December 31, 2021, the Company had 9% of total revenues made up of government contracts.

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
Inventory
Inventory for all subsidiaries is valued at weighted average. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into three areas, raw materials, work-in-process and finished goods.  Inventory, net at December 31, 2021 and 2020 consists of:

	December 31, 2021	December 31, 2020
Raw materials	$8,322,867	$1,584,651
Work in process	2,480,979	573,806
Finished goods	14,829,365	508,145
	25,633,211	2,666,602
Reserve	(1,213,557)	—
Inventory, net	$24,419,654	$2,666,602
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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Property and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Automobiles and trucks	$1,251,187	$918,602
Machinery and equipment	8,876,402	5,436,847
Office furniture and fixtures	167,581	119,546
Buildings and improvements	23,630,250	16,167,000
Total Property and equipment	33,925,420	22,641,995
Less: Accumulated depreciation	(5,823,949)	(3,342,709)
Property and equipment, net	$28,101,471	$19,299,286
Included in Buildings and improvements in the above table are two buildings of $9,000,000 and $2,000,000 related to sale leaseback transactions in connection with the acquisitions of Deluxe and Excel. (See Note 4.)
Purchased Intangibles and Other Long-Lived Assets (As Restated)
The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between five and fifteen years as follows:

Customer list	3-15 years
Non-compete agreements	1 to 5 years
Software development	5 years
Patents	17 years
Proprietary technology	15 years
Intangible assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Software	$128,474	$278,474
Non-compete agreement	1,378,772	157,953
Customer list	13,011,187	2,031,187
Patents, trademarks, and licenses	7,174,912	6,701,632
Proprietary technology	19,616,743	—
Total intangible assets	41,310,088	9,169,246
Less: Accumulated amortization	(2,129,424)	(572,171)
Intangibles, net	$39,180,664	$8,597,075

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending December 31,
2022	$3,016,058
2023	3,045,243
2024	3,025,381
2025	2,812,882
2026	2,788,590
Thereafter	24,492,510
Total	$39,180,664
Other Long-Term Assets
Other long-term assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deposits	$149,517	$293,327
Other	207,601	108,417
	$357,118	$401,744
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

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Loss available to stockholders	$(19,483,138)	164,216,808	$(0.12)	$(7,647,848)	132,987,390	$(0.06)
Effect of Dilutive Securities
Convertible debt	—	—	—	(1,001,192)	6,624,400	—
Dilute EPS
Loss available to stockholders plus assumed conversions	$(19,483,138)	164,216,808	$(0.12)	$(8,649,040)	139,611,790	$(0.06)
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

During the year ended December 31, 2021, the Company amended its lease for the warehouse in San Jose, California through September 30, 2022, with monthly lease payments of $31,746.

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
Note 5 – Debt (As Restated)
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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

In April and May 2020, the Company received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,108. During the year ended December 31, 2021, the Company also acquired four loans with a book value totaling $1,799,725 due to acquisitions, and fair value of $65,000 at the time of acquisition. The loans have terms of 24 months and accrue interest at 1% per annum. The Company paid $88,160 for the PPP loan assumed in connection with the IA acquisition, and the remaining $356,690 was forgiven. The remaining ten loans were forgiven as provided by the CARES Act during the year ended December 31, 2021. The Company recognized a gain on forgiveness of debt of $3,896,108. The Company also assumed an Economic Injury Disaster Loan (EIDL) in connection with the Vayu acquisition, which was still outstanding as of December 31, 2021.

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
The outstanding balances for the loans as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Lines of credit, current portion	$4,473,489	$2,819,793
Equipment loans, current portion	61,640	245,388
Term notes, current portion	5,628,884	4,035,730
Total current	10,164,013	7,100,911
PPP loans	—	4,340,956
Line of credit, net of current portion	5,640,051	—
Long-term portion of equipment loans and term notes	8,426,105	10,860,494
Total notes payable	$24,230,169	$22,302,361
Future scheduled maturities of outstanding debt are as follows:

Years Ending December 31,
2022	$10,164,013
2023	5,874,596
2024	3,844,706
2025	129,849
2026	135,072
Thereafter	4,081,933
Total	$24,230,169

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Note 6 – Notes Payable, Related Parties
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
Note 7 – Convertible Notes Payable
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

(A) In May and June 2020 the Company amended the following seller notes:

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
–The convertible note with Jeff Moss with a $720,185 balance as of May 4, 2020 was amended to extend the maturity date to May 4, 2027 at 5% interest with weekly payments of $2,605.   The principal balance was increased to $798,800 and the balance outstanding at December 31, 2021 and 2020 was $0 and $735,329, respectively.

–The convertible note with Mr. Hargreaves with a $551,001 balance as of June 5, 2020 was amended to extend the maturity date to June 5, 2026 at 6% interest with weekly payments of $2,316.  The principal balance was increased to $605,464 and the balance outstanding at December 31, 2021 and 2021 was $0 and $556,135, respectively.  A loss on extinguishment of debt of $192,272 was recognized on these transactions.
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

Note 8 - Preferred Stock Subject to Redemption (As Restated)
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
Company Redemption Rights -At any time on or prior to the Automatic Conversion Date, the Company shall have the right to redeem all (but not less than all) shares of the Series C Preferred Stock issued and outstanding at any time after the original issue date,  upon three (3) business days’ notice, at a redemption price per share of Series C Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the stated value of $3.50 per share. As a result of this redemption, the fair value of the Series C shares is classified as a liability on the consolidated balance sheet.
During the year ended December 31, 2020, the Company issued 1,714,286 shares of Series C Preferred Stock in connection with the acquisition of assets of IA that were valued at $5,848,013. The difference between the fair value and the redemption amount is accreted over a period of 24 months or upon conversion from Series C Preferred Stock to Class A Common stock. After 24 months the Series C Preferred Stock is automatically converted into Class A Common Stock. As of December 31, 2021, 1,704,137 of these shares were converted to Class A common stock. Prior to conversion the Company recognized accretion to interest expense in the amount of $69,661.
As of December 31, 2021 and 2020, 10,149 and 1,714,286 shares of Series C Preferred Stock were outstanding, respectively.

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
Company Redemption Rights -At any time on or prior to the Automatic Conversion Date, the Company shall have the right to redeem all (but not less than all) shares of the Series D Preferred Stock issued and outstanding at any time after the original issue date,  upon three (3) business days’ notice, at a redemption price per share of Series D Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the stated value of $3.50 per share. As a result of this redemption, the fair value of the Series D shares is classified as a liability on the consolidated balance sheet.
Registration Rights -The shares issued on conversion of the Series D Preferred Stock have piggyback registration rights beginning on that date which his six months after the date on which the Company’s Class A Common Stock trades on a national securities exchange, and are subject to standard underwriter holdback limitations

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

During the year ended December 31, 2021, the Company issued 1,432,244 shares of Series D Preferred Stock in connection with the acquisition of assets of Vayu that were valued at $6,653,309. The difference between the fair value and the redemption amount is accreted over a period of 24 months or upon conversion from Series D Preferred Stock to Class A Common stock. After 24 months the Series D Preferred Stock is automatically converted into Class A Common Stock. As of December 31, 2021, 1,353,570 of these shares were converted to Class A common stock. Prior to conversion the Company recognized accretion to interest income in the amount of $615,170.
As of December 31, 2021 and 2020, 78,674 and 0 shares of Series D Preferred Stock were outstanding, respectively.
Note 9 – Stockholders' Equity (As Restated)
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
•In February 2021, the Company issued 1,524,064 shares of Class A common stock to an investor for cash for total proceeds of approximately $9.3 million.
•During the year ended December 31, 2021, the Company issued 7,384,018 shares of Class A common stock for the conversion of total debt and accrued liabilities totaling $1,886,896.
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
•On November 15, 2021 the Company issued 125,000 shares of Class A common stock for no additional consideration upon conversion of that number of shares of Class B common stock by the holder of the Class B common stock .
•On October 20, 2021, the Company issued 888,881 shares of Class A common stock that were valued at $3,617,746 in connection with the acquisition of Identified Technology.

•On November 9, 2021, the Company issued 2,409,248 shares of Class A common stock for no additional consideration upon conversion of 1,704,137 shares of Series D Preferred Stock and 1,353,570 shares of Series C Preferred Stock.
•On November 26, 2021, the Company closed on a registered direct offering where it sold to certain investors a total of 8,571,430 shares of the Company’s Class A common stock and 4,285,715 warrant to purchase shares of Class A common stock for net proceeds of $22,189,152.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

•On November 29, 2021, the Company issued 1,803,279 shares of Class A common stock that were valued at $4,562,996 in connection with the ElecJet acquisition.

•On November 29, 2021, the Company granted 983,636 contingent shares of Class A common stock that were valued at $2,488,599 in connection with the ElecJet acquisition. These contingent shares represent equity compensation for post-acquisition services and are accounted for under ASC 718. Management determined the performance conditions were deemed not probable and as such no expense was recognized on these awards for the year ended December 31, 2021.

•On December 9, 2021, in connection with the acquisition of DTI Services Limited Liability Company, the Company issued 1,587,301 shares of its Class A Common Stock that were valued at $3,682,539.

•On December 20, 2021, the Company issued 100,000 shares of Class A common stock in connection with the HWT legal proceedings.

•On December 29, 2021, the Company issued 99,018 shares of Class A common stock to management in connection with the acquisition of DTI Services Limited Liability Company.
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

The fair value of the 416,667, 428,571, and the 396,825 warrants, issued to the placement agent and RCA sellers during the year ended December 31, 2021, are $2,498,637, $902,414, and $668,863 respectively and was determined using the Black-Scholes option pricing model with the following assumptions:

Stock price	$2.51 - 7.03
Risk-free interest rate	0.01 - 1.02%
Expected life of the options	2-5 years
Expected volatility	159-347%
Expected dividend yield	0%

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Note 10 – Business Combinations (As Restated)
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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Purchase Allocation
Cash	$453,876
Inventory	199,438
Property and equipment	108,753
Patent	6,344,943
Non-solicitation covenant	57,953
Deferred tax liability	(853,991)
Accrued expenses and other current liabilities	(374,799)
SBA loan (PPP funds)	(88,160)
$5,848,013
The purchase price was paid as follows:

Series C Preferred Stock (1,714,286 shares)	$5,848,013
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

Purchase Allocation
Cash	$81,442
Property and equipment	56,011
Intellectual property	8,406,743
Non-compete agreement	100,819
Deferred tax liability	(1,362,667)
Accrued expenses and other current liabilities	(564,039)
SBA loan (PPP funds)	(65,000)
$6,653,309
The purchase price was paid as follows:

Series D Preferred Stock (1,432,244 shares)	$6,653,309
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

Purchase Allocation
Accounts receivable	$397,441
Inventory	2,621,653
Property and equipment	1,739,441
Customer list	1,250,000
Proprietary technology	3,670,000
Non-compete agreement	20,000
Goodwill	4,410,564
Other assets	390,502
Accounts payable	(397,441)
Accrued expenses and other current liabilities	(411,830)
Contract liabilities	(1,754,290)
Notes payable	(33,363)
$11,902,677

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
The purchase price was paid as follows:

Class A Common Stock (361,787 shares)	$1,432,677
Cash	10,470,000
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

Purchase Allocation
Cash	$27,466
Accounts receivable	30,000
Inventory	95,000
Proprietary technology	5,890,000
Non-compete agreement	200,000
Goodwill	6,496,343
Deferred tax liability	(1,562,074)
Accrued expenses and other current liabilities	(113,742)
$11,062,993
The purchase price was paid as follows:

Cash	$6,500,000
Class A Common Stock (1,803,279 shares)	4,562,993
$11,062,993
DTI Services (doing business as RCA Commercial Electronics)

On December 13, 2021, the Company closed the acquisition of RCA. The acquisition was considered an acquisition of a business under ASC 805. The business combination is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
information is obtained about fact and circumstances that existed at the acquisition date. A summary of the purchase price allocation at fair value is presented below:

Purchase Allocation
Accounts receivable	$3,409,230
Other current assets	1,259,556
Inventory	12,477,872
Property and equipment	761,370
Customer list	6,300,000
Trademark	620,000
Non-compete agreement	690,000
Goodwill	1,355,728
ROU asset	1,196,764
Accounts payable	(951,302)
Accrued expenses and other current liabilities	(677,720)
Customer deposits	(153,201)
Operating lease liability	(1,226,128)
Line of credit	(4,710,768)
$20,351,401
The purchase price was paid as follows:

Cash	$14,000,000
Class A Common Stock (1,587,301 shares)	3,682,538
Warrants (396,825 shares)	668,863
Seller notes	2,000,000
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

	Pro Forma Combined Financials (unaudited)
	Years Ended December 31,
	2021	2020
Sales	$98,321,144	$102,892,997
Cost of goods sold	75,523,745	78,037,039
Gross profit	22,797,399	24,855,958
Operating expenses	38,643,670	26,956,730
Loss from operations	(15,846,271)	(2,100,772)
Net loss	(12,144,338)	(3,646,603)
Loss per share	(0.06)	(0.02)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
Note 11 – Equity Investments
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
The membership interest was paid for as follows:

Accounts receivable owed from Amplifei	$1,000,000
Cash	350,000
Total	$1,350,000
Note 12 – Income Taxes (As Restated)
The components of the Company's income tax provision are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Current expense (benefit)
Federal	$—	$—
State	—	—
	—	—

Deferred benefit
Federal	$(1,616,916)	$(812,782)
State	(326,825)	317,706
	(1,943,741)	(495,076)

Provision for income tax benefit	$(1,943,741)	$(495,076)

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes is as follows:

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	Percentage	Amount	Percentage
Pre-tax book loss	$(19,335,464)		$(8,142,924)

Federal income tax at statutory rate	(4,060,446)	21.0%	(1,710,014)	21.0%
State income tax benefit	(66,430)	(0.3)%	(482,992)	5.9%
Change in valuation allowance	3,559,163	(18.4)%	2,193,890	(26.9)%
Other	(1,376,028)	7.1%	(495,960)	6.1%

Provision for income tax benefit	$(1,943,741)		$(495,076)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Deferred tax asset:
Accrued expenses and other	$347,645	$1,192
Loss carryforwards	13,124,197	8,028,808
Stock based compensation	90,293	80,912
Interest	615,260	—
Total deferred tax asset	14,177,395	8,110,912
Valuation allowance	(9,887,550)	(6,165,669)
Net deferred tax assets	4,289,845	1,945,243

Deferred tax liabilities:
Fixed assets	(365,922)	(758,399)
Intangible assets and goodwill	(5,785,088)	(2,067,009)
Total deferred tax liabilities	(6,151,010)	(2,825,408)

Net non-current deferred tax liability	$(1,861,165)	$(880,165)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law. The legislation contains a number of economic relief provisions in response to the COVID-19 pandemic, including the following tax related provisions; (1) ability to carryback tax losses five years for losses generated in tax year 2018 through 2020, (2) the ability for Corporations to elect to utilize the 2019 Adjusted Taxable Income and 50% limitation for Internal Revenue Code (“IRC”) Section 163(j) purposes, (3) a technical correction to the definition of Qualified Leasehold Improvement Property, and (4) the ability to defer employer payroll taxes for the period of March 27 to December 31, 2020. As of December 31, 2021, the provisions reflected in the Company’s income tax provision include the election to apply the 50% limitation for IRC Section 163(j) purposes. All other provisions enacted do not materially impact the Company.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020
was the lack of sustained profitability in recent years. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

On the basis of this evaluation, as of December 31, 2021 and 2020, a valuation allowance of $9.9 million and $6.2 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in objective and subjective evidence in future years. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.

The Company has gross federal and state net operating loss carryforwards of $63.4 million and $13.8 million , respectively, at December 31, 2021. Federal net operating loss carryforwards will begin to expire in 2034 while the state net operating losses will begin to expire in 2024. The Company has a gross interest limitation carryforward of $2.4 million under Section 163(j) for federal tax purposes at December 31, 2021. The Section 163(j) interest may be carried forward indefinitely.

Under IRC Section 382 ("Section 382"), the annual utilization of the Company's federal net operating loss carryforwards and federal IRC Section 163(j) interest expense carryforward may be limited. The Company will be completing a Section 382 analysis to determine if any ownership shifts have occurred.

With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2021, Alpine 4 Holdings and Subsidiaries are no longer subject to federal or state examinations by taxing authorities for tax years before 2018 and 2017, respectively.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. Although the Company believes that it has appropriately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different than expectations. The Company will adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, the closing of a statutory audit period or changes in applicable tax law. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences would impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate, as well as related net interest.

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2021 or 2020 and has not recognized interest or penalties during the years ended December 31, 2021 and 2020, since there was no reduction of income taxes paid due to uncertain tax positions.

The following table summarizes the activity related to the Company's gross unrecognized tax liabilities:

	December 30, 2021	December 30, 2020
Unrecognized tax liabilities, beginning of the year	$—	$—
Increase related to prior year tax positions	—	—
Increase related to current year tax positions	1,169,028	—

Unrecognized tax liabilities, end of year	$1,169,028	$—
Note 13 – Industry Segments (As Restated)
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

	Years Ended December 31,
	2021	2020

Revenue
Construction Services	$17,995,023	$20,851,439
Manufacturing	27,375,122	12,602,910
Defense	4,467,376	—
Technologies	1,543,469
Aerospace	259,823	—
	$51,640,813	$33,454,349

Gross profit
Construction Services	$(478,031)	$2,587,850
Manufacturing	6,508,230	2,775,777
Defense	1,073,636	—
Technologies	456,558	—
Aerospace	137,605	—
	$7,697,998	$5,363,627

Income (loss) from operations
Construction Services	$(6,216,775)	$(1,821,309)
Manufacturing	(2,158,492)	(998,038)
Defense	(282,882)	—
Technologies	(162,491)	—
Aerospace	(5,041,741)	—
Unallocated and eliminations	(8,259,978)	(3,074,517)
	$(22,122,359)	$(5,893,864)

Depreciation and amortization
Construction Services	$1,138,364	$1,414,875
Manufacturing	1,279,952	619,505
Aerospace	1,125,943	—
Technologies	83,132	—
Defense	191,740	—
Unallocated	335,228	35,882
	$4,154,359	$2,070,262

Interest Expenses
Construction Services	$997,870	$2,404,714
Manufacturing	547,202	724,342
Aerospace	4,545	—
Technologies	15,347	—
Defense	825	—
Unallocated	1,723,444	2,334,541

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

	$3,289,233	$5,463,597

Net income (loss)
Construction Services	$(3,380,894)	$(3,596,516)
Manufacturing	(2,316,838)	(1,366,239)
Aerospace	(5,022,630)	402,025
Technologies	(177,838)	—
Defense	(270,289)	—
Unallocated	(8,314,649)	(3,087,118)
	$(19,483,138)	$(7,647,848)

	As of December 31, 2021	As of December 31, 2020
Total Assets
Construction Services	$13,985,561	$28,991,044
Manufacturing	38,302,311	10,731,936
Aerospace	18,767,254	853,991
Technologies	41,078,358	—
Defense	11,982,580	—
Unallocated	10,507,786	1,011,203
	$134,623,850	$41,588,174

Goodwill
Construction Services	$113,592	$1,963,761
Manufacturing	6,374,325	121,221
Aerospace	1,913,310	—
Technologies	7,852,071	—
Defense	6,426,786	—
	$22,680,084	$2,084,982

Accounts receivable, net
Construction Services	$4,193,243	$4,501,401
Manufacturing	3,192,030	1,983,468
Aerospace	119,774	—
Technologies	2,998,945	—
Defense	1,371,184	—
	$11,875,176	$6,484,869
Note 14 - Commitments and Contingencies

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
Note 15 – Subsequent Events

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

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Impossible Aerospace Merger Agreement dated November 13, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

2.2	Vayu (US) Merger Agreement dated December 29, 2020 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

2.3	ElecJet Merger Agreement, dated November 29, 2021 (incorporated by referenece to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 3, 2021)

3.1	Certificate of Incorporation of Alpine 4 Automotive Technologies Ltd. (incorporated by reference to Exhibit 3.1 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 27, 2014 (incorporated by reference to Exhibit 3.3 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, dated June 30, 2014 (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed July 18, 2014).

3.4	Second Amended and Restated Certificate of Incorporation, dated August 24, 2015 (incorporated by reference to Exhibit 3.1 to Alpine 4’s Current Report on Form 8-K filed August 27, 2015)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 15, 2017

3.6	By-Laws of Alpine 4 (incorporated by reference to Exhibit 3.2 to Alpine 4’s Registration Statement on Form 10, filed May 8, 2014).

3.7	Series C Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed November 17, 2020).

3.8	Series D Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed January 4, 2021).

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
ALPINE 4 HOLDINGS, INC.

Date: March 16, 2023	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson
	Title:	Chief Executive Officer (Principal Executive Officer), President, and Director

Date: March 16, 2023	By:	/s/ Larry Zic
	Name:	Larry Zic
	Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson Kent B. Wilson	Chief Executive Officer, President, Director	March 16, 2023

/s/ Ian Kantrowitz Ian Kantrowitz	Director	March 16, 2023

/s/ Gerry Garcia Gerry Garcia	Chairwoman of the Board	March 16, 2023

/s/ Edmond Lew Edmond Lew	Director	March 16, 2023

/s/ Christophe Jeunot Christophe Jenuot	Director	March 16, 2023

/s/ Jonathan Withem Jonathan Withem	Director	March 16, 2023