Form 10-Q/A
period 2022-06-30
ALPINE 4 HOLDINGS, INC.
filed 2023-03-28
CIK 1606698

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

EXPLANATORY NOTE

Alpine 4 Holdings, Inc. (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2022, to amend and restate the Original Form 10-Q as further described below.

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
As a result of the foregoing, upon completion of the materiality study on November 17th, 2022, the Company's Board of Directors concluded that the December 31, 2020, financial statements in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020, the financial statements in the Quarterly Reports on Form 10-Q as of and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021, and the December 31, 2021, financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Original Form 10-K"), as well as the financial statements in the Quarterly Reports for the periods ended March 31, 2022, and June 30, 2022 (these time periods collectively, the "Relevant Periods") should no longer be relied upon.

As such, the Company has restated its financial statements for the Relevant Periods in the Amendment No. 1 to the Annual Report of the year on Form 10-K/A (“Form 10-K/A”) filed on March 17, 2023, and this Amendment.

The following items included in the Original Form 10-Q are amended by this Amendment:

–Part I, Item 1. Financial Statements
–Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
–Part I, Item 4. Controls and Procedures

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the period ended June 30, 2022 restatement described above and certain error corrections outlined in Note 2 to the financial statements. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restated financials statements as discussed above. However, as noted, this Form 10-Q/A does not other update or modify disclosures in the Company's Quarterly Report for the quarter ended June 30, 2022, that are not related to the restated financial statements. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (As Restated)	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,168,598	$3,715,666
Accounts receivable, net	13,016,990	11,875,176
Inventory, net	23,675,676	24,419,654
Contract assets	1,486,647	877,904
Prepaid expenses and other current assets	2,182,837	1,955,907
Total current assets	44,530,748	42,844,307

Property and equipment, net	20,680,334	28,101,471
Intangible asset, net	37,726,565	39,180,664
Right of use assets, net	9,960,784	1,460,206
Goodwill	22,680,084	22,680,084
Other non-current assets	896,075	357,118

TOTAL ASSETS	$136,474,590	$134,623,850

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,829,235	$7,744,957
Accrued expenses	6,331,025	5,074,006
Contract liabilities	3,513,283	6,359,449
Line of credit	8,091,942	4,473,489
Notes payable, current portion	3,118,767	5,690,524
Financing lease obligation, current portion	689,804	649,343
Operating lease obligation, current portion	671,371	428,596
Total current liabilities	31,245,427	30,420,364

Notes payable, net of current portion	4,059,272	8,426,105
Line of credit, net of current portion	5,458,338	5,640,051
Financing lease obligations, net of current portion	14,961,856	15,319,467
Operating lease obligations, net of current portion	9,110,746	1,066,562
Series C and Series D preferred stock subject to redemption	—	400,092
Deferred tax liability	1,656,468	1,861,165

TOTAL LIABILITIES	66,492,107	63,133,806

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at June 30, 2022 and December 31, 2021	5	5
Class A Common stock, $0.0001 par value, 295,000,000 shares authorized, 162,158,324 and 161,798,817 shares issued and outstanding at June 30, 2022 and December 31, 2021	16,219	16,182
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 8,548,088 shares issued and outstanding at June 30, 2022 and December 31, 2021	854	854
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,500,200 and 12,500,200 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,250	1,250
Additional paid-in capital	131,300,423	130,348,267
Accumulated deficit	(61,336,268)	(58,876,514)
Total stockholders' equity	69,982,483	71,490,044
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,474,590	$134,623,850
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021

Revenues, net	$25,271,126	$14,130,730	$50,863,280	$22,540,269
Costs of revenue	19,110,583	10,166,670	39,065,280	17,821,590
Gross profit	6,160,543	3,964,060	11,798,000	4,718,679

Operating expenses:
General and administrative expenses	9,216,398	6,353,075	18,418,080	12,179,763
Research and development	394,835	515,202	586,765	515,202
Gain on sale of property	(5,822,450)	—	(5,822,450)	—
Total operating expenses	3,788,783	6,868,277	13,182,395	12,694,965
Income (loss) from operations	2,371,760	(2,904,217)	(1,384,395)	(7,976,286)

Other income (expenses)
Interest expense	(962,474)	(1,030,529)	(1,571,435)	(2,384,546)
Gain on extinguishment of debt	—	803,079	—	803,079
Gain on forgiveness of debt	—	159,742	—	159,742
Other income	258,660	30,706	291,379	15,490
Total other expenses	(703,814)	(37,002)	(1,280,056)	(1,406,235)

Income (loss) before income tax	1,667,946	(2,941,219)	(2,664,451)	(9,382,521)

Income tax expense (benefit)	128,140	—	(204,697)	—

Net income (loss)	$1,539,806	$(2,941,219)	$(2,459,754)	$(9,382,521)

Weighted average shares outstanding:
Basic	183,198,579	161,712,406	183,124,480	158,184,050
Diluted	184,190,932	161,712,406	183,124,480	158,184,050

Basic income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.06)

Diluted income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.06)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	5	$5	—	$—	—	$—	161,798,817	$16,182	8,548,088	$854	12,500,200	$1,250	$130,348,267	$(58,876,514)	$71,490,044
Issuance of shares of common stock for compensation	—	—	—	—	—	—	39,386	4	—	—	—	—	99,248	—	99,252
Conversion of series D preferred stock to Class A	—	—	—	—	—	—	63,907	7	—	—	—	—	365,463	—	365,470
Conversion of series C preferred stock to Class A	—	—	—	—	—	—	8,245	—	—	—	—	—	34,622	—	34,622
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	93,197	—	93,197
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,999,560)	(3,999,560)

Balance, March 31, 2022 (As Restated)	5	5	—	—	—	—	161,910,355	16,193	8,548,088	854	12,500,200	1,250	130,940,797	(62,876,074)	68,083,025

Issuance of shares of common stock for compensation	—	—	—	—	—	—	171,850	18	—	—	—	—	132,307	—	132,325
Common shares issued for cash	—	—	—	—	—	—	76,119	8	—	—	—	—	55,136	—	55,144
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	172,183	—	172,183
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,539,806	1,539,806

Balance, June 30, 2022 (As Restated)	5	$5	—	$—	—	$—	162,158,324	$16,219	8,548,088	$854	12,500,200	$1,250	$131,300,423	$(61,336,268)	$69,982,483

Balance, December 31, 2020	5	$5	—	$—	—	$—	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$25,144,136	$(39,393,376)	$(14,234,280)
Issuance of shares of common stock for cash, net of offering costs	—	—	—	—	—	—	9,857,397	985	—	—	—	—	54,301,997	—	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	702,877	70	—	—	—	—	109,760	—	109,830
Repurchase of class C common stock	—	—	—	—	—	—	—	—	—	—	(45,000)	(5)	(185,845)	—	(185,850)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	19,341	—	19,341
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,441,302)	(6,441,302)

Balance, March 31, 2021	5	5	—	—	—	—	136,923,432	13,691	9,023,088	902	14,117,267	1,412	79,481,817	(45,834,678)	33,663,149

Issuance of shares of common stock for acquisitions	—	—	—	—	—	—	643,010	64	—	—	—	—	2,535,007	—	2,535,071
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	5,295,308	534	—	—	—	—	1,419,034	—	1,419,568
Conversions of Class C to Class A	—	—	—	—	—	—	1,617,067	162	—	—	(1,617,067)	(162)	—	—	—
Conversion of Class B to Class A	—	—	—	—	—	—	350,000	35	(350,000)	(35)	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	7,988	—	7,988
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,941,219)	(2,941,219)
Balance, June 30, 2021	5	$5	—	$—	—	$—	144,828,817	$14,486	8,673,088	$867	12,500,200	$1,250	$83,443,846	$(48,775,897)	$34,684,557
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2022 (As Restated)	2021
OPERATING ACTIVITIES:
Net loss	$(2,459,754)	$(9,382,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,564,357	1,015,984
Amortization	1,454,099	657,180
Gain on extinguishment of debt	—	(803,079)
Gain on forgiveness of debt	—	(159,742)
Amortization of preferred stock fair value	—	(303,764)
Gain on sale of property	(5,822,450)	—
Employee stock compensation	496,957	27,329
Income tax benefit	(204,697)	—
Amortization of debt discounts	—	1,436,052
Non-cash lease expense	224,422	210,025
Write off of inventory	71,552	—
Bad debt expense	115,835	—
Changes in current assets and liabilities:
Accounts receivable	(1,257,649)	(2,037,949)
Inventory	672,426	(2,554,413)
Contract assets	(608,743)	(1,144,546)
Prepaid expenses and other assets	(765,887)	(389,719)
Accounts payable	1,084,278	(822,645)
Accrued expenses	1,257,019	1,045,814
Contract liabilities	(2,846,166)	(950,176)
Operating lease liability	(213,041)	(218,087)
Net cash used in operating activities	(7,237,442)	(14,374,257)

INVESTING ACTIVITIES:
Capital expenditures	(756,870)	(317,958)
Proceeds from sale of property	12,454,943	—
Cash paid for acquisition	—	(16,824,000)
Cash assumed in acquisition	—	81,442
Net cash provided by (used) in investing activities	11,698,073	(17,060,516)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	55,144	54,302,982
Proceeds from issuances of notes payable, non-related party	—	15,609
Proceeds from issuances of convertible notes payable	—	408,000
Proceeds from line of credit	24,863,835	—
Repayment of mortgage on property	(4,642,043)	—
Repurchase of common stock	—	(185,850)
Repayments of notes payable, related party	—	(130,831)
Repayments of notes payable, non-related parties	(2,540,390)	(6,992,968)
Repayments of convertible notes payable	—	(1,680,964)
Repayment of line of credit	(21,427,095)	(2,821,033)
Cash paid on financing lease obligations	(317,150)	(345,303)
Net cash provided by (used) in financing activities	(4,007,699)	42,569,642

NET INCREASE IN CASH	452,932	11,134,869

CASH, BEGINNING BALANCE	3,715,666	722,583

CASH, ENDING BALANCE	$4,168,598	$11,857,452

CASH PAID FOR:
Interest	$1,224,984	$1,099,209
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$—	$1,529,398
Common stock issued for acquisition	$—	$2,535,071
ROU asset and operating lease obligation recognized under Topic 842	$8,725,000	$3,689,634
Remeasurement of finance lease liability	$—	$279,287
Equipment purchased on note payable	$243,843	$—
Conversion of Series C and Series D preferred stock for common stock	$400,092	$—
Issuance of shares of series D preferred stock for acquisition	$—	$6,653,309
Beneficial conversion feature on convertible notes	$—	$92,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2022
Note 1 – Organization and Basis of Presentation (As Restated)
The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A filed with the SEC on March 17, 2023. The results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern. The Company experienced operating income for the three months ended June 30, 2022, of $2.4 million which was an improvement over the previous quarters ended March 31, 2022, and December 31, 2021, during which the Company had an operating loss of $3.8 million and $12.5 million, respectively. While the Company had a negative cash flow used in operation of $7.2 million for the six months ended June 30, 2022, it was an improvement over the same period last year, the six months ended June 30, 2021, when the Company had a negative cash flow used in operations of $14.4 million.
As of June 30, 2022, the Company had positive working capital of approximately $13.3 million, which was an increase of $0.9 million compared to December 31, 2021. The Company has secured bank financing totaling $ 23.5 million in lines of credit of which approximately $9.9 million was unused. Likewise, subsequent to June 30, 2022, the Company raised net proceeds of approximately $9,175,000 from the sale of 14,492,754 shares of Class A common stock and the same number of warrants (see Note 10). As of the date of this Report, the Company had approximately $7.4 million in cash.

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
Note 2 – Restatement of Previously Issued Financial Statements (Unaudited)

As a result of the corrections of the errors noted in the Company's Amendment No. 1 to the Annual Report of the year ended December 31, 2021, on Form 10-K/A filed on March 17, 2023, we have restated our previously reported unaudited financial statements for the quarters ended March 31, 2022, and June 30, 2022, to reflect the carryover effects of the corrections of such errors including the recognition of additional combined depreciation and amortization of $64,273 for the three months ended March 31, 2022 and $128,546 for the six months ended June 30, 2022, as well as an increase to cost of revenue of $449,176 related to the step up in RCA's inventory valuation that was identified in the Form 10-K/A.

We are also correcting our March 31, 2022 and June 30, 2022 financial statements for the following: a) recognize an additional gain on sale of property with a corresponding increase in the right of use asset of $225,000 which is the difference between the fair market value and the purchase consideration received in the sale-leaseback transaction related to our building in June 2022, b) correct an understatement to stock-based compensation of $92,171 for the three months ended March 31, 2022 and $161,299 for the six months ended June 30, 2022 and c) recognize a tax benefit of $332,837 for the three months ended March 31, 2022 and a tax benefit of $204,697 for the six months ended June 30, 2022.

The following tables present the impact of the restatements to the applicable line items in the unaudited consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to the Company’s previously issued unaudited consolidated financial statements for the above-mentioned periods. The effects of the restatement are incorporated within Notes 1, 3, 4, 6, 7 and 8.

Consolidated Balance Sheets as of,

	March 31, 2022			June 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Inventory, net	$24,154,359	$(1,562,251)	$22,592,108	$25,687,103	$(2,011,427)	$23,675,676
Total current assets	42,401,649	(1,562,251)	40,839,398	46,542,175	(2,011,427)	44,530,748
Property and equipment, net	27,908,742	4,909	27,913,651	20,676,026	4,308	20,680,334
Intangible assets, net	36,105,313	2,339,146	38,444,459	35,451,091	2,275,474	37,726,565
Right of use assets, net	1,354,925	—	1,354,925	9,735,784	225,000	9,960,784
Goodwill	21,937,634	742,450	22,680,084	21,937,634	742,450	22,680,084
Total assets	130,381,018	1,524,254	131,905,272	135,238,785	1,235,805	136,474,590
Deferred tax liability	51,308	1,477,020	1,528,328	51,308	1,605,160	1,656,468
Total liabilities	62,345,227	1,477,020	63,822,247	64,886,947	1,605,160	66,492,107
Additional paid-in capital	131,394,135	(453,338)	130,940,797	131,684,633	(384,210)	131,300,423
Accumulated deficit	(63,376,646)	500,572	(62,876,074)	(61,351,123)	14,855	(61,336,268)
Total stockholders' equity	68,035,791	47,234	68,083,025	70,351,838	(369,355)	69,982,483
Total liabilities and stockholders’ equity	130,381,018	1,524,254	131,905,272	135,238,785	1,235,805	136,474,590

Consolidated Statements of Operations for the Three Months Ended March 31, 2022

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
General and administrative expenses	$9,045,238	$156,444	$9,201,682
Total operating expenses	9,237,168	156,444	9,393,612
Loss from operations	(3,599,711)	(156,444)	(3,756,155)
Loss before income tax	(4,175,953)	(156,444)	(4,332,397)
Income tax benefit	—	(332,837)	(332,837)
Net income (loss)	(4,175,953)	176,393	(3,999,560)

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cost of revenue	$18,661,407	$449,176	$19,110,583	$38,616,104	$449,176	$39,065,280
Gross Profit	6,609,719	(449,176)	6,160,543	12,247,176	(449,176)	11,798,000
General and administrative expenses	9,082,997	133,401	9,216,398	18,128,235	289,845	18,418,080
Gain on sale of property	(5,597,450)	(225,000)	(5,822,450)	(5,597,450)	(225,000)	(5,822,450)
Total operating expenses	3,880,382	(91,599)	3,788,783	13,117,550	64,845	13,182,395
Income (loss) from operations	2,729,337	(357,577)	2,371,760	(870,374)	(514,021)	(1,384,395)
Income (loss) before income tax	2,025,523	(357,577)	1,667,946	(2,150,430)	(514,021)	(2,664,451)
Income tax expense (benefit)	—	128,140	128,140	—	(204,697)	(204,697)
Net income (loss)	2,025,523	(485,717)	1,539,806	(2,150,430)	(309,324)	(2,459,754)

There was no impact to basic and diluted income (loss) per share for the above periods.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and Six Months Ended June 30, 2022

	Three months ended March 31, 2022			Six months ended June 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(4,175,953)	$176,393	$(3,999,560)	$(2,150,430)	$(309,324)	$(2,459,754)
Depreciation	733,459	—	733,459	1,563,756	601	1,564,357
Amortization	671,932	64,273	736,205	1,326,154	127,945	1,454,099
Gain on sale of property	—	—	—	(5,597,450)	(225,000)	(5,822,450)
Employee Stock Compensation	100,278	92,171	192,449	335,658	161,299	496,957
Income tax benefit	—	(332,837)	(332,837)	—	(204,697)	(204,697)
Inventory	1,760,757	—	1,760,757	223,250	449,176	672,426
Net cash used in operating activities	(5,900,762)	—	(5,900,762)	(7,237,442)	—	(7,237,442)
Supplemental disclosure on non-cash financing and investing activities
ROU asset and operating lease obligation recognized under Topic 842	$—	$—	$—	$8,500,000	$225,000	$8,725,000
Conversion of Series C and Series D preferred stock for common stock	$7	$400,085	$400,092	$7	$400,085	$400,092

Note 3 – Summary of Significant Accounting Policies (As Restated)
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

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Net Income	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net income (loss)	$1,539,806	183,198,579	$0.01	$(2,941,219)	161,712,406	$(0.02)
Effect of Dilutive Securities
Stock options and warrants	—	992,353	—	—	—	—
Dilute EPS
	$1,539,806	184,190,932	$0.01	$(2,941,219)	161,712,406	$(0.02)

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(2,459,754)	183,124,480	$(0.01)	$(9,382,521)	158,184,050	$(0.06)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
	$(2,459,754)	183,124,480	$(0.01)	$(9,382,521)	158,184,050	$(0.06)
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

Note 4 – Leases (As Restated)
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
Operating Leases
The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2022, and December 31, 2021:

	Classification on Balance Sheet	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$9,960,784	$1,460,206
Total lease assets		$9,960,784	$1,460,206

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$671,371	$428,596
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	9,110,746	1,066,562
Total lease liability		$9,782,117	$1,495,158

The lease expense for the six months ended June 30, 2022, was $253,121. The cash paid under operating leases during the six months ended June 30, 2022, was $251,398. At June 30, 2022, the weighted average remaining lease terms were 13.9 years, and the weighted average discount rate was 6.94%.
On June 23, 2022, the Company sold the building at 4740 S. Cleveland Ave. Fort Myers, Florida, for $13,200,000. The Company determined that they transferred control of the building to the buyer, has derecognized the asset, and recognized a gain on the sale of $5,822,450 and paid off the outstanding mortgage of $4,642,043. Under ASC 842 the Company simultaneously entered into a sale leaseback transaction where the building was then leased back for a term of 15 years with monthly rent payments that range from $67,708 to $89,305. The Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $8,725,000 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7%.

Note 5 – Debt
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
In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable (See Note 9). As of June 30, 2022, the note had a balance of $2,857,500 and accrued interest of $1,598,586 which is reflected in current liabilities in the consolidated balance sheets.
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

Note 6 – Stockholders' Equity (As Restated)

On November 29, 2021, the Company granted 983,636 continent shares of Class A common stock valued at $2,488,599 in connection with the Elecjet acquisition. These contingent shares represent equity compensation for post-acquisition services and are accounted for under ASC 718. Of this amount, 655,758 of the contingent shares valued at $1,659,063 are performance based and management determined the performance conditions were deemed not probable and as such no expense is recognized. The remaining 327,878 shares are a time-based award and is recognized based on the grant-date fair value of the shares of $829,536 over the vesting period of 3 years. As such, the Company recognized $161,299 of stock based compensation expense related to this award for the six months ended June 30, 2022.

Common Stock
The Company had the following transactions in its common stock during the six months ended June 30, 2022:
•In January 2022, the Company issued 72,152 shares of Class A common stock for no additional consideration upon conversion of 10,149 shares of Series C Preferred Stock and 78,674 of Series D Preferred Stock. The liability related to the preferred shares subject to redemption is $0 as of June 30, 2022.
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
Note 7 – Business Combinations (As Restated)
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

	Pro Forma Combined Financials (unaudited)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Sales	$27,419,003	$51,900,467
Cost of goods sold	18,792,686	36,584,402
Gross profit	8,626,317	15,316,065
Operating expenses	9,601,812	18,416,828
Loss from operations	(975,495)	(3,100,763)
Net income (loss)	(1,071,646)	(3,943,839)
Net loss per share	(0.01)	(0.02)
Note 8 – Segment Reporting (As Restated)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Construction Services	$5,669,259	$5,428,221	$9,725,463	$10,099,451
Manufacturing	7,530,475	7,557,404	16,178,570	11,295,713
Defense	2,472,207	1,145,105	5,160,188	1,145,105
Technologies	9,255,658	—	19,049,646	—
Aerospace	343,527	—	749,413	—
	$25,271,126	$14,130,730	$50,863,280	$22,540,269

Gross profit
Construction Services	$165,320	$871,860	$530,152	$714,202
Manufacturing	2,123,788	2,631,982	4,127,957	3,544,259
Defense	1,285,732	460,218	2,128,921	460,218
Technologies	2,409,220	—	4,531,519	—
Aerospace	176,483	—	479,451	—
	$6,160,543	$3,964,060	$11,798,000	$4,718,679

Income (loss) from operations
Construction Services	$(391,838)	$(752,731)	$(1,027,526)	$(2,856,533)
Manufacturing	5,386,490	477,949	4,733,141	732,138
Defense	783,704	3,622	1,206,844	3,622
Technologies	(103,010)	—	186,767	—
Aerospace	(949,767)	(705,398)	(1,865,170)	(2,923,177)
Unallocated	(2,353,819)	(1,927,659)	(4,618,451)	(2,932,336)
	$2,371,760	$(2,904,217)	$(1,384,395)	$(7,976,286)

Depreciation and amortization
Construction Services	$304,259	$421,326	$470,663	$754,048
Manufacturing	436,424	416,264	918,111	579,623
Defense	72,090	56,217	144,180	56,217
Technologies	301,519	—	545,232	—
Aerospace	275,693	48,124	622,656	226,368
Unallocated	158,807	8,807	317,614	56,908
	$1,548,792	$950,738	$3,018,456	$1,673,164

Interest Expense
Construction Services	$185,863	$300,634	$350,873	$682,470
Manufacturing	221,505	126,519	351,494	268,875
Defense	—	825	—	825
Technologies	60,431	—	115,248	—
Aerospace	912	—	2,352	—
Unallocated	493,763	602,551	751,468	1,432,376
	$962,474	$1,030,529	$1,571,435	$2,384,546
Net income (loss)
Construction Services	$(577,533)	$(193,937)	$(1,321,875)	$(2,674,205)
Manufacturing	5,355,225	366,412	4,509,460	457,659
Defense	783,704	6,384	1,206,844	6,384
Technologies	(166,986)	—	67,974	—
Aerospace	(931,810)	(705,407)	(1,831,831)	(2,923,186)
Unallocated	(2,922,794)	(2,414,671)	(5,090,326)	(4,249,173)
	$1,539,806	$(2,941,219)	$(2,459,754)	$(9,382,521)

	As of June 30, 2022	As of December 31, 2021

Total Assets
Construction Services	$18,125,882	$13,985,561
Manufacturing	42,780,471	38,302,311
Defense	10,688,747	11,982,580
Technologies	42,357,050	41,078,358
Aerospace	12,351,960	18,767,254
Unallocated	10,170,480	10,507,786
	$136,474,590	$134,623,850

Goodwill
Construction Services	$113,592	$113,592
Manufacturing	6,374,325	6,374,325
Defense	6,426,786	6,426,786
Technologies	7,852,071	7,852,071
Aerospace	1,913,310	1,913,310
	$22,680,084	$22,680,084

Accounts receivable, net
Construction Services	$4,344,834	$4,193,243
Manufacturing	3,473,169	3,192,030
Defense	1,246,766	1,371,184
Technologies	3,753,021	2,998,945
Aerospace	199,200	119,774
	$13,016,990	$11,875,176
Note 9 – Commitments and Contingencies
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
In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report Fin Capital and Grizzly Research LLC filed motions to dismiss for lack of jurisdiction. The Court has denied Fin Capital’s motion to dismiss and granted the Grizzly Research motion. However, the Court granted the Company until May 12, 2022, to file an amended complaint. The Company subsequently filed its first amended complaint. In June 2022, both Grizzly and Finn moved to dismiss the first amended complaint. As of the date of this Report, those motions were still pending. The Court denied motions of Grizzly and Finn relating to the filing of the joint planning report and entered the scheduling order. Because the scheduling order is now in place, the Company will be moving forward with discovery.
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

Note 10 – Subsequent Events
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the six months ended June 30, 2022, included under Item 1 – Financial Statements in this Quarterly Report, and our audited Financial Statements and notes thereto for the year ended December 31, 2021, contained in our Annual Report on Form 10-K/A. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.
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

Results of Operations
The following are the results of our operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change

Revenue	$25,271,126	$14,130,730	$11,140,396
Cost of revenue	19,110,583	10,166,670	8,943,913
Gross Profit	6,160,543	3,964,060	2,196,483

Operating expenses:
General and administrative expenses	9,216,398	6,353,075	2,863,323
Gain on sale of property	(5,822,450)	—	(5,822,450)
Research and development	394,835	515,202	(120,367)
Total operating expenses	3,788,783	6,868,277	(3,079,494)
Income (loss) from operations	2,371,760	(2,904,217)	5,275,977

Other income (expenses)
Interest expense	(962,474)	(1,030,529)	68,055
Gain on extinguishment of debt	—	803,079	(803,079)
Gain on forgiveness of debt	—	159,742	(159,742)
Other income	258,660	30,706	227,954
Total other expenses	(703,814)	(37,002)	(666,812)

Income (loss) before income tax	1,667,946	(2,941,219)	4,609,165

Income tax expense	128,140	—	128,140

Net income (loss)	$1,539,806	$(2,941,219)	$4,481,025
Revenue
Our revenues for the three months ended June 30, 2022, increased by $11,140,396 as compared to the three months ended June 30, 2021. In 2022, the increase in revenue is related to the acquisition of TDI, Alt Labs, and RCA. Revenues for TDI, Alt Labs, and RCA were $2,472,208, $2,958,885, and $8,910,276, respectively.
Cost of revenue
Our cost of revenue for the three months ended June 30, 2022, increased by $8,943,913 as compared to the three months ended June 30, 2021. In 2022, the increase in cost of revenue is related to the acquisition of TDI, Alt Labs, and RCA. Cost of revenue for TDI, Alt Labs, and RCA were $1,186,475, $2,100,888, and $6,752,003, respectively.
Operating expenses
Our operating expenses for the three months ended June 30, 2022, decreased by $3,079,494 as compared to the three months ended June 30, 2021. There was an increase in general and administrative expenses due to the acquisitions of TDI, Alt Labs, and RCA. Operating expenses for TDI, Alt Labs, and RCA were $922,077, $1,489,658, and $1,974,712, respectively. These were offset by the gain on sale of the Alt Labs building in Fort Meyers, Florida.

Other income (expenses)
Other expenses for the three months ended June 30, 2022, increased by $666,812 as compared to the same period in 2021. This increase was primarily due to the combined decrease of $963 thousand of extinguishment/forgiveness of debt in the three months ended June 30, 2021.
The following are the results of our operations for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change

Revenue	$50,863,280	$22,540,269	$28,323,011
Cost of revenue	39,065,280	17,821,590	21,243,690
Gross Profit	11,798,000	4,718,679	7,079,321

Operating expenses:
General and administrative expenses	18,418,080	12,179,763	6,238,317
Gain on sale of property	(5,822,450)	—	(5,822,450)
Research and development	586,765	515,202	71,563
Total operating expenses	13,182,395	12,694,965	487,430
Loss from operations	(1,384,395)	(7,976,286)	6,591,891

Other income (expenses)
Interest expense	(1,571,435)	(2,384,546)	813,111
Gain on extinguishment of debt	—	803,079	(803,079)
Gain on forgiveness of debt	—	159,742	(159,742)
Gain on sale of property	—	—	—
Other income	291,379	15,490	275,889
Total other expenses	(1,280,056)	(1,406,235)	126,179

Loss before income tax	(2,664,451)	(9,382,521)	6,718,070

Income tax benefit	(204,697)	—	(204,697)

Net loss	$(2,459,754)	$(9,382,521)	$6,922,767
Revenue
Our revenues for the six months ended June 30, 2022, increased by $28,323,011 as compared to the six months ended June 30, 2021. In 2022, the increase in revenue is related to the acquisition of TDI, Alt Labs, and RCA. Revenues for TDI, Alt Labs, and RCA were $5,160,188, $6,783,023, and $18,147,535, respectively.
Cost of revenue
Our cost of revenue for the six months ended June 30, 2022, increased by $21,243,690 as compared to the six months ended June 30, 2021. In 2022, the increase in cost of revenue is related to the acquisition of TDI, Alt Labs, and RCA. Cost of revenue for TDI, Alt Labs, and RCA were $3,031,267, $5,023,547, and $13,803,284, respectively. The net result of the increase in our cost of revenue dollars in comparison to our revenue was an increase in our gross profit percentage from 21% during the first six months ended June 30, 2021 to 23% in the first six months ended June 30, 2022.
Operating expenses
Our operating expenses for the six months ended June 30, 2022, increased by $487,430 as compared to the six months ended June 30, 2021. The increase is due to the acquisitions of TDI, Alt Labs, and RCA. Operating expenses for TDI, Alt Labs, and RCA were $922,077, $3,378,620, and $3,564,917, respectively. These were offset by the gain on sale of the Alt Labs building in Fort Meyers, Florida.
Other income (expenses)
Other expenses for the six months ended June 30, 2022, decreased by $126,179 as compared to the same period in 2021. This decrease was primarily due to the combined decrease of $963 thousand in the gain on extinguishment/forgiveness of debt in the six months ended June 30, 2021 offset by a decrease in interest expense.
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
For a summary of our significant accounting policies, refer to Note 3 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K filed on April 14, 2022.
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
Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. As a result of the restatement presented in the Form 10-K/A, management concluded that there was an additional material weakness in that we did not have in place the appropriate policies and procedures surrounding purchase accounting, accounting for deferred taxes and complex financial instruments. However, as discussed in our Annual Report for the year ended December 31, 2021, additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes. The Company is also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third-party specialty management consultant firm to help facilitate the process. The Company has engaged a tax specialist CPA Firm to ensure tax provisions are being calculated timely and accurately.
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
In May 2021, the Company and several shareholders filed a lawsuit in the United States District Court for the District of Arizona (Case number 2:21-cv-00886-MTL) against Fin Capital LLC ("Fin Cap"), and Grizzly Research LLC ("Grizzly") alleging securities fraud, tortious interference with business expectancy and libel slander for disseminating false and misleading statements about Alpine 4 and its employees to manipulate the stock price and further their own financial interests. As of the date of this Report Fin Capital and Grizzly Research LLC filed motions to dismiss for lack of jurisdiction. The Court has denied Fin Capital’s motion to dismiss and granted the Grizzly Research motion. However, the Court granted the Company until May 12, 2022, to file an amended complaint. The Company subsequently filed its first amended complaint. In June 2022, both Grizzly and Finn moved to dismiss the first amended complaint. As of the date of this Report, those motions were still pending. The Court denied motions of Grizzly and Finn relating to the filing of the joint planning report and entered the scheduling order. Because the scheduling order is now in place, the Company will be moving forward with discovery.
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

Item 1A. RISK FACTORS
Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021, includes a detailed discussion of the Company’s risk factors. However, many of the risk factors disclosed in Item 1A of our Annual Report may be further heightened or exacerbated by the impact of the COVID-19 pandemic.
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

Dated: March 28, 2023

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Larry Zic
Larry Zic
Chief Financial Officer
(Principal Financial Officer)