Form 10-Q
period 2022-09-30
ALPINE 4 HOLDINGS, INC.
filed 2023-04-25
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 24, 2023, the issuer had 180,037,350 shares of its Class A common stock issued and outstanding, 7,248,088 shares of its Class B common stock issued and outstanding and 12,256,816 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute and the services we provide; our ability to obtain products from the respective manufacturers; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2021, as amended.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,452,076	$3,715,666
Accounts receivable, net	16,457,483	11,875,176
Inventory	24,982,586	24,419,654
Contract assets	1,407,506	877,904
Prepaid expenses and other current assets	2,566,211	1,955,907
Total current assets	50,865,862	42,844,307

Property and equipment, net	19,905,697	28,101,471
Intangible assets, net	37,154,408	39,180,664
Right of use assets	10,208,983	1,460,206
Goodwill	22,680,084	22,680,084
Other non-current assets	1,769,147	357,118

TOTAL ASSETS	$142,584,181	$134,623,850

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,128,315	$7,744,957
Accrued expenses	6,087,231	5,074,006
Contract liabilities	3,369,492	6,359,449
Line of credit	6,047,076	4,473,489
Notes payable, current portion	3,207,354	5,690,524
Financing lease obligation, current portion	707,468	649,343
Operating lease obligation, current portion	858,994	428,596
Total current liabilities	28,405,930	30,420,364

Notes payable, net of current portion	4,346,465	8,426,105
Line of credit, net of current portion	8,941,526	5,640,051
Financing lease obligations, net of current portion	14,781,070	15,319,467
Operating lease obligations, net of current portion	9,260,313	1,066,562
Preferred stock subject to redemption	—	400,092
Deferred tax liability	1,389,987	1,861,165

TOTAL LIABILITIES	67,125,291	63,133,806

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at September 30, 2022 and December 31, 2021	5	5
Class A Common stock, $0.0001 par value, 295,000,000 shares authorized, 178,198,454 and 161,798,817 shares issued and outstanding at September 30, 2022 and December 31, 2021	17,822	16,182
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 8,548,088 shares issued and outstanding at September 30, 2022 and December 31, 2021	854	854
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,462,700 and 12,500,200 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,246	1,250
Additional paid-in capital	141,539,601	130,348,267
Accumulated deficit	(66,100,638)	(58,876,514)
Total stockholders' equity	75,458,890	71,490,044
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,584,181	$134,623,850
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues, net	$27,486,415	$17,398,316	$78,349,695	$39,938,585
Cost of revenues	21,218,317	12,950,180	60,283,597	30,771,770
Gross profit	6,268,098	4,448,136	18,066,098	9,166,815

Operating expenses:
General and administrative expenses	10,186,857	5,539,465	28,604,937	17,719,228
Research and development	88,960	581,131	675,725	1,096,333
Gain on sale of property	(115,700)	—	(5,938,150)	—
Total operating expenses	10,160,117	6,120,596	23,342,512	18,815,561
Loss from operations	(3,892,019)	(1,672,460)	(5,276,414)	(9,648,746)

Other income (expenses)
Interest expense	(1,055,687)	(351,823)	(2,627,122)	(2,736,369)
Gain on extinguishment of debt	—	—	—	803,079
Gain on forgiveness of debt	—	3,457,499	—	3,617,241
Other income (expense)	(12,940)	438,701	278,439	454,191
Total other income (expenses)	(1,068,627)	3,544,377	(2,348,683)	2,138,142

Income (loss) before income tax	(4,960,646)	1,871,917	(7,625,097)	(7,510,604)

Income tax expense (benefit)	(196,276)	54,058	(400,973)	54,058

Net income (loss)	$(4,764,370)	$1,817,859	$(7,224,124)	$(7,564,662)

Weighted average shares outstanding:
Basic	197,768,559	166,964,408	187,778,448	161,118,324
Diluted	197,768,559	168,627,907	187,778,448	161,118,324

Basic income (loss) per share	$(0.02)	$0.01	$(0.04)	$(0.04)

Diluted income (loss) per share	$(0.02)	$0.01	$(0.04)	$(0.04)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	5	$5	—	$—	—	$—	161,798,817	$16,182	8,548,088	$854	12,500,200	$1,250		$130,348,267	$(58,876,514)	$71,490,044
Issuance of shares of common stock for compensation	—	—	—	—	—	—	39,386	4	—	—	—	—		99,248	—	99,252
Conversion of series D preferred stock to Class A	—	—	—	—	—	—	63,907	7	—	—	—	—		365,463	—	365,470
Conversion of series C preferred stock to Class A	—	—	—	—	—	—	8,245	—	—	—	—	—		34,622	—	34,622
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		93,197	—	93,197
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(3,999,560)	(3,999,560)

Balance, March 31, 2022	5	5	—	—	—	—	161,910,355	16,193	8,548,088	854	12,500,200	1,250		130,940,797	(62,876,074)	68,083,025

Issuance of shares of common stock for compensation	—	—	—	—	—	—	171,850	18	—	—	—	—		132,307	—	132,325
Common shares issued for cash	—	—	—	—	—	—	76,119	8	—	—	—	—		55,136	—	55,144
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		172,183	—	172,183
Net income	—	—	—	—	—	—	—	—	—	—	—	—		—	1,539,806	1,539,806

Balance, June 30, 2022	5	5	—	—	—	—	162,158,324	16,219	8,548,088	854	12,500,200	1,250	—	131,300,423	(61,336,268)	69,982,483

Exchange of shares of common stock for compensation	—	—	—	—	—	—	37,500	4	—	—	(37,500)	(4)		—	—	—
Issuance of shares of common stock for cash, net of offering costs							14,492,754	1,448						9,173,552		9,175,000
Common shares issued for cash	—	—	—	—	—	—	1,509,876	151	—	—	—	—		1,042,167	—	1,042,318
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		23,459	—	23,459
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(4,764,370)	(4,764,370)

Balance, September 30, 2022	5	$5	—	$—	—	$—	178,198,454	$17,822	8,548,088	$854	12,462,700	$1,246	$—	$141,539,601	$(66,100,638)	$75,458,890

Balance, December 31, 2020	5	$5	—	$—	—	$—	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417		$25,144,136	$(39,393,376)	$(14,234,280)
Issuance of shares of common stock for cash, net of offering costs	—	—	—	—	—	—	9,857,397	985	—	—	—	—		54,301,997	—	54,302,982
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	702,877	70	—	—	—	—		109,760	—	109,830
Issuance of shares of Series D preferred stock for acquisition	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—
Repurchase of Class C common stock	—	—	—	—	—	—	—	—	—	—	(45,000)	(5)		(185,845)	—	(185,850)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		19,341	—	19,341
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—		92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(6,441,302)	(6,441,302)

Balance, March 31, 2021	5	5	—	—	—	—	136,923,432	13,691	9,023,088	902	14,117,267	1,412		79,481,817	(45,834,678)	33,663,149

Issuance of shares of common stock for acquisitions	—	—	—	—	—	—	643,010	64	—	—	—	—		2,535,007	—	2,535,071
Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	5,295,308	534	—	—	—	—		1,419,034	—	1,419,568
Conversions of Class C to Class A	—	—	—	—	—	—	1,617,067	162	—	—	(1,617,067)	(162)		—	—	—
Conversion of Class B to Class A	—	—	—	—	—	—	350,000	35	(350,000)	(35)	—	—		—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		7,988	—	7,988
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	(2,941,219)	(2,941,219)

Balance, June 30, 2021	5	5	—	—	—	—	144,828,817	14,486	8,673,088	867	12,500,200	1,250		83,443,846	(48,775,897)	34,684,557

Issuance of shares of common stock for convertible note payable and accrued interest	—	—	—	—	—	—	1,385,833	138	—	—	—	—		357,362	—	357,500
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—		4,604	—	4,604
Net income	—	—	—	—	—	—	—	—	—	—	—	—		—	1,817,859	1,817,859

Balance, September 30, 2021	5	$5	—	$—	—	$—	146,214,650	$14,624	8,673,088	$867	12,500,200	$1,250		$83,805,812	$(46,958,038)	$36,864,520
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(7,224,124)	$(7,564,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,313,984	1,642,638
Amortization	2,276,256	1,209,331
Gain on extinguishment of debt	—	(803,079)
Gain on forgiveness of debt	—	(3,617,241)
Gain on sale of property	(5,938,150)	—
Amortization of preferred stock subject to redemption	—	(489,823)
Employee stock compensation	520,416	31,933
Amortization of debt discounts	—	1,436,052
Operating lease expense	519,818	328,628
Write off of inventory	71,552	—
Bad debt expense	115,835	—
Changes in current assets and liabilities:
Accounts receivable	(4,698,142)	(6,096,678)
Inventory	(634,484)	(4,343,866)
Contract assets	(529,602)	(2,111,973)
Prepaid expenses and other assets	(2,022,333)	(696,471)
Accounts payable	383,358	(17,460)
Accrued expenses	1,013,225	1,045,007
Contract liabilities	(2,989,957)	(835,632)
Deferred tax liability	(471,178)	—
Operating lease liability	(419,446)	(343,670)
Net cash used in operating activities	(17,712,972)	(21,226,966)

INVESTING ACTIVITIES:
Capital expenditures	(756,870)	(2,970,087)
Proceeds from sale of property	12,454,943	—
Cash paid for equity investment	—	(350,000)
Proceeds from sale of asset	140,710	—
Cash paid for acquisition	—	(16,824,000)
Cash assumed in acquisition	—	81,442
Cash paid in international technology agreement	(250,000)	—
Net cash provided by (used) in investing activities	11,588,783	(20,062,645)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	10,272,462	54,302,982
Proceeds from issuances of notes payable, non-related party	500,000	15,609
Proceeds from issuances of convertible notes payable	—	408,000
Net proceeds from line of credit	4,875,062	897,939
Repayment of mortgage on property	(4,642,043)	—
Repurchase of common stock	—	(185,850)
Repayments of notes payable, related party	—	(235,651)
Repayments of notes payable, non-related parties	(2,664,610)	(7,041,401)
Repayments of convertible notes payable	—	(1,680,964)
Cash paid on financing lease obligations	(480,272)	(487,723)
Net cash provided by financing activities	7,860,599	45,992,941

NET INCREASE IN CASH	1,736,410	4,703,330

CASH, BEGINNING BALANCE	3,715,666	722,583

CASH, ENDING BALANCE	$5,452,076	$5,425,913

CASH PAID FOR:
Interest	$2,617,292	$1,593,255
Income taxes	$—	$54,058

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$—	$1,886,898
Common stock issued for acquisition	$—	$2,535,071
ROU asset and operating lease obligation recognized	$9,043,595	$95,029
Remeasurement of finance lease liability	$—	$279,287
Equipment purchased on note payable	$243,843	$—
Conversion of series D preferred stock for common stock	$365,470	$—
Conversion of series C preferred stock for common stock	$34,622	$—
Mortgage on property purchase	$—	$4,680,000
Accounts receivable converted to equity investment	$—	$1,000,000
Issuance of shares of series D preferred stock for acquisition	$—	$6,653,309
Beneficial conversion feature on convertible notes	$—	$92,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Alpine 4 Holdings, Inc., and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Nine Months Ended September 30, 2022
Note 1 – Organization and Basis of Presentation
The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Amended Annual Report on Form 10-K/A filed with the SEC on March 17, 2023. The results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
As of the date of this Report, the Company was a holding company owning, directly or indirectly, fourteen companies:
•A4 Corporate Services, LLC;
•ALTIA, LLC;
•Quality Circuit Assembly, Inc.;
•Morris Sheet Metal, Corp;
•JTD Spiral, Inc.;
•Excel Construction Services, LLC;
•SPECTRUMebos, Inc.;
•Vayu (US);
•Thermal Dynamics International, Inc.;
•Alternative Laboratories, LLC.;
•Identified Technologies, Corp.;
•ElecJet Corp.;
•DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
•Global Autonomous Corporation.
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
As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise doubt about the Company's ability to continue as a going concern. While the Company had a negative cash flow used in operation of $17.7 million for the nine months ended September 30, 2022, it was an improvement over the same period last year, the nine months ended September 30, 2021, when the Company had a negative cash flow used in operations of $21.2 million.
As of September 30, 2022, the Company had positive working capital of approximately $22.5 million, which was an increase of $10.0 million compared to December 31, 2021. The Company has secured bank financing totaling $33.0 million in lines of credit of which approximately $2.1 million was unused as of September 30, 2022. Likewise, subsequent to June 30, 2022, the Company raised net proceeds of approximately $9.2 million from the sale of 14,492,754 shares of Class A common stock and the same number of warrants.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) combined with improved gross profit performance from the existing operating companies. The Company also may raise funds through debt financing, securing additional lines of credit, and the sale of shares in public or private offerings.

Going Concern
The accompanying financial statements have been prepared on a going concern basis. While the working capital deficit of prior years has improved, and working capital of the Company is currently positive, continued operating losses causes doubt as to the ability of the Company to continue as a going concern. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to profitable operations are necessary for the Company to continue. The uncertainity that exists with these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related to the going concern uncertainty, the Company has a three-fold plan to resolve these risks. First, the operating subsidiaries of QCA, TDI, IDT and RCA plan to expand their revenues and profits yielding increased cash flow in those operating segments. This plan will allow for an increased level of cash flow to the Company. Second, the Company has expanded its credit facilities at the subsidiary level over the past 12 months to allow for greater borrowing accessibility if needed for the expansion of product lines and sales opportunities and plans to extend or refinance any lines of credit coming due over the next 12 months in order to provide additional financing. Finally, operating companies hard hit by the supply-chain related price increases such as Morris Sheet Metal, Alternative Laboratories, and Excel Construction have begun to experience an easing in the procurement and cost overruns of limited product supply. This subsequently has added to increased cash flow to those entities and less reliance on the Company to fund those activities. Although this plan is in place to mitigate the risk related to the going concern uncertainty, substantial doubt remains due to uncertainty around the growth projections and lack of control of many of the factors included in the Company's plan.

Entity level risks
The ultimate impact from COVID-19 on the Company’s operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond. COVID-19 did have a negative impact on the Company’s financial performance in 2021. Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. As of the date of this Report, those events were continuing to escalate and create increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, the military conflict between Russia and Ukraine is increasing supply interruptions and further hindering our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2022 and beyond.
Note 2 – Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2022 and December 31, 2021. Significant intercompany balances and transactions have been eliminated.
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
Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

During Q3, there was a triggering event related to the customer list for Alt Labs which required an analysis to be performed prior to the annual review. This analysis was performed in conjunction with a third-party valuation specialist. As a result of the analysis, it was determined that the value of the estimated future cash flows were greater than the carrying value of the reporting unit's assets. As such, no impairment was recognized during the nine months ended September 30, 2022.
Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of September 30, 2022 and December 31, 2021, the reporting units with goodwill were QCA, Morris, Excel, Alt Labs, TDI, Identified Technology, ElecJet, and RCA.
Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of September 30, 2022, and December 31, 2021, the Company had no cash equivalents.

The FDIC insures up to $250,000 per account with any excess amount in each account being uninsured. Total bank balances were $6,116,524 and $3,522,275, respectively, as of September 30, 2022, and December 31, 2021. Of this amount, $4,042,651 and $2,002,433 were uninsured. All uninsured amounts are held with J.P. Morgan Chase.
Major Customers
The Company had one customer, W.W. Grainger Inc., that made up 17% of accounts receivable as of September 30, 2022. The Company had no customer that made up over 10% of accounts receivable as of December 31, 2021.
For the nine months ended September 30, 2022, the Company had one customer, W.W. Grainger Inc., that made up 12% of total revenues. For the nine months ended September 30, 2021, the Company had one customer, Rivian Automotive, Inc., that made up 13% of total revenues.
For the nine months ended September 30, 2022, the Company had received 11% of total revenues from prime contractors.
Inventory
Inventory for all subsidiaries is valued at weighted average. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory is segregated into three areas, raw materials, work-in-process and finished goods. Inventory at September 30, 2022 and December 31, 2021, consists of:

	September 30, 2022	December 31, 2021
Raw materials	$8,685,568	$8,253,104
Work in process	2,500,893	2,480,979
Finished goods	13,796,125	13,685,571
Inventory	$24,982,586	$24,419,654
Fair value measurements
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
The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and lines of credit. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.
We calculate the estimated fair value of a reporting unit using a combination of the income and market approaches. For the income approach, we use a discounted cash flow models developed in connection with our third-party valuation specialists that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates; and estimated discount rates. For the market approach, we use analyses based primarily on market comparables. We base these assumptions on historical data and experience, industry projections, and general economic conditions.
The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of September 30, 2022, and December 31, 2021, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis as all of our assets were Level 1.
Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All cost related to research and development activities are expensed as incurred. During the nine months ended September 30, 2022 and 2021, research and development cost totaled $675,725 and $1,096,333, respectively.
Earnings (loss) per share
The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The amount of anti-dilutive shares related to stock options and warrants for the three and nine months ended September 30, 2022 was 19,651,069. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS
Net income (loss)	$(4,764,370)	197,768,559	$(0.02)	$1,817,859	166,964,408	$0.01
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	1,663,499	—
Dilute EPS
	$(4,764,370)	197,768,559	$(0.02)	$1,817,859	168,627,907	$0.01

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Net loss	$(7,224,124)	187,778,448	$(0.04)	$(7,564,662)	161,118,324	$(0.04)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
	$(7,224,124)	187,778,448	$(0.04)	$(7,564,662)	161,118,324	$(0.04)
Revenue Recognition
The Company recognizes revenue under ASC Topic 606, Revenue from contract with Customers ("Topic 606"). The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.
Revenue is recognized under Topic 606, at a point in time and over a period of time, in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:
–executed contract with the Company's customers that it believes are legally enforceable;
–identification of performance obligations in the respective contract;
–determination of the transaction price for each performance obligation in the respective contract;
–allocation of the transaction price to each performance obligation; and
–recognition of revenue only when the Company satisfies each performance obligation.

The following table presents our revenues disaggregated by type for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$7,354,658	$—	$11,581,471	$—	$18,936,129
Sale of services	5,097,834	—	3,098,735	—	353,717	8,550,286
Total revenues	$5,097,834	$7,354,658	$3,098,735	$11,581,471	$353,717	$27,486,415

	Nine Months Ended September 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$23,533,228	$—	$30,631,117	$—	$54,164,345
Sale of services	14,823,297	—	8,258,923	—	1,103,130	24,185,350
Total revenues	$14,823,297	$23,533,228	$8,258,923	$30,631,117	$1,103,130	$78,349,695

The following table presents our revenues disaggregated by type for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Construction Services	Manufacturing	Defense	Total
Sale of goods	$—	$10,210,549	$—	$10,210,549
Sale of services	5,465,881	—	1,721,886	7,187,767
Total revenues	$5,465,881	$10,210,549	$1,721,886	$17,398,316

	Nine Months Ended September 30, 2021
	Construction Services	Manufacturing	Defense	Total
Sale of goods	$—	$21,506,262	$—	$21,506,262
Sale of services	15,565,332	—	2,866,991	18,432,323
Total revenues	$15,565,332	$21,506,262	$2,866,991	$39,938,585
Note 3 – Leases
The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

As of September 30, 2022, the future minimum finance and operating lease payments were as follows:

Twelve Months Ending September 30,	Finance Leases	Operating Leases
2023	$1,923,293	$1,522,087
2024	1,946,149	1,552,434
2025	1,913,004	1,230,634
2026	1,859,153	866,543
2027	1,901,536	883,873
Thereafter	15,338,003	9,687,942
Total payments	24,881,138	15,743,513
Less: imputed interest	(9,392,600)	(5,624,206)
Total obligation	15,488,538	10,119,307
Less: current portion	(707,468)	(858,994)
Non-current financing leases obligations	$14,781,070	$9,260,313
Finance Leases
As of September 30, 2022, all finance leases in the table above were related to property and equipment, and are included as part of property and equipment, net on the consolidated balance sheet. Of this amount, the book value related to buildings totaled $16,446,287, which had a remaining obligation of $15,082,152. The book value related to equipment totaled $790,800, which had a remaining obligation of $406,386. Depreciation expense associated with the finance leases within property and equipment was $938,863 for the nine months ended September 30, 2022, and is recorded within general and administrative expenses on the consolidated statement of operations. Interest expense on finance leases for the nine months ended September 30, 2022 was $946,241 and is recorded in interest expense on the consolidated statement of operations. At September 30, 2022, the weighted average remaining lease terms were 12.19 years, and the weighted average discount rate was 8.01%.
Operating Leases
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of September 30, 2022, and December 31, 2021:

	Classification on Balance Sheet	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$10,208,983	$1,460,206
Total lease assets		$10,208,983	$1,460,206

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$858,994	$428,596
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	9,260,313	1,066,562
Total lease liability		$10,119,307	$1,495,158

The operating lease expense for the nine months ended September 30, 2022, was $519,818, and is recorded within general and administrative expenses on the consolidated statement of operations. The cash paid under operating leases during the nine months ended September 30, 2022, was $645,065. At September 30, 2022, the weighted average remaining lease terms were 13.36 years, and the weighted average discount rate was 6.88%.
On June 23, 2022, the Company sold the building at 4740 S. Cleveland Ave. Fort Myers, Florida, for $13,200,000. The Company determined that it had transferred control of the building to the buyer, has derecognized the asset, and recognized a gain on the sale of $5,822,450 and paid off the outstanding mortgage of $4,642,043. The Company simultaneously entered into a sale leaseback transaction where the building was then leased back for a term of 15 years with monthly rent payments that range from $67,708 to $89,305. The Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $8,725,000 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7%.
On June 26, 2022, the Company entered into a lease agreement, effective July 1, 2022, for the building being utilized by its subsidiary, Vayu. Under ASC 842, Leases, the Company determined the lease to be an operating lease and recognized a right-of-use asset and operating lease liability of $543,595 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 5% and a term of 3 years with monthly rent payments that range from $16,000 to $16,800.
Note 4 – Debt
The outstanding balances for the loans as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Lines of credit, current portion	$6,047,076	$4,473,489
Equipment loans, current portion	82,059	61,640
Term notes, current portion	3,125,295	5,628,884
Total current	9,254,430	10,164,013
Lines of credit, net of current portion	8,941,526	5,640,051
Long-term portion of equipment loans and term notes	4,346,465	8,426,105
Total notes payable and line of Credit	$22,542,421	$24,230,169
Future scheduled maturities of outstanding debt are as follows:

Twelve Months Ending September 30,
2023	$9,254,430
2024	3,986,235
2025	1,675,770
2026	775,497
2027	6,785,489
Thereafter	65,000
Total	$22,542,421
In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable (see Note 8). As of September 30, 2022, the note had a balance of $2,857,500. In connection to this note, there is accrued interest of $1,082,718, and late fees of $722,007, both of which are reflected in accrued expenses on the consolidated balance sheets.
During 2022, the Company had four revolving lines of credit in the aggregate of $33.0 million, including one capital expenditures line of credit of $0.5 million. The revolving lines of credit used as of September 30, 2022, totaled $15.0 million with interest rates ranging from prime plus 2.50% - 4.25% and terms ranging from one to five years. Accounts receivables, inventory, and property and equipment are pledged as collateral on the various lines of credit. As of September 30, 2022, the Company had $2.1 million in additional funds available to borrow. The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. As of the date of this Report, the Company was not in compliance with these covenants as the 10-Q report was not filed within 45 days from the quarter ended September 30, 2022. However, the Company received waivers which allows the covenant to be in compliance if the report is filed within 60 days. These waivers were then revised to extend through April 28th, 2023. As such, the Company will be in compliance with the covenants as of the date of this report.
In June 2022, the Company paid the outstanding principal balance of $2,374,061 on three notes payable due to the sellers of Morris Sheet Metal, Corp. that matured during the year.

Note 5 – Stockholders' Equity
On November 29, 2021, the Company granted 983,636 continent shares of Class A common stock valued at $2,488,599 in connection with the ElecJet acquisition. These contingent shares represent equity compensation for post-acquisition services and are accounted for under ASC 718. Of this amount, 655,758 of the contingent shares valued at $1,659,063 are performance based and management determined the performance conditions were deemed not probable and as such no expense is recognized. The remaining 327,878 shares are a time-based award and is recognized based on the grant-date fair value of the shares of $829,536 over the vesting period of 3 years. As such, the Company recognized $69,128 and $230,427, respectively, of stock based compensation expense related to this award for the three and nine months ended September 30, 2022.
Common Stock
The Company had the following transactions in its common stock during the nine months ended September 30, 2022:
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
•In April 2022, the Company issued 171,850 shares of Class A common stock at a value of $132,325 as employee compensation.
•During May and June 2022, the Company issued 76,119 shares of Class A common stock for cash of $55,144 in connection with a registered at-the-market offering (the "ATM Offering").
•In July 2022, the Company sold 14,492,754 shares of Class A common stock and 14,492,754 warrants to certain investors, under a registered direct offering, for net proceeds of $9,175,000. The warrants have an exercise price of $0.69 per share and a term of 5 years.
•In July 2022, the Company issued 60,600 shares of Class A common stock for cash of $42,318 in connection with its ATM offering.
•In August 2022, certain investors exercised 1,449,276 warrants at an exercise price of $0.69, for net proceeds of $1,000,000.
•In September 2022, certain shareholders converted 37,500 shares of Class C common stock into 37,500 shares of Class A common stock.
Stock Options
The following summarizes the stock option activity for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,790,000	$0.19	6.09	$3,098,055
Granted	2,084,620	0.77
Forfeited	(643,722)	0.32
Exercised	—	—
Outstanding at September 30, 2022	3,230,898	$0.54	8.16	$538,390

Vested and expected to vest at September 30, 2022	3,230,898	$0.54	8.16	$538,390

Exercisable at September 30, 2022	1,079,813	$0.14	5.62	$491,374

The following table summarizes information about options outstanding and exercisable as of September 30, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.05	979,000	5.63	$0.05	886,813	$0.05
0.10	85,000	5.53	0.10	85,000	0.10
0.77	2,058,898	9.59	0.77	—	—
0.90	108,000	4.52	0.90	108,000	0.90
	3,230,898			1,079,813
During the nine months ended September 30, 2022 and 2021, stock option expense amounted to $58,406 and $31,933, respectively. Unrecognized stock option expense as of September 30, 2022, amounted to $1,312,637, which will be recognized over a period extending through April 2025.
During the nine months ended September 30, 2022, the Company issued 2,084,620 options in connection with the Company's 2021 Employee Equity Incentive Plan (the "Plan"). The options have an exercise price of $0.77, vest annually over a three year vesting period and expire on April 29, 2032.
The fair value of the 2,084,620 options issued in connection with the Plan is $1,534,401, and was determined using the Black-Scholes option pricing model with the following assumptions:

Stock price	$0.77
Risk-free interest rate	2.90%
Expected life of the options	6.25 years
Expected volatility	158%
Expected dividend yield	0%
Warrants
The following summarizes the warrants activity for the nine months ended September 30, 2022:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	5,527,778	$3.32	3.87	$—
Granted	14,492,754	0.69	4.85	—
Forfeited	—	—	—	—
Exercised	(1,449,276)	0.69	—	—
Outstanding at September 30, 2022	18,571,256	$1.47	4.56	$—

Vested and expected to vest at September 30, 2022	18,571,256	$1.47	4.56	$—

Exercisable at September 30, 2022	18,571,256	$1.47	4.56	$—

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2022:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.60	416,667	2.39	$6.60	416,667	$6.60
2.52	396,825	2.19	2.52	396,825	2.52
3.10	4,285,715	4.15	3.10	4,285,715	3.10
3.08	428,571	4.15	3.08	428,571	3.08
0.69	13,043,478	4.85	$0.69	13,043,478	0.69
	18,571,256			18,571,256

During the year ended December 31, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock. The warrants have an exercise price of $6.60, were exercisable as of August 16, 2021 and expire on February 16, 2025. The Company issued another 428,571 warrants to a placement agent in connection with the sale of its common stock. The warrants have an exercise price of $3.08, were exercisable as of May 26, 2022, and expire November 22, 2026. The Company issued another 396,825 warrants in connection with the RCA acquisition. The warrants have an exercise price of $2.52, were exercisable as of December 9, 2021, and expire December 9, 2024. During July 2022, the Company issued 14,492,754 warrants to certain investors in connection with the sale of its common stock. The warrants have an exercise price of $0.69, were exercisable as of July 13, 2022, and expire July 13, 2027.

The fair value of the 416,667, the 428,571, and the 396,825 warrants issued to the placement agent in connection with a registered direct offering, and to the RCA sellers in connection with the DTI/RCA acquisition (discussed below in Note 6) during the year ended December 31, 2021, are $2,498,637, $902,414, and $668,863 respectively, and was determined using the Black-Scholes option pricing model. The fair value of the 14,492,754 warrants issued to the placement agent during the nine months ended September 30, 2022, are $7,083,038, and was determined using the Black-Scholes option pricing model. All of these warrants were determined using the following assumptions:

Stock price	$0.62-$7.03
Risk-free interest rate	0.01%-1.02%
Expected life of the options	1.5-5 years
Expected volatility	157-347%
Expected dividend yield	0%
The fair value of the warrants was recorded as offering costs with a corresponding credit to additional paid in capital.
Note 6 – Business Combinations
DTI Services (doing business as RCA Commercial Electronics) ("RCA")

On December 13, 2021, the Company purchased DTI Services (RCA), to add to its technology portfolio of companies. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is acquiring the outstanding capital of RCA and continuing the business of RCA. The company acquired 100% of specific RCA assets and liabilities. A summary of the finalized purchase price allocation at fair value is presented below:

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
$20,351,401

For the nine months ended September 30, 2022, RCA earned $29.6M in revenue and had a net income of $432,782 that is reported on the consolidated statement of operations.

For tax purposes, the Goodwill will be deductible under IRC section 197, since the transaction was treated as an asset purchase.
The following are the unaudited pro forma results of operations for the three and nine months ended September 30, 2021, as if Vayu, TDI, Alt Labs, Identified Technologies, ElecJet, and RCA had been acquired on January 1, 2021. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Sales	$27,297,565	$79,198,032
Cost of goods sold	19,884,795	56,469,197
Gross profit	7,412,770	22,728,835
Operating expenses	8,089,599	26,506,427
Loss from operations	(676,829)	(3,777,592)
Net income (loss)	3,490,541	(327,522)
Net income (loss) per share	0.02	—

Note 7 – Segment Reporting

The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended September 30, 2022, the Company increased its reportable segments to eight segments as the financial performance of certain operating segments has diverged to no longer satisfy the segment reporting aggregation criteria. This segment created new reportable segments within the five silo’s previously disclosed by the Company as reportable segments. All segments and the subsidiaries within each segment are geographically located in North America. Each subsidiary that is siloed together is based upon similar products or product lines, customer base, selling and distribution characteristics, and other common attributes. As such, the financial results are logical to review in this manner for comparison, trend, deviations ,etc. purposes. These silos are then further disaggregated based on the segment reporting guidance as certain entities have different historical financial performance based on the historical financial characteristics and maturation of the business that was acquired.

Management excludes the following when reviewing the profit/loss by segment.
•Intercompany Sales/COGS
•Management fees to the parent Company
•Income tax benefit/expense

There has not been any change to the measurement method in how management reviews the profit/loss by segment.

The operating segments and their business activity are as follows:

A4 Construction Services Morris Sheet Metal (“MSM”) provides commercial construction services primarily as a sheet metal contractor.

A4 Construction Services Excel Construction (“Excel”) provides commercial construction services primarily as a sheet metal contractor.

A4 Manufacturing Quality Circuit Assembly (QCA) is a contract manufacturer within the technology industry.

A4 Manufacturing Alternative Labs (“Alt Labs”) is a contract manufacturer within the dietary & nutraceutical supplements industry.

A4 Defense Thermal Dynamics does contracting for the US Government particularity for the US Defense Department and US Department of State.

A4 Technologies RCA Commercial Electronics (“RCA”) is a B2B commercial electronics manufacturer.

A4 Technologies ElecJet is a battery research & development company.

A4 Aerospace Varyu is a drone aircraft manufacturer.

A4 All Other includes the QCA-Central, Identified Technologies and Corporate operating segments.

The Company’s reportable segments for the three and nine months ended September 30, 2022, and September 30, 2021, and as of September 30, 2022, and December 31, 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
A4 Construction Services - MSM	$4,641,335	$4,993,987	$13,735,021	$13,867,069
A4 Construction Services - Excel	456,499	471,890	1,088,276	1,698,263
A4 Manufacturing - QCA	4,006,665	4,188,957	12,566,907	11,696,926
A4 Manufacturing - Alt Labs	2,707,513	5,589,766	9,490,536	8,705,251
A4 Defense - TDI	3,098,735	1,721,886	8,258,923	2,866,991
A4 Technologies - RCA	11,477,833	—	29,625,368	—
A4 Technologies - ElecJet	103,638	—	1,005,749	—
A4 Aerospace - Vayu	—	—	25,000	—
All Other	994,197	431,830	2,553,915	1,104,085

	$27,486,415	$17,398,316	$78,349,695	$39,938,585

Gross profit
A4 Construction Services - MSM	$234,789	$519,050	$890,383	$955,569
A4 Construction Services - Excel	(171,476)	159,652	(296,918)	437,335
A4 Manufacturing - QCA	682,784	1,594,657	2,859,017	3,757,319
A4 Manufacturing - Alt Labs	555,918	1,498,352	2,315,394	2,878,248
A4 Defense - TDI	914,723	641,144	3,043,644	1,101,362
A4 Technologies - RCA	3,805,942	—	8,150,193	—
A4 Technologies - ElecJet	(92,494)	—	94,774	—
A4 Aerospace - Vayu	—	—	25,000	—
All Other	337,912	35,281	984,611	36,982
	$6,268,098	$4,448,136	$18,066,098	$9,166,815

Income (loss) from operations
A4 Construction Services - MSM	$(306,425)	$(443,212)	$(775,005)	$(2,660,173)
A4 Construction Services - Excel	(448,104)	(164,582)	(1,007,050)	(804,154)
A4 Manufacturing - QCA	(29,101)	930,902	656,151	1,890,882
A4 Manufacturing - Alt Labs	(1,317,979)	146,526	2,885,326	203,366
A4 Defense - TDI	336,401	(135,575)	1,543,245	(131,953)
A4 Technologies - RCA	1,635,201	—	2,394,868	—
A4 Technologies - ElecJet	(305,485)	—	(878,385)	—
A4 Aerospace - Vayu	(911,805)	(963,134)	(2,538,133)	(3,886,311)
All Other	(2,544,722)	(1,043,385)	(7,557,431)	(4,260,403)
	$(3,892,019)	$(1,672,460)	$(5,276,414)	$(9,648,746)

Depreciation and amortization
A4 Construction Services - MSM	$171,960	$168,159	$509,706	$776,591
A4 Construction Services - Excel	67,525	72,807	200,442	218,423
A4 Manufacturing - QCA	105,573	94,244	314,356	280,111
A4 Manufacturing - Alt Labs	242,527	300,064	803,510	473,712
A4 Defense - TDI	72,338	87,322	216,518	143,539
A4 Technologies - RCA	270,300	—	610,399	—
A4 Technologies - ElecJet	103,532	—	308,665	—
A4 Aerospace - Vayu	258,871	222,291	792,765	448,659
All Other	279,158	233,918	833,879	510,934
	$1,571,784	$1,178,805	$4,590,240	$2,851,969

Interest Expense
A4 Construction Services - MSM	$98,811	$87,379	$326,056	$603,580
A4 Construction Services - Excel	$61,292	62,649	184,920	228,918
A4 Manufacturing - QCA	$78,269	73,599	202,159	176,387
A4 Manufacturing - Alt Labs	$200,285	382	351,962	622
A4 Defense - TDI	$—	—	—	825
A4 Technologies - RCA	$103,438	—	218,686	—
A4 Technologies - ElecJet	$—	—	—	—
A4 Aerospace - Vayu	$4,448	(186,059)	4,448	(489,823)

All Other	$509,144	313,873	1,338,891	2,215,860
	$1,055,687	$351,823	$2,627,122	$2,736,369
Net income (loss)
A4 Construction Services - MSM	$(403,258)	$2,020,143	$(1,042,559)	$151,779
A4 Construction Services - Excel	(509,396)	(227,231)	(1,191,970)	(1,033,072)
A4 Manufacturing - QCA	(148,902)	1,417,547	386,728	2,288,976
A4 Manufacturing - Alt Labs	(1,512,864)	472,402	2,673,865	529,001
A4 Defense - TDI	336,401	(120,481)	1,543,245	(114,097)
A4 Technologies - RCA	1,531,763	—	2,176,182	—
A4 Technologies - ElecJet	(305,413)	—	(881,858)	—
A4 Aerospace - Vayu	(916,253)	(777,075)	(2,542,581)	(3,396,497)
All Other	(2,836,448)	(967,446)	(8,345,176)	(5,990,752)
	$(4,764,370)	$1,817,859	$(7,224,124)	$(7,564,662)

	As of September 30, 2022	As of December 31, 2021

Total Assets
A4 Construction Services - MSM	$11,595,295	$10,935,355
A4 Construction Services - Excel	2,873,680	3,050,206
A4 Manufacturing - QCA	13,478,008	11,869,711
A4 Manufacturing - Alt Labs	25,453,935	23,173,298
A4 Defense - TDI	12,198,205	11,982,580
A4 Technologies - RCA	29,304,054	28,174,091
A4 Technologies - ElecJet	13,031,136	12,904,267
A4 Aerospace - Vayu	14,115,581	14,702,838
All Other	20,534,287	17,831,504
	$142,584,181	$134,623,850

Goodwill
A4 Construction Services - MSM	$113,592	$113,592
A4 Construction Services - Excel	—	—
A4 Manufacturing - QCA	1,963,761	1,963,761
A4 Manufacturing - Alt Labs	4,410,564	4,410,564
A4 Defense - TDI	6,426,786	6,426,786
A4 Technologies - RCA	1,355,728	1,355,728
A4 Technologies - ElecJet	6,496,343	6,496,343
A4 Aerospace - Vayu	—	—
All Other	1,913,310	1,913,310
	$22,680,084	$22,680,084

Accounts receivable, net
A4 Construction Services - MSM	$5,065,221	$3,906,271
A4 Construction Services - Excel	258,517	286,972
A4 Manufacturing - QCA	2,762,178	2,339,597
A4 Manufacturing - Alt Labs	873,108	406,333
A4 Defense - TDI	1,455,881	1,371,184
A4 Technologies - RCA	5,376,059	2,961,201
A4 Technologies - ElecJet	50,327	37,744
A4 Aerospace - Vayu	—	—
All Other	616,192	565,874
	$16,457,483	$11,875,176
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
In August 2020, in a matter relating to the Company’s subsidiary Horizon Well Testing, LLC (“Horizon”), the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon dba Venture West Energy Services, LLC ("VWES"). The Company brought suit in 2020 seeking to avoid the claimed liability due from the Company to Alan Martin, for the Company’s 2017 purchase of Mr. Martin’s business, Horizon. On summary judgment, the court found that the Company’s claim was barred by a time-limiting clause for indemnification claims. The Company disagrees with the court’s ruling and intends to appeal. Before the Company can file its appeal of the summary judgment order, the court must resolve Mr. Martin’s counterclaim in which Mr. Martin claims that Mr. Martin remains unpaid on the promissory note, as modified, under which the Company purchased the Horizon. The note balance is alleged to have a principal sum due of $3.3 million, plus interest at 8% accruing from 2019 to present, plus late fees accruing at $575 per day (see note 4). The Company continues to dispute the amount claimed due. As well, the Company’s legal position remains that the indebtedness should be discharged due to material misrepresentations by Mr. Martin in the original transaction.
In October 2021, in a matter relating to the Company’s subsidiary Horizon Well Testing, LLC (“Horizon”), the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and breach of contract with respect to their employment contracts with Horizon. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 37,500 shares of Class A Common stock, and subsequently Mr. Morse’s case has been dismissed. Subsequently, a proposed settlement offer similar to the terms agreed to with Mr. Morse has been provided to Mr. Karraker, for which the Company is pending a response The Company has reached out to Mr. Hobbs to settle on terms similar to Mr. Morse but has not received a response and a formal proposal has not been sent.

Note 9 – Subsequent Events
In October 2022, the Company's subsidiary, Vayu, entered into a four-year Supplier Agreement with a U.S. Government contractor for Vayu's Unmanned Aerial Vehicles ("UAVs") to be supplied to Africa for assistance in counter terrorism activities.
In October 2022, the Company entered into a lease in San Jose, California through March 1, 2033. The Company determined the lease to be an operating lease and recognized a right-of-use asset of and operating lease liability of $5,506,357 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 4%.
In November 2022, the Company received a complaint filed by Mr. Mark Bell in the district court of Idaho (CV42-22-4066) with regard to the Company’s February 2020 purchase of Excel Fabrication LLC (“Excel”) from Mr. Bell, over the Company’s refusal to continue paying on a $2,300,000 note comprising part of the purchase consideration. In December 2022 the Company counter-sued Mr. Bell for breach of contract, fraud, and misrepresentation in the February 2020 sale of Excel to the Company. The case is set for trial in June of 2024.
In December 2022, the Company’s subsidiary Excel Fabrication LLC (“Excel”) received a demand for binding arbitration (AAA Case No. 01-22-0004-9935) by Starr Corporation of Idaho, a contractor for whom Excel Fabrication LLC was performing as sub-contractor and who stopped its work for Starr Corporation pursuant to its claimed contract right of termination due to failure of Starr Corporation to make payment within the contracted period for payment for work satisfactorily performed. Starr Corporation claims that Excel’s termination was wrongful, and seeks approximately $500,000, reflecting its costs in having to complete work that was called for under the contract. Excel is seeking a determination that its termination was rightful under the terms of the contract between the parties, and in addition seeks payment on its unpaid billing submittals and additional costs. Arbitration hearings are scheduled to commence in April 2024.
In February 2023 the Company learned that a complaint the State of New York brought against Vayu in 2019 (prior to the Company’s ownership of Vayu) seeking a refund for two returned airframes, a case which had originally been dismissed for lack of jurisdiction, had become revived by virtue of New York’s highest court ruling (State of New York v Vayu, APL-2021-00148) that the State’s long arm statute applied to the 2016 transaction between Vayu and the State University of New York at Stonybrook. Total damages sought by the State of New York are less than $100,000, including interest and costs. The company is currently considering its options for reaching a settlement with the State of New York, and for the possibility of seeking redress from the previous owners of Vayu.
In April 2023, a certain investor converted 1.3 million shares of Class B common stock and 1 share of Class B preferred stock for 1,300,001 shares of Class A common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the nine months ended September 30, 2022, included under Item 1 – Financial Statements in this Quarterly Report, and our audited Financial Statements and notes thereto for the year ended December 31, 2021, contained in our Annual Report on Form 10-K/A. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.
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
Alpine 4 maintains our corporate office located at 2525 E. Arizona Biltmore Circle, Suite 237, Phoenix, Arizona 85016. ALTIA works out of the headquarters offices. QCA rents a location at 1709 Junction Court #380 San Jose, California 95112. Morris Sheet Metal and JTD Spiral are located at 6212 Highview Dr, Fort Wayne, Indiana 46818. Excel Construction Services’ office and fabrication space are located at 297 Wycoff Cir, Twin Falls, Idaho 83301. Vayu (US) has its headquarters at 3753 Plaza Drive, Ann Arbor, Michigan 48108. The headquarters for TDI are located at 14955 Technology Ct, Fort Myers, Florida 33912. Alt Labs has its headquarters at 4740 S. Cleveland Ave. Fort Myers, Florida 33907. The Identified Technologies Corporation headquarters are located at 6401 Penn Ave, Suite 211, Pittsburgh, Pennsylvania 15206. ElecJet has its headquarters at 5935 W 84th St, Indianapolis, Indiana 46278. RCA Commercial Electronics has its headquarters at 5935 W 84th St, Indianapolis, Indiana 46278. Global Autonomous Corporation has its offices at 2525 E Arizona Biltmore Circle, Suite 237, Phoenix Arizona 85016.
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

Results of Operations
The following are the results of our operations for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change

Revenue	$27,486,415	$17,398,316	$10,088,099
Cost of revenue	21,218,317	12,950,180	8,268,137
Gross Profit	6,268,098	4,448,136	1,819,962

Operating expenses:
General and administrative expenses	10,186,857	5,539,465	4,647,392
Research and development	88,960	581,131	(492,171)
Gain on sale of property	(115,700)	—	(115,700)
Total operating expenses	10,160,117	6,120,596	4,039,521
Loss from operations	(3,892,019)	(1,672,460)	(2,219,559)

Other income (expenses)
Interest expense	(1,055,687)	(351,823)	(703,864)
Gain on forgiveness of debt	—	3,457,499	(3,457,499)
Other income (expense)	(12,940)	438,701	(451,641)
Total other income (expenses)	(1,068,627)	3,544,377	(4,613,004)

Income (loss) before income tax	(4,960,646)	1,871,917	(6,832,563)

Income tax expense (benefit)	(196,276)	54,058	(250,334)

Net income (loss)	$(4,764,370)	$1,817,859	$(6,582,229)
Revenue
Our revenues for the three months ended September 30, 2022, increased by $10,088,099 as compared to the three months ended September 30, 2021. In 2022, the increase in revenue was related to the RCA acquisition. Revenues for RCA for the three months ended September 30, 2022 was $11,477,833. The remaining decline in revenues is due to loss of major customers for Alt Labs.
Cost of revenue
Our cost of revenue for the three months ended September 30, 2022, increased by $8,268,137 as compared to the three months ended September 30, 2021. In 2022, the increase in cost of revenue is related to the acquisition of RCA. Cost of revenue for RCA was $7,671,891. The remaining increase in cost of revenues is related to increased pricing from supply chain shortage.
Operating expenses
Our operating expenses for the three months ended September 30, 2022, increased by $4,039,521 as compared to the three months ended September 30, 2021. The increase is due to the acquisition of RCA.

Other income (expenses)
Other income for the three months ended September 30, 2022, decreased by $4,613,004 as compared to the same period in 2021. This decrease was primarily due to the gain on forgiveness of debt from the PPP loans forgiven in 2021. The increase in interest expense is due to interest incurred on the various lines of credit totaling $232,506 for the three months ended September 30, 2022.
The following are the results of our operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change

Revenue	$78,349,695	$39,938,585	$38,411,110
Cost of revenue	60,283,597	30,771,770	29,511,827
Gross Profit	18,066,098	9,166,815	8,899,283

Operating expenses:
General and administrative expenses	28,604,937	17,719,228	10,885,709
Research and development	675,725	1,096,333	(420,608)
Gain on sale of property	(5,938,150)	—	(5,938,150)
Total operating expenses	23,342,512	18,815,561	4,526,951
Loss from operations	(5,276,414)	(9,648,746)	4,372,332

Other income (expenses)
Interest expense	(2,627,122)	(2,736,369)	109,247
Gain on extinguishment of debt	—	803,079	(803,079)
Gain on forgiveness of debt	—	3,617,241	(3,617,241)
Other income	278,439	454,191	(175,752)
Total other income (expense)	(2,348,683)	2,138,142	(4,486,825)

Loss before income tax	(7,625,097)	(7,510,604)	(114,493)

Income tax expense (benefit)	(400,973)	54,058	(455,031)

Net loss	$(7,224,124)	$(7,564,662)	$340,538

Revenue
Our revenues for the nine months ended September 30, 2022, increased by $38,411,110 as compared to the nine months ended September 30, 2021. In 2022, the increase in revenue was related to the acquisition of RCA. Revenues for RCA were $29,625,368. The remaining increase was due to the full year of operations for Alt Labs and TDI in 2022 compared to only five months of operations in 2021. The additional four months of operations in 2022 resulted in additional sales for Alt Labs and TDI of approximately $4.7 million and $3.1 million, respectively. The remaining operations remained relatively consistent between years.

Cost of revenue
Our cost of revenue for the nine months ended September 30, 2022, increased by $29,511,827 as compared to the nine months ended September 30, 2021. In 2022, the increase in cost of revenue was related to the acquisition of RCA. Cost of revenue for RCA was $21,475,175. The remaining increase was due to the full year of operations for Alt Labs and TDI in 2022 compared to only five months of operations in 2021. The additional four months of operations in 2022 resulted in additional sales for Alt Labs and TDI of approximately $1.0 million and $1.1 million, respectively. The remaining increase in cost of revenues is related to increased pricing from supply chain shortage seen within the construction and manufacturing companies. The net result of the increase in our cost of revenue dollars in comparison to our revenue was an increase in our gross profit percentage from 23.0% during the first nine months ended September 30, 2021, to 23.1% in the first nine months ended September 30, 2022. The Company expects as supply chain constraints ease that gross profit will continue to rise.
Operating expenses
Our operating expenses for the nine months ended September 30, 2022, increased by $4,526,951 as compared to the nine months ended September 30, 2021. The increase is due to the acquisitions of RCA, Alt Labs, and TDI. Operating expenses for RCA was $5,755,325. General and administrative expenses also increased due to the full year of operations for Alt Labs and TDI in 2022 compared to only five months of operations in 2021. The increase in expenses was also offset by a $5.9 million gain on sale of property for the nine months ended September 30, 2022.
Other income (expenses)
Other income for the nine months ended September 30, 2022, decreased by $4,486,825 as compared to the same period in 2021 due to a combined $4.4 million gain on extinguished/forgiveness of debt during the nine months ended September 30, 2021.
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
The Company also has bank lines of credit totaling $33.0 million as of December 31, 2022, of which $18.8 million was secured as of December 31, 2021. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the nine months ended September 30, 2022.
For a summary of our significant accounting policies, refer to Note 3 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K/A filed on March 17, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.
Item 4. Controls and Procedures.
Evaluation of Internal Control over Financial Reporting
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, as of the end of the period covered by this Report, the Company's management has concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. As a result of the restatement of certain of the Company’s publicly filed financial statements filed on March 17, 2023 and March 28, 2023, management concluded that there was an additional material weakness in the Company’s disclosure controls and procedures. (Please also see "Material Weaknesses in Internal Control over Financial Reporting" below.)
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
Changes in Internal Control over Financial Reporting
As discussed in more detail below, there is a material weaknesses in disclosure controls and procedures as well as a material weakness in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that would have remediated these material weakness. However, the Company has made significant efforts to remedy this in 2023.
Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in the December 31, 2021 10-K/A, there remains a material weakness around inadequate segregation of duties from a lack of accounting personnel and inherent system limitations of the current ERP system. Further some of the recent business combinations contained complex non-routine estimates and transactions that Management did not have the appropriate expertise to evaluate and account for, which resulted in material misstatements for the fiscal years ended December 31, 2020 and 2021, as well as a correction to the balance sheet for the periods ended March 31, 2022 and June 30, 2022 as noted in the Form 10-K/A file on March 17, 2023 and 10-Q/A filed on March 28, 2023.

Remediation

The Company is committed to remediating these material weaknesses as promptly as possible. In addition to the additional staff hired to aid in the material weakness over segregation of duties, as of the date of this Report, the Company was also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third-party specialty management consultant firm to help facilitate the process. Further, the Company has engaged a tax specialist CPA firm to assist with the preparation of the tax provision and other tax related items. These material weaknesses will not be deemed remediated until the remediation efforts described herein have been in place and tested and deemed to be designed, implemented and operating effectively. We plan for this to occur later in 2023.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
See Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.
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

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company's equity securities were made by the Company or any affiliated purchasers during the nine months ended September 30, 2022.
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

Alpine 4 Holdings, Inc.

Dated: April 25, 2023

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SaVonnah Osmanski
SaVonnah Osmanski
Interim Chief Financial Officer
(Interim Principal Financial Officer)