Form 10-K
period 2022-12-31
ALPINE 4 HOLDINGS, INC.
filed 2023-05-08
CIK 1606698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to __________
Commission file number:  001-40913
Alpine 4 Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5482689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 E Arizona Biltmore Circle Suite 237 Phoenix, AZ	85016
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 480-702-2431
(Former name, former address and former fiscal year, if changed since last report)
Securities Registered pursuant to Section 12(b) of the Act: Class A Common Stock, $0.0001 par value per share

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	ALPP	The Nasdaq Stock Market
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
Yes ☐       No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the Class A common stock, was $114,796,261.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 5, 2023, the issuer had 180,037,350 shares of its Class A common stock issued and outstanding; 7,248,088 shares of its Class B common stock issued and outstanding; and 12,256,816 shares of its Class C common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ALPINE 4 HOLDINGS, INC.
FISCAL YEAR ENDED DECEMBER 31, 2022
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
ITEM 1.   BUSINESS.
Our Business
Company Background and History
Alpine 4 Holdings, Inc (“we”, “our”, “Alpine 4”, the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014. We are a publicly traded conglomerate that is acquiring businesses that fit into our disruptive business model of Drivers, Stabilizers, and Facilitators (“DSF”). At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. Our focus is on how the adaptation of new technologies even in brick and mortar businesses can drive innovation. We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.
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
In March 2021, the Company announced the combination of its subsidiaries Deluxe Sheet Metal, Inc. (“Deluxe”) and Morris Sheet Metal Corporation (“MSM”) to become one of the largest sheet metal contractors in the Midwest region of the United States. Both companies will be under the Morris Sheet Metal brand. The Company’s management believes that the combination of these businesses will create a more harmonious relationship between the two companies. The combining of resources should empower Morris to strengthen its brand through its strategic banking relationship, eliminate duplicative and competitive interests, and expand its footprint beyond the Indiana home base.
On May 5, 2021, the Company acquired all of the outstanding shares of stock of Thermal Dynamics International, Inc., a Delaware corporation (“Thermal Dynamics” or “TDI”).
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

On August 2nd 2022, the Company and RCA entered into a Material Transfer Agreement with one of the largest US based Recreational Vehicle (RV) OEM suppliers, to allow the supplier to test the Company’s 12v 120amph solid-state battery developed by ElecJet. The Company and RCA expect to send the 2nd version of this battery for further testing in 2023.

On October 26th 2022, the Company and Vayu Aerospace Corporation (Vayu) executed a supply agreement with All American Contracting, to supply Vayu’s G1 and tactical airframes to countries in Africa.

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
It is our mandate to grow Alpine 4 into a leading, multi-faceted holding company with diverse subsidiary holdings with products and services that not only benefit from one another as a whole, but also have the benefit of independence. This type of corporate structure is about having our subsidiaries prosper through strong onsite leadership while working synergistically with other Alpine 4 holdings. The essence of our business model is based around acquiring B2B companies in a broad spectrum of industries via our DSF acquisition strategy (Drivers, Stabilizer, Facilitator). Our DSF business model (which is discussed further below) offers our shareholders an opportunity to own small-cap businesses that hold defensible positions in their individual market space. Further, Alpine 4’s greatest opportunity for growth exists in the smaller to middle-market operating companies with revenues between $5 to $150 million annually. In this target-rich environment, businesses generally sell at more reasonable multiples, presenting greater opportunities for operational and strategic improvements that have greater potential to enhance profit.
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
In April 2018, we acquired 100% of American Precision Fabricators (“APF”).
Effective January 1, 2019, we purchased Morris Sheet Metal Corp. (“MSM”), an Indiana corporation, JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris” or “MSM”).
On November 6, 2019, we completed our acquisition of Deluxe Sheet Metal, Inc., an Indiana corporation (“DSMI”), DSM Holding, LLC, an Indiana limited liability company (“DHL”), and the real estate assets of Lonewolf Enterprises, LLC, an Indiana limited liability company (“LWE,” and collectively with DSMI and DHL, “Deluxe”).
On February 21, 2020, the Company, through its holding subsidiary A4 Construction, completed the acquisition of Excel Fabrication, LLC, an Idaho Limited Liability Company (“Excel”). Excel subsequently changed its name to Excel Construction Services, LLC.
On November 13, 2020, the Company and a newly formed and wholly owned subsidiary of the Company named ALPP Acquisition Corporation 1, Inc. a Delaware corporation (“Merger Sub 1”), entered into a merger agreement (the “IA Agreement”) with Impossible Aerospace Corporation, a Delaware corporation (“IA”), pursuant to which IA merged with and into Merger Sub 1 (the “IA Merger”). On November 12, 2020, the Company created Merger Sub 1 and became its sole shareholder. Merger Sub 1 was created solely for the purpose of the IA Merger. The IA Merger closed on December 15, 2020.
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
–In December 2021, the Company, and A4 Technologies entered into a Membership Interest Purchase Agreement with DTI, Direct Tech, PMI, Continu.Us, Solas Ray, and their individual owners to acquire all of the outstanding membership interests of RCA Commercial Electronics; and
–In Q1 2022, the Company formed Global Autonomous Corporation (“GAC”) with several key employees and consultants. The Company owns 71.43% of the outstanding shares of stock of GAC.
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
–BrakeActive™ is a safety device that can improve a vehicle’s third brake lights ability to greatly reduce or prevent a rear end collision by as much as 40%. According to a National Highway Traffic Safety Administration report issued in 2010, rear end collisions could be reduced by 90% if trailing vehicles had one additional second to react. The Company’s new programmable technology and device aims to provide this additional reaction time to trailing vehicles.
•Quality Circuit Assembly (“QCA”) - Since 1988, QCA has been providing electronic contract manufacturing solutions to its customers via strategic business partnerships. Our abilities encompass a wide variety of skills, beginning with prototype development and culminating in the ongoing manufacturing of a complete product or assembly. Turnkey solutions are tailored around each customer's specific requirements. Conveniently located in San Jose, California, with close proximity to San Jose airport, QCA’s primary aim is to provide contract-manufacturing solutions to market leading companies within the industrial, scientific, instrumentation, military, medical and green industries.
•Morris Sheet Metal (“MSM” or “MSM FW”) – Based in Fort Wayne, Indiana, MSM is a commercial sheet metal contractor and fabricator. MSM designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more.

•JTD Spiral (“JTD”) -  Based in Fort Wayne, Indiana, JTD is a sister company to MSM and provides specialized spiral duct work to MSM clientele.
•Deluxe Sheet Metal, Inc (“Deluxe”) – Based in South Bend, Indiana, Deluxe is a commercial sheet metal contractor and fabricator. Deluxe designs, fabricates, and installs dust collectors, commercial ductwork, kitchen hoods, industrial ventilation systems, machine guards, architectural work, water furnaces, and much more. In 2021, Deluxe merged its operations into MSM FW becoming MSM-SB.
•Excel Construction Services (“Excel”) – Based in Twin Falls, Idaho, Excel is an industrial service with customers in the Food, Beverage, Dairy, Mining, Petrochemical, Mineral, and Ammonia Refrigeration. Excel’s capabilities include a vast amount of field work including new fabrication, design build, installation, repairs, service, maintenance, turn arounds, down days planned or unplanned with quick and responsive teams for most any items required by the customer needs and demands.
•Impossible Aerospace (“IA”) now merged with Vayu Aerospace Corporation builds high performance electric unmanned aerial vehicles (“UAVs”). Founded in 2016 by former Tesla engineer Spencer Gore, IA unveiled its US-1 aircraft in 2018, unique for its long endurance and US origin. At the time the company was backed by Bessemer Venture Partners, Eclipse Venture, and Airbus Ventures. IA is committed to the advancement of cutting edge airframes, such as, the US-1 and the upcoming US-2 which will be powered by Solid State Batteries from its sister company, ElecJet. The IA team consists of experts in aviation, engineering, advanced imaging and law enforcement and come from some of the most progressive companies in the US including SpaceX, Tesla, NASA, FLIR Systems and Icon Aircraft. IA was merged into Vayu on January 7, 2022 and is operating at the Vayu location. The combined Company was renamed to Vayu Aerospace Corporation.
•Vayu Aerospace Corporation, formerly Vayu (US), Inc. (“Vayu”), has as its mission to solve the hardest and most critical logistics challenges, anywhere in the world. Vayu aims to set the standard and lead the market in safe, reliable, and affordable vertical take-off and landing (“VTOL”) aircraft. Vayu focuses on four key areas: medical, logistics, energy, and disaster relief.
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
As noted above, in June 2021, the Company announced the combination of IA and Vayu to become Vayu Aerospace Corporation (“VAYU”), and the merger was completed in January 2022.
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

•Identified Technologies - Based in Pittsburgh, Pennsylvania, provides geospatial and 3D data to customers in Construction, Oil/Gas, Mining, and Quarries. Users capture the raw data on site with small Unmanned Aerial Systems and use automated software to convert the raw imagery to geospatial data. Identified Technologies can both enable customers to deploy their own drone departments, and deploy certified pilots to capture the data as a service.

•ElecJet - Based in Indianapolis, Indiana, ElecJet operates as a manufacturer of electronic components, and a research and development company for graphene batteries.

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

–In January 2022, the Company announced the formation of RCA Batteries Corporation (RCA Batteries), a joint venture between RCA and ElecJet. RCA Batteries will reside under the Company’s subsidiary RCA and will operate as the manufacturer and distributor of the ElecJet family of graphene batteries.
Recent Developments

UAV Supply Agreement

On October 26, 2022, our subsidiary Vayu Aerospace Corporation, entered into an Unmanned Aerial Vehicles Supply Agreement (the “Agreement”) with All American Contracting Solutions, Inc., a Georgia Corporation (“All American”).

Pursuant to the Agreement, Vayu and All American agreed that All American would purchase from Vayu up to 225 units of Vayu’s model G1 drones over a four-year period, beginning in 2023. Specifically, Vayu agreed to manufacture and supply to All American the amount of Unmanned Aerial Vehicles (“UAVs”) as set forth on purchase orders to be submitted by All American, and All American agreed to purchase 100% of its requirements of Vayu's UAVs from Vayu directly, and to not manufacture or purchase from any other third party, any of Vayu’s UAVs during the term of the Agreement. The parties agreed that payment for the UAVs would be made when orders were placed, according to the pricing set forth in the Agreement.

Vayu and All American agreed that All American would provide to Vayu a binding forecast of All Amercian’s needs for UAVs for the first calendar quarter of 2023, and a non-binding forecast for the remaining three quarters of 2023, and that All American would continue to provide a rolling forecast of its UAV requirements. Vayu agreed to maintain and follow quality control standards and testing programs consistent with applicable ISO regulatory standards, and that all UAVs delivered would conform to the specifications agreed to by the parties. Vayu further agreed that the UAVs would be manufactured in compliance with all applicable present and future orders, regulations, requirements and laws of any and all federal, state, provincial and local authorities and agencies.

The form of Unmanned Aerial Vehicles Supply Agreement is filed as Exhibit 10 to a Current Report on Form 8-K filed with the SEC on October 28, 2022. The foregoing summary of the terms of the Unmanned Aerial Vehicles Supply Agreement is subject to, and qualified in its entirety by the form of the Unmanned Aerial Vehicles Supply Agreement.

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

On July 11, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified on the signature page thereto (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a registered direct offering, an aggregate of 14,492,754 shares (the “Shares”) of Class A Common Stock (the “Common Stock”) and Warrants (“Warrants”) to purchase up to 14,492,754 shares of Class A Common Stock (the “Warrant Shares”), for aggregate gross proceeds to the Company of $10,000,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. At the closing, the Company will issue an aggregate of 14,492,754 Shares and 14,492,754 Warrants. The Warrants have a term of five years and an exercise price of $0.69.

ElecJet (RCA) Batteries

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

Additionally, the Company has been exploring and has had discussions with different battery engineering firms, capital partners and consultants, in anticipation of bringing production of the ElecJet AX Class of batteries to the United States. ElecJet has current plans to begin with a ½ GW battery factory to support non EV customers with products for ESS systems, aerospace platforms and defense systems that need safe reliable power cells. However, the Company anticipates that factory layout and space accommodation will be made for the factory to expand to 5 GW or greater, if demand from potential EV customers increases. The company has narrowed its search to build this factory to Phoenix and Tucson, Arizona; Houston, Texas; and Indianapolis, Indiana, and plans on making a decision on which location to build this factory in 2023. The Company has also taken an equity position in a battery design firm, and is exploring other strategic opportunities relating to production and design of the batteries in the United States.
Employees
As of the date of this Report, we had 495 full-time employees. We believe that our relationship with our employees is good. Other than as disclosed in this Report or previously filed with the SEC, we have no employment agreements with our employees.
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

Summary of our Risk Factors

We face numerous risks that could materially affect our business, results of operations or financial condition. The most significant of these risks include the following:

–The global supply chain is an issue for many companies in the global business environment as well as it is for Alpine 4. These constraints affected the company in 2022 and may affect our ability to deliver our products on time in 2023.

–Alpine 4 is an "emerging growth company," and the reduced disclosure requirements applicable to "emerging growth companies" could make our Class A common stock less attractive to investors.

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

–The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economies, which has impacted the business, activities, and operations of our customers, as well as our business and operations. Additionally, through 2022, the U.S. and other economies have been impacted by supply chain disruptions, labor shortages and high inflation, all of which may have a negative impact on our business and operations.

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

–Should we fail to restore compliance with the minimum listing standards applicable to issuers listed on The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market.

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

As the Alpine 4’s “Driver” classified subsidiaries mature from a start-up phase to an operating phase, the Company expects to stop incurring operating losses at some point in the future. However, new additional subsidiaries may incur significant expenses associated with the growth of those businesses. Further, there is no guarantee that the Company will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of one of its subsidiaries or force Alpine 4 to seek additional capital through loans or additional sales of its equity securities to continue business operations which would dilute the value of any shares you purchase in connection with this offering.
Growth and development of operations will depend on the growth in the Alpine 4 acquisition model and from organic growth from its subsidiaries’ businesses. If we cannot find desirable acquisition candidates, it may not be able to generate growth with future revenues.
We expect to continue our strategy of acquiring businesses, which management believes will result in significant growth in projected annualized revenue by the end of 2023. However, there is no guarantee that we will be successful in realizing future revenue growth from its acquisition model. As such, we are highly dependent on suitable candidates to acquire, which supply of such candidates cannot be guaranteed and is driven from the market for M&A. If we are unable to locate or identify suitable acquisition candidates, or to enter into transactions with such candidates, or if we are unable to integrate the acquired businesses, we may not be able to grow our revenues to the extent anticipated, or at all.
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

Alpine 4 is relying on a small number of key individuals, which the Company has increased during 2022, to implement its business and operations and, in particular, the professional expertise and services of Kent B. Wilson, our President, Chief Executive Officer, and Secretary, Jeff Hail, our Chief Operating Officer, and SaVonnah Osmanski, our Vice President, Corporate Controller. Mr. Wilson serves full time in his capacities with Alpine 4 to work to develop and grow the Company. Nevertheless, Alpine 4 may not have sufficient managerial resources to successfully manage the increased business activity envisioned by its business strategy. In addition, Alpine 4's future success depends in large part on the continued service of Mr. Wilson and the executive team. If Mr. Wilson or any member of the executive team chooses not to serve as an officer or if Mr. Wilson or any member of the executive team is unable to perform his or her duties, this could have an adverse effect on Company business operations, financial condition and operating results, especially if we are unable to replace Mr. Wilson or Mr. Hail with other individuals qualified to develop and market our business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any ownership of Alpine 4.
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
•ability to keep satisfied vendor relationships;

•hiring and training qualified personnel in local markets;
•managing marketing and development costs at affordable levels;
•cost and availability of labor;
•the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and
•securing required governmental approvals in a timely manner when necessary.

Our financial condition and results of operations for fiscal 2023 may continue to be adversely affected by the COVID-19 pandemic.

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

We are continuing to monitor and assess the ongoing effects of the COVID-19 pandemic on our commercial operations in 2023 and going forward. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, including the impact of any resurgence of the virus, the continued emergence of new strains of the virus, the effectiveness and availability of vaccines, the willingness of individuals to receive vaccines, (including to protect against any new strains of the virus), and the length or severity of travel restrictions, business closures, and other safety and precautionary measures imposed by the governments of impacted countries. The pandemic has also adversely affected the economies and financial markets of many countries, which has affected and may continue to affect demand for our products and our operating results.

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
As of December 31, 2022, we had total debt of approximately $22 million. This level of debt or any increase in our debt level could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; and (iii) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions. Additionally, there are two lines of credit set to mature in 2023 that have used approximately $7.5 million of the $8 million total capacity, and will be due unless there is an extension and/or amendment to the current agreements. If we fail to satisfy our obligations under our outstanding debt, an event of default could result that could cause some or all of our debt to become due and payable.

We are an early stage company with a history of losses and there is substantial doubt as to our going concern.

We have incurred net loss of $12.8 million and $19.5 million for the years ended December 31, 2022 and 2021, respectively, and have an accumulated deficit of approximately $71.7 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin to generate significant revenue and margin improvements from our subsidiaries, which may not happen. We have determined under our ASC 205-40 analysis, there is substantial doubt that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Annual Report on Form 10-K. Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing and margin improvements to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify or terminate our operations and our planned business activities.

We face risks and uncertainties related to litigation.

We are subject to, and are and may in the future become a party to, a variety of litigation, other claims, suits. The results of litigation and other legal proceedings, including the other claims described under Legal Proceedings in Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated by reference herein, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. The litigation and other legal proceedings described under Note 11 are subject to future developments and management’s view of these matters may change in the future.

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
Our Certificate of Incorporation, as amended to date, authorizes us to issue 295,000,000 shares of Class A common stock, and 10,000,000 shares of Class B common stock and 15,000,000 Class C stock. As of the date of this Report, we had 180,037,350 shares of Class A common stock outstanding; 7,248,088 shares of Class B common stock issued and outstanding; and 12,256,816 shares of Class C common stock issued and outstanding.
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

Our Class A common stock will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq, which would adversely affect the liquidity of our Class A common stock and our ability to raise additional capital or enter into strategic transactions.

Our failure to maintain our listing and our Class A common stock being delisted from Nasdaq would make it more difficult for stockholders to dispose of their shares of Class A common stock and more difficult to obtain accurate price quotations on our Class A common stock.

For example, on June 2, 2022, the Company received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s Class A Common Stock (the “Common Stock”) was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

On April 18, 2023, we held our 2022 Annual Meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, one of the matters voted on was a proposal to authorize the Board of Directors, at the discretion of the Board and if necessary to meet the Nasdaq Bid Price Requirement, but prior to the one-year anniversary of the date on which the Reverse Split Amendment is approved by the Company’s shareholders, to file an Amendment to the Company’s Certificate of Incorporation, as amended to date, to authorize a reverse stock split of the Company’s Class A, Class B, and Class C Common Stock (the “Reverse Stock Split Amendment”) with a ratio in the range between and including 1-for-1.5 shares and 1-for-10 shares. The goals of the Reverse Stock Split Amendment include regaining compliance with the Bid Price Requirement, although there can be no guarantee that the market price of our shares will continue to trade above the Bid Price Requirement.

The Reverse Stock Split Amendment, if implemented, will not change the par value of the common stock or the authorized number of shares of common stock. All outstanding options, restricted stock awards, warrants and other securities entitling their holders to purchase or otherwise receive shares of our common stock will be adjusted as a result of the Reverse Stock Split Amendment, as required by the terms of each security. The number of shares available to be awarded under the 2019 Equity Plan will also be appropriately adjusted. This proposal was approved by the shareholders.

There are many factors that may adversely affect our minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with Rule 5550(a)(2) in the long term. Any potential delisting of our Class A common stock from the Nasdaq would likely result in decreased liquidity and increased volatility for our Class A common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions, in addition to adversely impacting the perception of our financial condition and could cause reputational harm to investors and parties conducting business with us. Any potential delisting of our Class A common stock from the Nasdaq would also make it more difficult for our stockholders to sell our Class A common stock.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS.
Not applicable to Smaller Reporting Companies.
ITEM 2.  PROPERTIES.
Alpine 4 Holdings, Inc., maintains our corporate office in rented offices at 2525 E Arizona Biltmore Cir, Suite 237, Phoenix, Arizona 85016. The monthly rent obligation is approximately $8,600 per month.

Quality Circuit Assembly, Inc. rents a location at 1709 Junction Court #380, San Jose, California 95112. The monthly rent obligation is approximately $38,200 per month.
Quality Circuit Assembly Central, rents a property at 4401 Savannah St., Fort Smith, Arkansas 72903 for $16,500 per month.
Morris Sheet Metal - South Bend (“MSM SB”) rents space at 6661 Lonewolf Dr, South Bend, Indiana 46628. The rent obligation is approximately $80,800 per month. During the year ended December 31, 2021, MSM SB began operating out of the Morris Sheet Metal Fort Wayne (“MSM FW”) location upon the merger of MSM SB and MSM FW.
MSM FW and JTD Spiral rent office and fabrication space at 6212 Highview Dr, Fort Wayne, Indiana 46818. The monthly rent obligation is approximately $27,300.
Excel Construction Services rents office and fabrication space at 297 Wycoff Cir, Twin Falls, Idaho 83301. The monthly rent obligation is approximately $18,700.
Vayu (US) has its headquarters at 3753 Plaza Drive, Ann Arbor, Michigan 48108. The monthly rent obligation is approximately $16,000.
Alt Labs rents the building of its headquarters at 4740 S Cleveland Ave, Fort Myers, Florida 33907. The monthly rent obligation is approximately $67,700.

Thermal Dynamics International rents space at 14955 Technology Court, Fort Myers, Florida 33912. The monthly rent obligation is approximately $21,700.

Identified Technologies has its headquarters at 6401 Penn Ave, Suite 211, Pittsburgh, Pennsylvania 15206. The monthly rent obligation is approximately $1,800.

DTI Services Limited Liability Company rents office and warehouse space at 5935 W. 84th Street, Indianapolis, Indiana 46278. The monthly rent obligation is approximately $34,400.
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
See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.
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

The following table sets forth the range of high and low sales prices per share of our common stock during the periods shown.

	2023		2022		2021
	High	Low	High	Low	High	Low
First Quarter	$0.75	$0.45	$2.15	$1.05	$8.51	$2.45

Second Quarter			$1.17	$0.61	$5.11	$2.56

Third Quarter			$1.10	$0.54	$3.24	$2.20

Fourth Quarter			$0.85	$0.49	$5.36	$1.84
PLEASE NOTE: Trading in the Company’s Class A common stock is limited, and as such, relatively small sales may have a disproportionately large impact on the trading price. The prices shown in the table above reflect the price fluctuations resulting from relatively low volume of trades.
The high and low sales prices for our Class A common stock on May 1, 2023, were $0.320 and $0.291, respectively.
Shareholders
As of May 1, 2023, Alpine 4 had 641 shareholders of record of our Class A shares, 9 shareholders of record of our Class B shares and 458 shareholders of record of our Class C shares. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class B common stock have ten (10) votes for each share held of record on all matters submitted to a vote of stockholders. The holders of our Class C common stock have five (5) votes for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.
Dividends
Alpine 4 has not declared any cash dividends on its common stock since inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on Alpine 4's earnings and financial position and such other facts, as the Board of Directors deems relevant.
Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. The Company’s Class A common stock began trading on The Nasdaq Capital Market on October 20, 2021. In anticipation of the Company’s Class A common stock’s beginning to trade on The Nasdaq Capital Market, on March 2, 2021, the Company’s Board of Directors (the “Board”) unanimously determined to increase the size of the Board, and appointed four new independent directors in connection with the Company’s efforts to list its Class A common stock for trading on The Nasdaq Stock Market. The new directors appointed were Gerry Garcia, Edmond Lew, Christophe Jeunot, and Jonathan Withem. On April 6, 2022 the Company also appointed Andrew Call as an additional director.
Management believes that these five directors, Ms. Garcia and Messrs. Lew, Jeunot, Call and Withem, meet the Nasdaq director independence standards as they are not and have not been within the past three years employees or executive officers of the Company, have not received compensation from the Company in any 12-month period in the last three years, and have not been employed as an executive officer of another company where the Company’s current executive officers during the past three years served on the compensation committee of such other company.

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

Recent Sales of Unregistered Securities
Issuances in 2023

In January 2023, a certain shareholder converted 11,417 shares of Class C common stock for 11,417 shares of Class A common stock.

The shares of Class A common stock referenced above that were issued in 2023, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.
In April 2023, a certain shareholder converted 1.3 million shares of Class B common stock and 1 share of Class B preferred stock for 1,300,001 shares of Class A common stock.
The shares of Class A common stock referenced above that were issued in 2023, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

On April 29, 2022, the Company issued 171,850 shares of Class A common stock at a value of $132,325 as employee compensation.

The shares of Class A common stock referenced above that were issued in 2022, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

During May and June 2022, the Company issued 76,119 shares of Class A common stock for cash of $55,144 in connection with a registered at-the-market offering (the "ATM Offering").

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

In August 2022, certain investors exercised 1,449,276 warrants at an exercise price of $0.69, for net proceeds of $1,000,000.

The shares of Class A common stock referenced above that were issued in 2022, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In September 2022, certain shareholders converted 37,500 shares of Class C common stock for 37,500 shares of Class A common stock.

The shares of Class A common stock referenced above that were issued in 2022, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In October 2022, certain shareholders converted 201,806 shares of Class C common stock for 201,806 shares of Class A common stock.
The shares of Class A common stock referenced above that were issued in 2022, were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In November 2022, certain shareholders converted 22,662 shares of Class C common stock for 22,662 shares of Class A common stock.

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

On December 20, 2021, the Company issued 100,000 shares of Class A common stock in connection with the Horizon legal proceedings.

The shares of Class A common stock issued in connection with the Horizon legal proceedings were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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
Purchases of Equity Securities by the Company and Affiliated Purchasers
During the year ended December 31, 2022, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 – October 1-31, 2022	0	$0	0	0
Month #2 – November 1-30, 2022	0	$0	0	0
Month #3 – December 1-31, 2022	0	$0	0	0
Total	0	$0
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

Results of Operations
The following are the results of our operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change

Revenues, net	$104,563,002	$51,640,813	$52,922,189
Costs of revenue	82,848,600	43,942,815	38,905,785
Gross Profit	21,714,402	7,697,998	14,016,404

Operating expenses:
General and administrative expenses	37,531,794	27,987,920	9,543,874
Research and development	876,542	1,464,918	(588,376)
Impairment loss of intangible asset and goodwill	—	367,519	(367,519)
Gain on sale of property	(5,938,150)	—	(5,938,150)
Total operating expenses	32,470,186	29,820,357	2,649,829
Loss from operations	(10,755,784)	(22,122,359)	11,366,575

Other income (expenses)
Interest expense	(3,124,132)	(3,289,233)	165,101
Gain on extinguishment of debt	—	803,079	(803,079)
Gain on forgiveness of debt	—	3,896,108	(3,896,108)
Impairment loss on equity investment	—	(1,350,000)	1,350,000
Other income	270,609	635,526	(364,917)
Total other income (expenses)	(2,853,523)	695,480	(3,549,003)

Loss before income tax	(13,609,307)	(21,426,879)	7,817,572

Income tax benefit	(733,994)	(1,943,741)	1,209,747

Net loss	$(12,875,313)	$(19,483,138)	$6,607,825
Revenues
Our revenues for the year ended December 31, 2022, increased by $52,922,189 as compared to the year ended December 31, 2021. In 2022, the increase in revenue is related to an increase of $38,638,161 for RCA, $1,215,772 for Alt Labs, $6,016,168 for TDI, and $2,505,905 for QCA. We expect our revenue to continue to grow during 2023 due to the continued maturation of new product lines and new customer contracts, although there can be no guarantee relating to the amount of growth as each segment has lingering events related COVID-19 and the global supply chain.
Costs of revenue
Our cost of revenue for the year ended December 31, 2022, increased by $38,905,785 as compared to the year ended December 31, 2021. In 2022, the increase in our cost of revenue is related to an increase of $28,336,699 for RCA, $2,622,282 for Alt Labs; $3,570,074 for TDI; and $2,346,823 for QCA. The increase in cost of revenue among all the different segments was the result of the increase in revenues as described above. Further, we have improved our gross margin percentage as we have implemented operational efficiencies at our newly acquired business. We expect our cost of revenue to increase over the next year as our revenue increases, however, at a lower rate year over year, resulting in continued gross margin improvement.
Operating expenses
Our operating expenses for the year ended December 31, 2022, increased by $2,649,829 as compared to the year ended December 31, 2021. In 2022, the increase in our operating expenses is related to an increase of $7,675,515 for RCA (full year of operations, acquired December 2021), a decrease of $895,571 for Alt Labs; an increase of $654,020 for TDI; and

an increase of $882,348 for QCA. This was offset by a gain on sale of property of $5,938,150 largely due to a gain on the sale of the Alt Labs building in Fort Myers, Florida.
Other income (expenses)
Other income (expenses) for the year ended December 31, 2022, decreased by $3,549,003 as compared to the same period in 2021. This decrease was primarily due to $4.7 million related to the gain on forgiveness & extinguishment of debt from 2021 that did not repeat.
Liquidity and Capital Resources
We have financed our operations since inception from the sale of common stock, capital contributions from stockholders, and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by the selling shares of our common stock and or debt instruments. In the first quarter of 2021, we raised approximately $55.0 million through the sale of our common stock in public and private transactions. On November 26, 2021, a direct offering of common stock was issued raising $22.0 million in cash. In July 2022, the Company raised $9.2 million in net cash through the sale of warrants and an additional $1 million in August 2022 when a portion of these warrants were exercised.
In April and May 2020, the Company received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,108. The loans had terms of 24 months and accrued interest at 1% per annum. The Company paid $88,160 for the loan assumed in connection with the IA acquisition, and the remaining $356,690 was forgiven. The remaining ten loans were forgiven in whole as provided in the CARES Act during the year ended December 31, 2021. The Company also assumed an Economic Injury Disaster Loan (EIDL) of $65,000 in connection with the Vayu acquisition, which was still outstanding as of December 31, 2022.

Management expects to have sufficient working capital for continuing operations from either the sale of its products or through the raising of additional capital through private offerings of our securities and improved cash flows from operations including the 2021 acquisitions. The Company also has bank lines of credit totaling $33.0 million as of December 31, 2022, of which $18.8 million was secured as of December 31, 2021. Of the $33.0 million, $3.8 million was unused as of December 31, 2022. There are two lines of credit that are set to mature during 2023. These two line of credits total $8.0 million, of which $7.5 million was used as of December 31, 2022, and are shown as a current liability on the consolidated balance sheet. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management.

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

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company experienced a loss for the year ended December 31, 2022, of $12.9 million, and had a negative cash flow used in operations of $19.6 million, this was an improvement over the same period last year, for the year ended December 31, 2021, when there was a net loss of $19.5 million had a negative cash flow used in operations of $25.4 million.

The Company received a total of approximately $10.2 million in 2022 in the following two transactions:

–The Company raised approximately $9.2 million in net proceeds in connection with a registered direct offering of its stock and;

–The Company raised approximately $1.0 million in net proceeds in connection with certain investors exercising of 1,449,276 warrants.

The Company received a total of approximately $76.5 million in 2021 in the following two transactions:

–The Company raised approximately $67.2 million in net proceeds in connection with a registered direct offering of its stock and;
–The Company raised approximately $9.3 million in net proceeds in connection with an equity line of credit financing arrangement.

As of December 31, 2022, the Company had positive working capital of $15.6 million. The Company has also secured bank financing totaling $33.0 million ($33.0 million in Lines of Credit of which $0.5 million is a capital expenditures lines of credit availability) of which $3.8 million was unused at December 31, 2022.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of six operating companies which closed in 2021, combined with improved gross profit performance from the existing operating companies. The Company also plans to continue to raise funds through debt financing and the sale of shares through its public and private offerings.
Going Concern
The accompanying financial statements have been prepared on a going concern basis. While the working capital deficiency of prior years has improved, and working capital of the Company is currently positive, continued operating losses causes doubt as to the ability of the Company to continue. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to profitable operations are necessary for the Company to continue. The uncertainty that exists with these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related to the going concern uncertainty, the Company has a three-fold plan to resolve these risks. First, the operating subsidiaries of QCA, TDI, IDT and RCA plan to expand their revenues and profits yielding increased cash flow in those operating segments. This plan will allow for an increased level of cash flow to the Company. Second, the Company has expanded its credit facilities at the subsidiary level over the past 12 months to allow for greater borrowing accessibility if needed for the expansion of product lines and sales opportunities and plans to extend or refinance any lines of credit coming due over the next 12 months in order to provide additional financing. Finally, operating companies hard hit by the supply-chain related price increases such as Morris Sheet Metal, Alternative Laboratories, and Excel Construction have begun to experience an easing in the procurement and cost overruns of limited product supply. This subsequently has added to increased cash flow to those entities and less reliance on the Company to fund those activities. Although this plan is in place to mitigate the risk related to the going concern uncertainty, substantial doubt remains due to uncertainty around the growth projections and lack of control of many of the factors included in the Company’s plan.

Entity Level Risks
The ultimate impact from COVID-19 on the Company’s operations and financial results during 2023 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, and the speed with which the economy recovers. The Company is not able to fully quantify the impact that these factors will have on the Company’s financial results during 2023 and beyond. COVID-19 did have a material negative impact on the Company’s financial performance in 2022.
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
Intangible Assets
The Company uses a third-party specialty valuation firm to value its intangible assets acquired in its business combination and asset acquisitions. The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between one and seventeen years as follows:

Customer list	3-16 years
Non-compete agreements	1-15 years
Software development	5 years
Patent, trademarks, and licenses	3-17 years
Proprietary technology	15 years
The intangible assets with finite useful lives are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. The Company has not changed its estimate for the useful lives of its intangible assets, but would expect that a decrease in the estimated useful lives of intangible assets by 20% would result in an annual increase to amortization expense of approximately $620,000, and an increase in the estimated useful lives of intangible assets by 20% would result in an annual decrease to amortization expense of approximately $620,000.
Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of December 31, 2022 and 2021, the reporting units with goodwill were QCA, Morris, Alt Labs, TDI, Identified Technology, ElecJet, and RCA.

During the 2022 fourth quarter, we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of all our reporting units exceeded their carrying amounts. Based on the analysis, the ElecJet reporting unit is considered an at-risk reporting unit. The fair value of this reporting unit exceeded its carrying value of $12.14 million by 4% based on our most recent impairment test. Our methods and assumptions were consistent with those discussed below in the Fair Value Measurement subsection. This reporting unit is primarily considered at-risk as it is a start-up subsidiary with minimal to no revenue to offset its research & development expenses. The DCF model includes revenue growth assumptions of us executing large new customer and/or supplier agreements within the next two years and then steadily increasing revenue at a more normalized rate thereafter. If we fail to execute these customer and/or supplier arrangements, this would negatively impact the key growth assumptions.

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

Contract Retentions

As of December 31, 2022 and 2021, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project. The Company has recorded a receivable for retainage of $2.0 million and $1.6 million as of December 31, 2022 and 2021, respectively.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.  CONTROLS AND PROCEDURES
1. Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule

13a-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

We recently restated certain financial statements previously issued in connection with our Annual Report for the year ended December 31, 2021, and our Quarterly Reports for the quarters ended March 31, 2022 and June 30, 2022. As initially described in the December 31, 2021 10-K/A, there remains a material weakness around inadequate segregation of duties from a lack of accounting personnel and inherent system limitations of the current ERP system. Further, Management identified seven material weakness in the areas of business combinations, income taxes, preferred stock, equity, acquired intangible assets, impairment of goodwill and intangibles, and financial reporting. Other deficiencies aggregated to two material weakness in accounting for non routine transactions and accounting for routine transactions. All the material weakness above related to not having appropriate accounting expertise to evaluate and account for transactions in the above areas. These material weaknesses had not been remediated as of December 31, 2022. The Company is committed to remediating its material weakness as promptly as possible.
2. Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2022 due to material weaknesses related to lack of segregation of duties and inadequate controls and monitoring processes over financial reporting. As mentioned above, additional material weaknesses were identified around the lack of appropriate technical accounting expertise to evaluate and account for the areas mentioned above. It was determined these material weaknesses had not been remediated as of December 31, 2022. The Company is committed to remediating its material weaknesses as promptly as possible.

Additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes. The Company is also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third-party specialty management consultant firm to help facilitate the process. Further, the Company has engaged a tax specialist CPA firm to assist with the preparation of the tax provision and other tax related items. These material weaknesses will not be deemed remediated until the remediation efforts described herein have been in place and tested and deemed designed, implemented and operating effectively. We plan for this to occur later in 2023.
This Annual Report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.
4. Inherent Limitations on Effectiveness of Controls
Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2022. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B.   OTHER INFORMATION
None.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
As of the date of this Report, the officers and directors of Alpine 4 were the following:

Name	Age	Board Member/Position	Committee Assigned
Kent B. Wilson	50	Director	None
Charles Winters*****	46	Director	None
Ian Kantrowitz	43	Director	None
Gerry Garcia***	42	Chairwoman	AUD; Comp; NCG
Edmond Lew	44	Director	AUD; Comp; NCG
Christophe Jeunot	51	Director	AUD; Comp
Jonathan Withem	34	Director	AUD; Comp
Andrew Call**	45	Director	AUD*
Jeffrey Hail	61	Chief Operating Officer	N/A
Larry Zic****	61	Chief Financial Officer	N/A
SaVonnah Osmanski	27	VP/Corporate Controller	N/A

AUD = Audit Committee; COMP = Compensation Committee; NCG = Nominating and Corporate Governance Committee. * = Committee Chair.
** Mr. Call was appointed to the Board of Directors on April 6, 2022 and was appointed to the Audit Committee and made chair of the Audit Committee on that date.
*** On April 6, 2022, the Company appointed Gerry Garcia to serve as the non-executive Chairwoman of the Board.
**** On March 21, 2023, Larry Zic submitted his resignation notice, effective March 31, 2023.
***** On April 10, 2023, Charles Winters submitted his letter of resignation.
Biographical Information for Kent B. Wilson
Mr. Wilson serves as the Chief Executive Officer and Secretary for the Company. Previously, he has raised approximately two million dollars via seed capital and private placement funds to start Crystal Technology Holdings, Ltd./NextSure, LLC. This company successfully designed, built, and brought two products to market, including an internet-based insurance rating engine that allowed prospective buyers to rate and buy their auto insurance online via a virtual insurance agent. Since 2002, Mr. Wilson has been actively involved with all facets of corporate financial and operational planning and has held the title of CFO and CEO for several different companies. Mr. Wilson has also consulted for various finance departments of publicly traded companies such as JDA Software and Switch & Data, Inc. to help them identify and develop best SOX and GAAP practices and procedures. In 2011, Mr. Wilson took over as CFO of United Petroleum Company and helped guide them from a small startup with less than $1 million in revenue to a company with $20 million in revenue and a growth path for 2013 and 2014. Mr. Wilson holds a BA degree in Management and an MBA from Northcentral University.
Biographical Information for Charles Winters
Mr. Winters is an automotive executive with over 10 years of automotive dealership experience. He is also a principal in several automotive dealerships and repair shops throughout the southwest. Mr. Winters holds a Bachelor's Degree in Economics from Auburn University.

Mr. Winters resigned from the Board of Directors on April 10, 2023.
Biographical Information for Ian Kantrowitz
As Vice President of Investor Relations, Mr. Kantrowitz is accountable for creating and presenting a consistently applied investment message to our shareholders and the investment community on behalf of Alpine 4. Furthermore, he is responsible for monitoring and presenting management with the opinions of the investment community regarding the company's performance.
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

Mrs. Garcia is a finance and operations executive with more than 18 years of business experience. For the past eight years, Mrs. Garcia has been a Director of Operations and is responsible for a multimillion-dollar budget. Mrs. Garcia has also spent the last 16 years serving as a member of multiple Boards of Directors for various non-profit 501(c)(3) organizations, helping guide them through the complex corporate landscape that non-profit 501(c)(3)'s need access to. The Alpine 4 Board of Directors feels that her knowledge of financial/strategic planning, reporting, budget analysis, and fiduciary prudence from prior Boards will be paramount to upholding the company's financial accountability, stability, and strength and is excited to see her in the role of Chairwoman.
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

Biographical Information for Andrew Call

Andrew Call is the Director of the School of Accountancy at the W. P. Carey School of Business at Arizona State University, and is the Professional Advisory Board Professor of Accounting. Joining the school in 2013, Mr. Call rose through the ranks to eventually lead the School of Accounting in its research, curriculum, and outreach efforts. Professor Call researches various financial reporting topics, including the role of equity analysts in the capital markets, managers' voluntary disclosures of accounting information, and the role of whistleblowers in the discovery of financial misconduct. In the classroom, Professor Call has taught at both the undergraduate and graduate levels. Andy has specialist background in Security Analysis, Management Guidance, and Whistleblowing. He has also contributed to or been published in 17 different publications including The Accounting Review, Journal of Accounting Research, and the Journal of Accounting and Economics.

Mr. Call serves as the Financial Expert on the Audit Committee, and has been appointed as the Chair of the Audit Committee.
Our bylaws authorize no fewer than one director. As of the date of this Report, we had seven directors.

Biographical Information for Jeff Hail
Jeff Hail is the Chief Operating Officer (COO) of Alpine 4 Holdings, Inc. Raised and educated in Scottsdale, AZ; Mr. Hail earned his Bachelors of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University. Mr. Hail’s professional experience has been both in the government and private sector. As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding and administering highway services contracts.
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

As noted above, Mr. Zic submitted his resignation notice on March 21, 2023, effective as of March 31, 2023.

Biographical Information for SaVonnah Osmanski

Miss. Osmanski is the Vice President, Corporate Controller of Alpine 4 Holdings, Inc. She has been with the Company since March 2021. Miss Osmanski is a Certified Public Accountant and holds two Bachelors of Science Degrees, one in

Accounting and one in Finance from Northern Arizona University. She also holds a Masters in Accounting from the W.P Carey School of Business at Arizona State University. Prior to joining the Company Miss. Osmanski was an external auditor.
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

Board Meeting and Attendance

During fiscal year 2022, our Board held six (6) meetings in person or by telephone. Members of our Board were provided with information between Board meetings regarding the Company’s operations and were consulted on an informal basis with respect to pending business. Each director attended all of the Board meetings and the meetings held by all committees of our Board on which such director served during the year.

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

Board Leadership Structure

We have chosen to split the roles of Chairman of the Board and Chief Executive Officer. Mr. Wilson serves as Chief Executive Officer while Mr. Winters previously served as the non-executive Chairman of the Board. On April 6, 2022, the Company announced that the Board of Directors had decided to have a rotating Chair of the Board position, and appointed Gerry Garcia to serves as the non-executive Chairwoman of the Board. Ms. Garcia was serving as the Chairwoman of the Board as of the date of this Report. The Board believes that this structure is appropriate for the Company and provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

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

Committees of the Board

The Board of Directors has an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. The current charters for each of the committees are available on our website www.alpine4.com under the “Investors” tab and then the “Governance” tab. The members of the committees, as of the Record Date, are identified in the following table:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Kent B. Wilson
Charles Winters (5)
Ian Kantrowitz
Gerry Garcia(1)(2)(3)	X	X	X
Edmond Lew(2)(3)	X	X	X
Christophe Jeunot(2)	X	X
Jonathan Withem(2)	X	X
Andrew Call(4)	X

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
(5) Mr. Winters resigned from the Board on April 10, 2023.

Audit Committee

As of December 31, 2022, the Audit Committee of the Board of Directors consisted of Mrs. Garcia and Messrs. Call (Chair), Lew, Jeunot, and Withem, who are independent for purposes of serving on the committee under the SEC’s rules and The Nasdaq Stock Market’s listing requirements. (As noted above, Mr. Loyd resigned from the Board on March 16, 2022, and Andrew Call was appointed as a member and Chair of the Audit Committee on April 6, 2022.) The Audit Committee acts under a written charter adopted by the Board of Directors. All Audit Committee members are financially literate. As of the date of this Report, following the resignation of Mr. Loyd from the Board and the Audit Committee, the Board of Directors has determined that Mr. Call qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for oversight of the quality and integrity of the accounting, internal controls, and reporting practices of the Company, and performs such other duties as are directed by the Board of Directors. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee’s responsibilities include, among other things, reviewing policies and procedures regarding transactions, and reviewing and overseeing the transactions, between the Company and officers, directors and other related parties that are not a normal part of the Company’s business. Annually and on a quarterly basis, the Audit Committee reviews and discusses matters separately with management of the Company and with the Company’s independent registered public accounting firm.

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

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, Director	1	4	None
Charles Winters, Director	0	1	1
Ian Kantrowitz, Director	1	3	None
Gerry Garcia, Director	0	0	1
Edmond Lew, Director	0	0	1
Christophe Jeunot, Director	0	0	1
Jonathan Withem, Director	0	0	1
Andrew Call, Director	0	0	1

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Kent B. Wilson, Chief Executive Officer	2022	677,082	65,510	0	0	0	0	0	742,592
	2021	424,485	784,297	164,885	0	0	0	0	1,373,667
Jeff Hail, Chief Operating Officer	2022	510,212	55,382	0	0	0	0	0	565,594
	2021	361,381	288,172	34,076	0	0	0	0	683,629
Larry Zic, Chief Financial Officer	2022	405,671	10,000	116,550	0	0	0	0	532,221
	2021	235,492	18,350	0	0	0	0	0	253,842
SaVonnah Osmanski, VP Corporate Controller	2022	182,307	21,000	77,700	0	0	0	0	281,007
	2021	88,485	500	0	0	0	0	0	88,985
Ian Kantrowitz, VP Investor Relations	2022	229,179	15,000	0	0	0	0	0	244,179
	2021	165,745	293,869	27,480	0	0	0	0	487,094
Outstanding Equity Awards
None.
Director Compensation
The following table sets forth the amounts paid to the Company's directors for their service as directors of the Company during the year ended December 31, 2022. Please note: the compensation of Mr. Wilson and Mr. Kantrowitz, who are also executive officers of the Company, are set forth above. The all other compensation in the table below for Mr. Winters is salary earned while he was employed by the Company.

Name	Fees earned or paid in cash	Stock awards	Option awards	All other compensation	Total
	($)	($)	($)	($)	($)
Ian Kantrowitz	$73,385	$0	$0	$0	$73,385
Kent Wilson	$73,385	$0	$0	$0	$73,385
Christopher Jeunot	$28,519	$0	$0	$0	$28,519
Gerry Garcia	$30,154	$0	$0	$0	$30,154
Andrew Call	$22,954	$0	$0	$0	$22,954
Edmond Lew	$31,788	$0	$0	$0	$31,788
Jonathan Withem	$28,231	$0	$0	$0	$28,231
Charles Winters	$73,385	$0	$0	$50,640	$124,025
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding beneficial ownership of Alpine 4 Class A, Class B, and Class C common stock and Series B Preferred Stock as of February 21, 2023, (i) by each person (or group of affiliated persons) who owns beneficially more than five percent of the outstanding shares of common stock, (ii) by each director and executive officer of Alpine 4, and (iii) by all of the directors and executive officers of Alpine 4 as a group. The percentages are based on the following figures:

• 178,737,349 shares of Class A common stock;
• 8,548,088 shares of Class B common stock;
• 12,256,816 shares of Class C common stock; and
• 4 shares of Series B Preferred stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of beneficial owner (1); Class of Securities	Title/Class of Security	Number of Shares	Beneficial Ownership of Shares Listed	Votes	Total Voting Power (2)
Kent B. Wilson Chief Executive Officer, Director	CLASS A	1,523,321	0.85%	1,523,321
	CLASS B	2,935,488	34.34%	29,354,880
	CLASS C	990,169	8.08%	4,950,845
	B Preferred	2	50.00%	325,502,309
Total Votes				361,331,355	37.00%

Charles Winters, Director	CLASS A	723,322	0.40%	723,322
	CLASS B	1,300,000	15.21%	13,000,000
	CLASS C	675,000	5.51%	3,375,000
	B Preferred	1	25.00%	162,751,155
Total Votes				179,849,477	18.42%

Ian Kantrowitz Director	CLASS A	833,414	0.47%	833,414
	CLASS B	1,499,429	17.54%	14,994,290
	CLASS C	1,009,738	8.24%	5,048,690
	B Preferred	1	25.00%	162,751,155
Total Votes				183,627,549	18.80%

Jeff Hail Chief Operating Officer	CLASS A	446,522	0.25%	446,522
	CLASS B	1,124,211	13.15%	11,242,110
	CLASS C	788,000	6.43%	3,940,000
	B Preferred	0	0.00%	—
Total Votes				15,628,632	1.60%

Gerry Garcia Director	CLASS A	10,000	0.01%	10,000
	CLASS B	0	0.00%	0
	CLASS C	1,000	0.01%	5,000
	B Preferred	0	0.00%	0
Total Votes				15,000	*%

Edmond Lew Director	CLASS A	190,897	0.11%	190,897
	CLASS B	0	0.00%	0
	CLASS C	8,167	0.07%	40,835
	B Preferred	0	0.00%	0
Total Votes				231,732	*%

Christophe Jeunot Director	CLASS A	178,621	0.10%	178,621
	CLASS B	0	0.00%	0
	CLASS C	27,224	0.22%	136,120
	B Preferred	0	0.00%	0
Total Votes				314,741	*%

Jonathan Withem Director	CLASS A	0	0.00%	0
	CLASS B	0	0.00%	0
	CLASS C	0	0.00%	0
	B Preferred	0	0.00%	0
Total Votes				0	0%

Andrew Call Director	CLASS A	0	0.00%	0
	CLASS B	0	0.00%	0
	CLASS C	0	0.00%	0
	B Preferred	0	0.00%	0
Total Votes				0	0%

As a Group	CLASS A	3,906,097	2.19%	3,906,097
9 PEOPLE	CLASS B	6,859,128	80.24%	68,591,280
	CLASS C	3,499,298	28.55%	17,496,490
	B Preferred	4	100.00%	651,004,619
Total Votes				740,998,486	75.88%
*    Less than 1%

1.Except as otherwise indicated, the address of the stockholder is: Alpine 4 Holdings, Inc., 2525 E Arizona Biltmore Cir, Suite 237, Phoenix AZ 85016.
2.The Voting Power column includes the effect of shares of Class B Common Stock, Class C Common Stock, and Series B Preferred Stock held by the named individuals, as indicated in the footnotes below. Each share of Class B common stock has 10 votes.  Each share of Class C Common Stock has 5 votes. Collectively, all of the shares of Series B Preferred have voting power equal to 200% of the total voting power of all other Classes or series of outstanding shares. Each Series B Preferred share has a fractional portion of that aggregate vote.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions

During the year ended December 31, 2021, the Company paid $238,651 on note payables due to related parties. As of December 31, 2022 and 2021, there were no outstanding related party note payables.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
MaloneBailey, LLP (“MaloneBailey”)
Set below are aggregate fees billed by MaloneBailey for professional services rendered for the year ended December 31, 2022.
Audit Fees
The fees for the audit and review services billed by MaloneBailey for the period from January 1, 2022, to December 31, 2022, were $353,000.
Audit Related Fees
The fees for the audit related services billed by MaloneBailey for the period from January 1, 2022, to December 31, 2022, were $27,600.
Tax Fees
The fees for the tax related services billed by MaloneBailey for the period from January 1, 2022, to December 31, 2022, were $0.
RSM US LLP (“RSM”)
Set below are aggregate fees billed by RSM for professional services rendered for the year ended December 31, 2022.
Audit Fees
The fees for the audit and review services billed by RSM for the period from January 1, 2022, to December 31, 2022, were $375,000.
Tax Fees
The fees for the tax related services billed by RSM for the period from January 1, 2022, to December 31, 2022, were $81,000.

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
PART IV
53

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1). Financial Statements.
The following consolidated financial statements, and related notes and Reports of Independent Registered Public Accounting Firms are filed as part of this Annual Report:
ITEM 16.  FORM 10-K SUMMARY

None.
54

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Alpine 4 Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpine 4 Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the financial statements, the Company has suffered recurring losses from operations and recurring negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Phoenix, Arizona

May 5, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Alpine 4 Holdings, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpine 4 Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor from 2015 to 2022.
Houston, Texas
April 13, 2022, except for the restatement discussed in Note 1 as to which the date is March 16, 2023.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS:
Cash	$2,673,541	$3,715,666
Accounts receivable, net	17,139,944	11,875,176
Contract assets	1,402,788	877,904
Inventory	25,258,369	24,419,654
Prepaid expenses and other current assets	2,428,223	1,955,907
Total current assets	48,902,865	42,844,307

Property and equipment, net	19,503,485	28,101,471
Intangible assets, net	36,282,609	39,180,664
Right of use assets	16,407,566	1,460,206
Goodwill	22,680,084	22,680,084
Other non-current assets	1,855,605	357,118
TOTAL ASSETS	$145,632,214	$134,623,850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,608,554	$7,744,957
Accrued expenses	6,749,890	5,074,006
Contract liabilities	5,284,285	6,359,449
Notes payable, current portion	3,201,136	5,690,524
Line of credit, current portion	7,426,814	4,473,489
Financing lease obligation, current portion	725,302	649,343
Operating lease obligation, current portion	1,318,885	428,596
Total current liabilities	33,314,866	30,420,364

Notes payable, net of current portion	4,266,350	8,426,105
Line of credit, net of current portion	7,215,520	5,640,051
Financing lease obligations, net of current portion	14,592,813	15,319,467
Operating lease obligations, net of current portion	15,262,494	1,066,562
Series C and Series D preferred stock subject to redemption	—	400,092
Deferred tax liability	988,150	1,861,165
TOTAL LIABILITIES	75,640,193	63,133,806

Commitment and contingencies (Note 11)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 5 and 5 shares issued and outstanding at December 31, 2022 and 2021	5	5
Class A Common stock, $0.0001 par value, 295,000,000 shares authorized, 178,425,932 and 161,798,817 shares issued and outstanding at December 31, 2022 and 2021	17,844	16,182
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 8,548,088 and 8,548,088 shares issued and outstanding at December 31, 2022 and 2021	854	854
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 12,238,232 and 12,500,200 shares issued and outstanding at December 31, 2022 and 2021	1,224	1,250
Additional paid-in capital	141,723,921	130,348,267
Accumulated deficit	(71,751,827)	(58,876,514)
Total stockholders' equity (deficit)	69,992,021	71,490,044
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$145,632,214	$134,623,850
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenues, net	$104,563,002	$51,640,813
Cost of revenues	82,848,600	43,942,815
Gross Profit	21,714,402	7,697,998

Operating expenses:
General and administrative expenses	37,531,794	27,987,920
Research and development	876,542	1,464,918
Impairment loss of intangible asset and goodwill	—	367,519
Gain on sale of property	(5,938,150)	—
Total operating expenses	32,470,186	29,820,357
Loss from operations	(10,755,784)	(22,122,359)

Other income (expenses)
Interest expense	(3,124,132)	(3,289,233)
Gain on extinguishment of debt	—	803,079
Gain on forgiveness of debt	—	3,896,108
Impairment loss on equity investment	—	(1,350,000)
Other income	270,609	635,526
Total other income (expenses)	(2,853,523)	695,480

Loss before income tax	(13,609,307)	(21,426,879)

Income tax (benefit)	(733,994)	(1,943,741)

Net loss	$(12,875,313)	$(19,483,138)

Weighted average shares outstanding:
Basic	190,779,052	164,216,808
Diluted	190,779,052	164,216,808

Basic loss per share	$(0.07)	$(0.12)

Diluted loss per share	$(0.07)	$(0.12)
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2020	5	$5	—	$—	—	$—	126,363,158	$12,636	9,023,088	$902	14,162,267	$1,417	$25,144,136	$(39,393,376)	$(14,234,280)

Issuance of shares of common stock for cash	—	—	—	—	—	—	18,428,827	1,844	—	—	—	—	76,491,149	—	76,492,993
Issuance of shares of common stock for convertible note payable and accrued interest		—	—	—	—	—	7,384,018	740	—	—	—	—	1,886,156	—	1,886,896
Conversion of Class C to Class A	—	—	—	—	—	—	1,617,067	162	—	—	(1,617,067)	(162)	—	—	—
Conversion of Class B to Class A	—	—	—	—	—	—	475,000	48	(475,000)	(48)	—	—	—	—	—
Repurchase of class C common stock	—	—	—	—	—	—	—	—	—	—	(45,000)	(5)	(185,845)	—	(185,850)
Issuance of shares of common stock for compensation	—	—	—	—	—	—	199,018	21	—	—	—	—	261,504	—	261,525
Issuance of shares of common stock and warrants for acquisition	—	—	—	—	—	—	4,922,471	492	—	—	—	—	15,066,719	—	15,067,211
Conversion of series D preferred stock to Class A	—	—	—	—	—	—	1,066,868	105	—	—	—	—	5,194,329	—	5,194,434
Conversion of series C preferred stock to Class A	—	—	—	—	—	—	1,342,390	134	—	—	—	—	6,361,153	—	6,361,287
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	36,538	—	36,538
Beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	92,428	—	92,428
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,483,138)	(19,483,138)
Balance, December 31, 2021	5	5	—	—	—	—	161,798,817	16,182	8,548,088	854	12,500,200	1,250	130,348,267	(58,876,514)	71,490,044

Issuance of shares of common stock for compensation	—	—	—	—	—	—	211,236	22	—	—	—	—	231,555	—	231,577
Exchange of shares of common stock for compensation	—	—	—	—	—	—	37,500	4	—	—	(37,500)	(4)	—	—	—
Conversion of Series D preferred stock to Class A	—	—	—	—	—	—	63,907	7	—	—	—	—	365,463	—	365,470
Conversion of Series C preferred stock to Class A	—	—	—	—	—		8,245	—	—	—	—	—	34,622	—	34,622
Conversion of Class C Common stock to Class A	—	—	—	—	—	—	224,468	22	—	—	(224,468)	(22)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	473,159	—	473,159
Shares issued from ATM	—	—	—	—	—	—	1,589,005	159	—	—	—	—	1,097,303	—	1,097,462
Issuance of shares of common stock for cash, net of offering costs	—	—	—	—	—	—	14,492,754	1,448	—	—	—	—	9,173,552	—	9,175,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,875,313)	(12,875,313)
Balance, December 31, 2022	5	$5	—	$—	—	$—	178,425,932	$17,844	8,548,088	$854	12,238,232	$1,224	141,723,921	$(71,751,827)	$69,992,021

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

OPERATING ACTIVITIES:
Net loss	$(12,875,313)	$(19,483,138)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,026,483	2,396,966
Amortization	3,148,055	1,757,393
Gain on extinguishment of debt	—	(803,079)
Gain on forgiveness of debt	—	(3,896,108)
Amortization of preferred stock fair value	—	(545,509)
Income tax benefit	(733,994)	(1,943,741)
Gain on sale of property	(5,938,150)	—
Bad debt expense	202,761	3,028,757
Employee stock compensation	704,736	298,063
Amortization of debt discounts	—	1,436,052
Operating lease expense	1,006,683	412,898
Impairment loss on equity investment	—	1,350,000
Impairment loss of intangible asset and goodwill	—	367,519
Write off of inventory	691,061	237,192
Change in current assets and liabilities:
Accounts receivable	(5,467,529)	(4,235,353)
Inventory	(1,529,776)	(6,795,719)
Contract assets	(524,884)	(160,483)
Prepaid expenses and other assets	(1,970,803)	(87,950)
Accounts payable	724,576	725,596
Accrued expenses	1,675,884	614,399
Contract liabilities	(1,075,164)	332,032
Operating lease liability	(642,822)	(429,529)
Net cash used in operating activities	(19,578,196)	(25,423,742)

INVESTING ACTIVITIES:
Capital expenditures	(1,067,157)	(3,571,253)
Proceeds from sale of asset	140,710	—
Proceeds from sale of building	12,454,943	—
Cash paid in international technology agreement	(250,000)	—
Cash paid for acquisitions	—	(37,324,035)
Cash paid for equity investment	—	(350,000)
Cash assumed in acquisition	—	81,442
Net cash used in investing activities	11,278,496	(41,163,846)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	11,097,462	76,492,993
Proceeds from issuances of notes payable, non-related party	500,000	16,078
Proceeds from issuances of convertible notes payable	—	408,000
Net proceeds from lines of credit	4,795,213	2,575,552
Cash paid for debt issuance costs	(266,419)	—
Cash paid for equity issuance costs	(825,000)	—
Repurchase of common stock	—	(185,850)
Repayment of mortgage	(4,642,043)	—
Repayments of notes payable, related party	—	(238,651)
Repayments of notes payable, non-related parties	(2,750,943)	(7,161,807)
Repayments of convertible notes payable	—	(1,688,464)
Cash paid on financing lease obligations	(650,695)	(637,180)
Net cash provided by financing activities	7,257,575	69,580,671

NET INCREASE (DECREASE) IN CASH	(1,042,125)	2,993,083

CASH , BEGINNING BALANCE	3,715,666	722,583

CASH, ENDING BALANCE	$2,673,541	$3,715,666

CASH PAID FOR:
Interest	$2,231,600	$1,973,818
Income taxes	$—	$54,058

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for convertible note payable and accrued interest	$—	$1,886,896
ROU asset and operating lease obligation recognized under Topic 842	$15,729,043	$95,029
Equipment purchased on financing lease	$243,843	$—
Beneficial conversion feature on convertible notes	$—	$92,428
Common stock issued for acquisition	$—	$15,067,211
Remeasurement of finance lease liability	$—	$279,287
Mortgage on property purchase	$—	$4,680,000
Accounts receivable converted to equity investment	$—	$1,000,000
Issuance of shares of series D preferred stock for acquisition	$—	$6,653,309
Notes payable issued to the Sellers for the purchase of DTI	$—	$2,000,000
Conversion of series D preferred stock for common stock	$—	$136
Conversion of series C preferred stock for common stock	$—	$171
The accompanying notes are an integral part of these consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Note 1 - Restatement of Consolidated Financial Statements
As more fully discussed in the Form 10-K/A filed on March 17, 2023, the Company restated its consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended to correct errors related to purchase accounting impacting income taxes related to the deferred tax liabilities for certain acquisitions the Company made in 2020 and 2021, the classification of the Series C and Series D preferred shares issued in connection with these acquisitions, errors in the valuation of certain assets acquired for one of the acquisitions in 2021, and errors in the recording of forgiveness of PPP loans that were assumed as part of certain acquisitions in 2020 and 2021.

Note 1A – Organization and Basis of Presentation
Alpine 4 Holdings, Inc. (together with its subsidiaries, the “Company,” “we,” or “our”), was incorporated under the laws of the State of Delaware on April 22, 2014. The Company was formed to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business. On March 2, 2021, the Company changed its name from Alpine 4 Technologies Ltd. to Alpine 4 Holdings, Inc.

Effective April 1, 2016, the Company purchased all of the outstanding capital stock of Quality Circuit Assembly, Inc., a California corporation (“QCA”).

Effective January 1, 2019, the Company purchased all of the outstanding capital stock of Morris Sheet Metal Corp., an Indiana corporation (“MSM”), JTD Spiral, Inc. a wholly owned subsidiary of MSM, an Indiana corporation, Morris Enterprises LLC, an Indiana limited liability company and Morris Transportation LLC, an Indiana limited liability company (collectively “Morris” or “MSM”).
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

For the Years Ended December 31, 2022 and 2021
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

In Q1 2022, the Company formed Global Autonomous Corporation (“GAC”) with several key employees and consultants. The Company owns 71.43% of the outstanding shares of stock of GAC, which has remained consistent throughout the year. There was no assignment of assets or other financial activity on the entity during the current year.

As of the date of this Report, the Company was a holding company owning, directly or indirectly, fourteen companies:
–A4 Corporate Services, LLC;
–ALTIA, LLC;
–Quality Circuit Assembly, Inc.;
–Morris Sheet Metal, Corp;
–JTD Spiral, Inc.;
–Excel Construction Services, LLC;
–SPECTRUMebos, Inc.;
–Vayu (US)
–Thermal Dynamics International, Inc.;
–Alternative Laboratories, LLC.;
–Identified Technologies, Corp.;
–ElecJet Corp.;
–DTI Services Limited Liability Company (doing business as RCA Commercial Electronics); and
–Global Autonomous Corporation,
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

In accordance with Financial Accounting Standards Board (the “FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued (further detail in the going concern sub-section below).

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company experienced a loss for the year ended December 31, 2022, of $12.9 million, and had a negative cash flow used in operations of $19.6 million, this was an improvement over the same period last year, for the year ended December 31, 2021, when there was a net loss of $19.5 million had a negative cash flow used in operations of $25.4 million.

As of December 31, 2022, the Company has positive working capital of approximately $15.6 million. The Company has also secured bank financing totaling $33.0 million ($33.0 million in Lines of Credit including $0.5 million in capital expenditures lines of credit availability) of which $3.8 million was available and unused at December 31, 2022. There are

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
two lines of credit that are set to mature during 2023. These two line of credits total $8.0 million, of which $7.5 million was used as of December 31, 2022, and are shown as a current liability on the consolidated balance sheet.

The Company plans to continue to generate additional revenue (and improve cash flows from operations) partly from the acquisitions of the six operating companies, which closed in 2021, combined with improved gross profit performance from the existing operating companies. The Company also plans to continue to raise funds through debt financing and the sale of shares through its planned at-the-market offering.
Going Concern
The accompanying financial statements have been prepared on a going concern basis. While the working capital deficiency of prior years has improved, and working capital of the Company is currently positive, continued operating losses causes doubt as to the ability of the Company to continue. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to profitable operations are necessary for the Company to continue. The uncertainty that exists with these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related to the going concern uncertainty, the Company has a three-fold plan to resolve these risks. First, the operating subsidiaries of QCA, TDI, IDT and RCA plan to expand their revenues and profits yielding increased cash flow in those operating segments. This plan will allow for an increased level of cash flow to the Company. Second, the Company has expanded its credit facilities at the subsidiary level over the past 12 months to allow for greater borrowing accessibility if needed for the expansion of product lines and sales opportunities and plans to extend or refinance any lines of credit coming due over the next 12 months in order to provide additional financing. Finally, operating companies hard hit by the supply-chain related price increases such as MSM, Alt Labs, and Excel Construction have begun to experience an easing in the procurement and cost overruns of limited product supply. This subsequently has added to increased cash flow to those entities and less reliance on the Company to fund those activities. Although this plan is in place to mitigate the risk related to the going concern uncertainty, substantial doubt remains due to uncertainty around the growth projections and lack of control of many of the factors included in the Company’s plan.

Note 2 - Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2022 and 2021. Significant intercompany balances and transactions have been eliminated.
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

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of December 31, 2022, and 2021, the Company had no cash equivalents.
The FDIC insures up to $250,000 per account with any excess amount in each account being uninsured. Total bank balances were approximately $3.2 million and $3.5 million, respectively as of December 31, 2022 and December 31, 2021. Of this amount, approximately $2.0 million and $2.0 million, respectively, were uninsured. All uninsured amounts are held with J.P. Morgan Chase.
Major Customers
The Company had no customers that made up over 10% of accounts receivable as of December 31, 2022, and 2021.
For the year ended December 31, 2022, the Company had one customer that made up 14% of total Company revenues within the A4 Technology - RCA segment. This customer had an accounts receivable balance of $1.2 million as December 31, 2022. For the year ended December 31, 2021, the Company had two customers that each made up 11% of total Company revenues with the A4 Manufacturing - QCA segment and A4 Manufacturing - Alt Labs segment. The customer within A4 Manufacturing - QCA segment had an accounts receivable balance of $1.0 million as of December 31, 2021. The customer within A4 Manufacturing - Alt Labs segment had an accounts receivable balance of $0, as of December 31, 2021, as the account receivable related to this customer was written off as bad debt expense noted in the section below.

For the year ended December 31, 2022, the Company had 9% of total revenues made up of government contracts.

Major Vendors

For the year ended December 31, 2022, there was one vendor that made up 14% of total Company purchases within the A4 Technology - RCA segment.. For the year ended December 31, 2021, there were no vendors that made up at least 10% of total purchases within the Company.
Accounts Receivable, net
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2022 and 2021, allowance for bad debt was $52,531 and $199,936, respectively. During the years ended December 31, 2022 and 2021, the Company wrote off $202,761 and $3,028,757, respectively to bad debts expense.
Inventory
Inventory for all subsidiaries is valued at weighted average. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory is segregated into three areas, raw materials, work-in-process and finished goods. Inventory as of December 31, 2022 and 2021 consisted of:

	December 31, 2022	December 31, 2021
Raw materials	$9,116,824	$8,253,104
Work in process	3,165,876	2,480,979
Finished goods	12,975,669	13,685,571
Inventory	$25,258,369	$24,419,654

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
Property and Equipment, net
Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from five years to 39 years as follows:

Automobiles and trucks	5 to 7 years
Machinery and equipment	10 years
Office furniture and fixtures	5 years
Buildings and improvements	39 years
Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated over the estimated life of the asset.
Property and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Automobiles and trucks	$1,056,551	$1,251,187
Machinery and equipment	9,864,846	8,876,402
Office furniture and fixtures	186,464	167,581
Buildings and improvements	16,696,926	23,630,250
Total Property and equipment	27,804,787	33,925,420
Less: Accumulated depreciation	(8,301,302)	(5,823,949)
Property and equipment, net	$19,503,485	$28,101,471
Included in Buildings and improvements in the above table are two buildings of $9,000,000 and $2,000,000 related to sale leaseback transactions. (See Note 3)

The Company recorded depreciation expense of $3,026,483 and $2,396,966 in 2022 and 2021, respectively.
Purchased Intangibles and Other Long-Lived Assets, net
The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between one and seventeen years as follows:

Software	5 years
Non-compete agreements	1-15 years
Customer list	3-16 years
Patents, trademarks, and licenses	3-17 years
Proprietary technology	15 years

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
Intangible assets consisted of the following as of December 31, 2022 and 2021:

Cost	Weighted Average Amortization Period	December 31, 2022	December 31, 2021
Software	2.0 years	$128,474	$128,474
Non-compete agreement	6.3 years	1,426,276	1,378,772
Customer list	11.9 years	13,011,187	13,011,187
Patents, trademarks, and licenses	13.9 years	7,127,408	7,174,912
Proprietary technology	13.5 years	19,866,743	19,616,743
	12.9 years	41,560,088	41,310,088

Accumulated amortization
Software		$(77,084)	$(64,757)
Non-compete agreement		(478,510)	(210,465)
Customer list		(1,711,327)	(1,112,797)
Patents, trademarks, and licenses		(962,258)	(8,444)
Proprietary technology		(2,048,300)	(732,961)
		(5,277,479)	(2,129,424)
Intangibles assets, net		$36,282,609	$39,180,664
Expected amortization expense of intangible assets over the next 5 years and thereafter is as follows:

Years Ending December 31,
2023	$3,152,048
2024	3,152,048
2025	2,919,686
2026	2,900,686
2027	2,762,686
Thereafter	21,395,455
Total	$36,282,609
The Company recorded amortization expense of $3,148,055 and $1,757,393 in 2022 and 2021, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deposits	$578,545	$149,517
Other	1,277,060	207,601
	$1,855,605	$357,118
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

For the Years Ended December 31, 2022 and 2021
loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

During the third quarter of 2022, there was a triggering event related to the customer list for Alt Labs which required an analysis to be performed. This analysis was performed in conjunction with a third-party valuation expert. As a result of the analysis, it was determined that the value of the estimated future cash flows were greater than the carrying value of the reporting unit's assets. No impairment was recognized during the year ended December 31, 2022.

During the year ended December 31, 2021, due to the significant impact of COVID-19, the Company determined that the customer list for Excel was impaired and took a charge to earnings of $359,890.
Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of December 31, 2022 and 2021, the reporting units with goodwill were QCA, Morris, Alt Labs, TDI, Identified Technology, ElecJet, and RCA.

During the year ended December 31, 2021, the Company determined that the goodwill for Excel was impaired and took a charge to earnings of $7,629. During the 2022 fourth quarter, we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of all our reporting units exceeded their carrying amounts. Based on the analysis, the ElecJet reporting unit is considered an at-risk reporting unit. Our methods and assumptions were consistent with those discussed below in the Fair Value Measurement subsection. This reporting unit is primarily considered at-risk as it is a start-up subsidiary with minimal to no revenue to offset its research & development expenses. The DCF model includes revenue growth assumptions of us executing large new customer and/or supplier agreements within the next two years and then steadily increasing revenue at a more normalized rate thereafter. If we fail to execute these customer and/or supplier arrangements, this would negatively impact the key growth assumptions.
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

For the Years Ended December 31, 2022 and 2021
Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
We apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, notes payable and lines of credit. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.
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
The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of December 31, 2022 and 2021, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis as all of our financial assets and liabilities were Level 1.
Equity Investments
The Company’s equity investments consisted of investment in one private company in which the Company does not have the ability to exercise significant influence over their operating and financial activities. This investment is carried at cost as there is no market for the membership units, accordingly, no quoted market price is available. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events. As of December 31, 2021, in accordance with the ASC 321 guidelines, the Company recognized a loss on impairment for the entire value of $1,350,000. The current book value for this investment as of December 31, 2022 is $0.
Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All costs related to research and development activities are expensed as incurred. During the years ended December 31, 2022 and 2021, research and development cost totaled $876,542 and $1,464,918, respectively.
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
The Company’s subsidiaries are all located in North America, as well as the customer base in which the Company’s revenue is derived from. The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
QCA and Alt Labs
QCA (Circuit boards and cables) and Alt Labs (Supplements) are contract manufacturers and recognize revenue when the products have been built and control has been transferred to the customer. If a deposit for product or service is received prior to completion, the payment is recorded as deferred revenue until such point the product or services meets our revenue recognition policy. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, and have determined that the warranty and returns would be immaterial for the periods presented.
ElecJet

ElecJet is a manufacturer of electric components, and a research and development company for battery technology and recognizes revenue when the products have been shipped to the customer. If a deposit for a product or service is received prior to completion, the payment is recorded as deferred revenue until such point the product or services meets our revenue recognition policy. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, and have determined that the warranty and returns would be immaterial for the periods presented.
Identified Technologies

Identified Technologies provides 3D mapping drone software and data for industrial job sites and recognizes revenue when the service has been provided to the customer. If a deposit for a product or service is received prior to completion, the payment is recorded as deferred revenue until such point the product or services meets our revenue recognition policy. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, and have determined that the warranty and returns would be immaterial for the periods presented.
Direct Tech Sales (“RCA”)

RCA is engaged in the design, manufacture and wholesale distribution of electronics such as televisions, mounting solutions, projectors and screens, audio equipment, digital signage, mobile audio and video systems, and all wire and connecting products throughout the United States of America. RCA recognizes revenue when the products have been shipped to the customer which is also when title transfers. If a deposit for a product or service is received prior to completion, the payment is recorded as deferred revenue until such point the product or services meets our revenue recognition policy. Management assesses the materiality and likelihood of warranty work and returns, and records reserves as needed, and have determined that the warranty and returns would be immaterial for the periods presented.
MSM, Excel and TDI
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

For the Years Ended December 31, 2022 and 2021
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
Contract Retentions
As of December 31, 2022 and 2021, accounts receivable included retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project. The Company has recorded a receivable for retainage of approximately $2.0 million and $1.6 million as of December 31, 2022, and 2021, respectively.

The following table presents our revenues disaggregated by type with the sales of goods recognized upon delivery and the sales of services recognized over the time of the contract as described above:

	Year ended December 31,
	2022	2021
Sale of goods
Circuit boards and cables	$18,780,769	$15,700,902
Supplements	12,889,992	11,674,220
Electronics	41,191,146	1,543,469
Total sale of goods	72,861,907	28,918,591

Sale of services
Construction contracts	30,098,249	22,462,399
Drone 3D mapping	1,602,846	259,823
Total sale of services	31,701,095	22,722,222
Total revenues	$104,563,002	$51,640,813
Earnings (loss) per share
The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The amount of anti-dilutive shares related to stock options and warrants as of December 31, 2022 and 2021, were 21,664,165 and 7,317,778, respectively. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) inclusive of all

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
classes of common stock as the only difference between the classes of common stock are related to the voting rights (Note 6) for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Net loss	Shares	Per Share Amount	Net loss	Shares	Per Share Amount
Basic EPS
Loss available to stockholders	$(12,875,313)	190,779,052	$(0.07)	$(19,483,138)	164,216,808	$(0.12)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
Loss available to stockholders plus assumed conversions	$(12,875,313)	190,779,052	$(0.07)	$(19,483,138)	164,216,808	$(0.12)
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

For the Years Ended December 31, 2022 and 2021
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

In June 2016, the FASB issued ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The new standard is effective in the first quarter of fiscal 2023 and is expected to have an immaterial impact on the Company's financial statements.
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
As of December 31, 2022, the future minimum finance and operating lease payments are as follows:

Years Ending December 31,	Finance Leases	Operating Leases
2023	$1,925,840	$2,287,038
2024	1,952,462	2,443,909
2025	1,880,402	1,960,387
2026	1,867,799	1,805,158
2027	1,910,388	1,770,300
Thereafter	14,952,719	13,253,279
Total payments	24,489,610	23,520,071
Less: imputed interest	(9,171,495)	(6,938,692)
Total obligation	15,318,115	16,581,379
Less: current portion	(725,302)	(1,318,885)
Non-current capital leases obligations	$14,592,813	$15,262,494
Finance Leases
As of December 31, 2022, all finance leases in the table above were related to property and equipment, and are included as part of property and equipment, net on the consolidated balance sheet. Depreciation expense associated with the finance leases within property and equipment was $1,251,817 and $1,244,059 for the years ended December 31, 2022 and 2021, respectively. Of this amount, $151,398 and $422,259 is recorded within Cost of Revenues with the remainder recorded in General & Administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. Interest expense related to the finance leases for the years ended December 31, 2022 and 2021 was $1,255,231 and $1,301,842, respectively, and is recorded within Interest Expense on the Consolidated Statement of Operations. At

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
December 31, 2022, the weighted average remaining lease terms were 11.95 years, and the weighted average discount rate was 8.01%.
Operating Leases
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheet:

	Classification on Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$16,407,566	$1,460,206
Total lease assets		$16,407,566	$1,460,206

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$1,318,885	$428,596
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	15,262,494	1,066,562
Total lease liability		$16,581,379	$1,495,158
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

On June 23, 2022, the Company entered into a sale lease back agreement for the building on 4740 Cleveland in Ft. Myers, Florida. The lease had a term of 180 months with monthly payments ranging from $67,708 to $89,306. The Company determined the lease to be an operating lease and recognized a right-of-use asset and an operating lease liability of $8,725,000 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 7.00%.

On June 26, 2022, the Company amended its lease effective July 1, 2022 for the warehouse in Ann Arbor, Michigan for an additional 12,800 sq ft through July 31, 2025, with total monthly lease payments ranging from $16,000 to $16,800. As a result of this amendment, the Company remeasured the right of use asset and liability and recorded an additional $543,595 in right of use asset on the date of the modification based on the present value of the minimum lease payment discounted using an incremental borrowing rate of 5.13%.

On June 13, 2022, the Company entered into a lease effective October 1, 2022 for a building in San Jose, California through March 1, 2033, with total monthly lease payments ranging from $49,156 to $66,062. The Company determined the lease to be an operating lease and recognized a right-of-use asset of and operating lease liability of $5,506,357 based on the present value of the minimum lease payments discounted using an incremental borrowing rate of 4%.

On September 9, 2022, the Company amended its lease effective as of October 1, 2022 for the warehouse in Ft. Myers, Florida through September 30, 2027, with total monthly lease payments ranging from $21,637 to $23,682. As a result of this amendment, the Company remeasured the right of use asset and liability and recorded an additional $1,179,091 in right

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
of use asset on the date of the modification based on the present value of the minimum lease payment discounted using an incremental borrowing rate of 6.25%.
The operating lease expense for the years ended December 31, 2022 and 2021 was $1,006,683 and $386,056, respectively. Of this amount, $329,938 and $0 is recorded in Cost of Revenues on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively. The remaining $676,745 and $386,056 is recorded within General & Administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively. The cash paid under operating leases during the years ended December 31, 2022 and 2021 was $1,087,951 and $402,688, respectively. As of December 31, 2022, the weighted average remaining lease terms were 11.83 years and the weighted average discount rate was 6%.
Note 4 – Debt

On February 22, 2018, the Company issued a $3,000,000 note payable under the Amended and Restated Secured Promissory Note with the seller of VWES. The note is secured by the assets of VWES and bears interest at 7% per annum and is due in semi-annual payments of $150,000 commencing on June 1, 2018, through June 1, 2020. The remaining principal and accrued interest is due on the 3-year anniversary. The Company is not current on its payments on the note. In August 2020, the company filed a lawsuit against Alan Martin regarding his note payable. The balance as of December 31, 2022, and 2021, was $2,857,500, and accrued interest of $1,710,577 and $1,170,861, respectively, which are reflective in the current liabilities. The default rate is 10% and the daily late charge is $575. (See a description of the Company’s ongoing legal proceedings relating to this transaction in Note 11, Commitments and Contingencies, below.)
In connection with the Morris acquisition in January 2019, the Company issued three subordinated secured promissory notes for an aggregate of $3,100,000. The notes bear interest at 4.25% per annum, require monthly payment for the first 35 months of $31,755 with any remaining principal and accrued interest due on the 3 year-anniversary. The Company also issued three supplemental notes payable for an aggregate of $350,000. The notes bear interest at 4.25% per annum and are due on the 1-year anniversary. In May 2020, the Company amended the three supplemental notes of $116,667 each with the sellers of Morris. The notes were due January 1, 2020. Each of the new notes as of the date of amendment had accrued interest of $2,703. This was added to the note resulting in the principal amount of each of the new notes equaling to $119,370. The amendment required an initial payment of $30,000 for each note, which was made on May 23, 2020, and 8 monthly installments of $10,000 with one final payment of $13,882 through January 2021. The amended notes have an interest rate of 6%. As of December 31, 2022, the outstanding balance on these notes and supplemental notes were paid in full.

In connection with the Deluxe acquisition in November 2019, the Company issued two subordinated secured promissory notes to the seller. The first note for $1,900,000 bears interest at 4.25% per annum, require monthly payment for the first 35 months of $19,463 with any remaining principal and accrued interest due on the 3 year-anniversary. The second note for $496,343 bears interest at 8.75% and is due in January 2020. In January 2020, the Company entered into a debt conversion agreement with the seller, which fully settled the second note. On April 8, 2021, the Company entered into a settlement agreement with the seller wherein the outstanding balance on the first note amounting to $1,883,418 including accrued interest and net other costs was settled in full through a payment of approximately $887,000 and the exchange of 1,617,067 shares of the Company’s Class C common shares held by the seller for the same number of shares of the Company’s Class A common stock. The Company recognized a gain on extinguishment of debt totaling $803,079 during the year ended December 31, 2021, as a result of the settlement of the note.
In connection with the Excel acquisition in February 2020, the Company issued a subordinated secured promissory note to the seller. The note for $2,300,000 bears interest at 4.25% per annum, requires monthly interest only payments for 48 months and is due February 2024. The ending balance for this loan as of December 31, 2022 and 2021, was $2,062,318. (See a description of the Company’s ongoing legal proceedings relating to this transaction in Note 11, Commitments and Contingencies, below.)
In October 2019, Morris entered into an equipment finance note for $107,997 with an interest rate of 9.4% for 48 monthly payments with Bryn Mawr Equipment Finance Inc. The outstanding balance on this note as of December 31, 2022 and 2021, was $23,405 and $52,504, respectively.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
In connection with the RCA acquisition in December 2021, the Company issued two subordinated secured promissory notes for an aggregate of $2,000,000. The notes are amortized over 10 years, bear interest at 3.75% per annum and require monthly payment of at least $19,590. After three years, the unpaid principal amount on the notes will be immediately due.

In April and May 2020, the Company received seven loans under the Paycheck Protection Program of the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act totaling $3,896,108. During the year ended December 31, 2021, the Company also acquired four loans with a book value totaling $1,799,725 due to acquisitions, and fair value of $65,000. The loans have terms of 24 months and accrue interest at 1% per annum. The Company paid $88,160 for the loan assumed in connection with the IA acquisition, and the remaining $356,690 was forgiven. The remaining ten loans were forgiven as provided by the CARES Act during the year ended December 31, 2021. The Company recognized a gain on forgiveness of debt of $0 and $3,896,108 for the years ended December 31, 2022 and December 31, 2021, respectively. The Company also assumed an Economic Injury Disaster Loan (EIDL) of $65,000 in connection with the Vayu acquisition, which was still outstanding as of December 31, 2022.

On August 27, 2021 the Company entered into $4.7 million agreement for the purchase of a building located at 4740 Cleveland in Ft. Myers, Florida. The loan bears interest at a rate of 3.95% per annum for a term of 10-years and requires monthly payments of $24,722. The loan is secured by the building and a guarantee by the Company. On June 23, 2022, the Company sold the building at 4740 S. Cleveland Ave. Fort Myers, Florida, for $13,200,000. The Company determined that it had transferred control of the building to the buyer, has derecognized the asset, and recognized a gain on the sale of $5,822,450 and paid off the outstanding mortgage of $4,642,043. Under ASC 842, Leases, the Company simultaneously entered into a sale leaseback transaction where the building was then leased back (See Note 3).

In January 2022, Alt Labs entered into a note payable for $500,000 with an interest rate of 3.85% for 60 monthly payments of $9,186. The outstanding balance on this note as of December 31, 2022, was $414,498.
In May 2022, Morris entered into an equipment finance note for $61,000 with an interest rate of 10% for 60 monthly payments of $1,314. The outstanding balance on this note as of December 31, 2022, was $53,595.
In January 2022, Morris entered into an equipment finance note for $89,153 with an interest rate of 5.86% for 60 monthly payments of $1,722. The outstanding balance on this note as of December 31, 2022, was $74,644.
In March 2022, Morris entered into an equipment finance note for $93,433 with an interest rate of 5.86% for 60 monthly payments of $1,804. The outstanding balance on this note as of December 31, 2022, was $79,653.

In May 2021, Morris entered into a revolving line of credit totaling $2.5 million with a variable interest rate based on the current WSJ Prime rate, which was 7.50% per annum as of December 31, 2022. The business assets of Morris are pledged as collateral on this line of credit. The term end date for this line was October 2022, but has been extended through May 2023. The total line of credit used as of December 31, 2022 and December 31, 2021, was $2.49 million and $1.73 million respectively, with approximately $7 thousand available to be drawn on as of December 31, 2022.

In September 2021, QCA entered into a revolving line of credit totaling $5.5 million that includes a capital expenditure line of credit $0.5 million, with a variable interest rate based on the current WSJ Prime rate plus 2.5%. As of December 31, 2022, the interest rate was 10.00%. AR, inventory, and equipment are pledged as collateral on this line of credit. The term end date on this line of credit is September 2023. The line of credit used as of December 31, 2022 and December 31, 2021 was $5.0 million and $2.0 million, respectively, with approximately $51 thousand available to be drawn on as of December 31, 2022.

In April 2022, Alt Labs entered into three revolving lines of credit totaling $5.0 million with a variable interest rate based on the current WSJ Prime rate plus 2.5%. As of December 31, 2022, the interest rate was 10.00%. AR, inventory, and equipment are pledged as collateral on these lines of credit. The term end date for two of the three lines of credit is March 2024, while the term date of the third line of credit is March 2026. The total lines of credit used as of December 31, 2022 was $1.84 million, with approximately $17 thousand available to be drawn on as of December 31, 2022. Alt Labs had an existing line of credit totaling $750 thousand as of December 31, 2021. This was paid out and closed as part of opening the new lines of credit in 2022.

In September 2022, RCA entered into a revolving line of credit totaling $20.0 million with an interest rate of 1.75% plus the secured overnight financing rate (SOFR). AR, inventory, and equipment are pledged as collateral on these lines of credit. The term end date for this line of credit is September 2027. The total lines of credit used as of December 31, 2022

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
was $5.54 million, with approximately $3.80 million available to be drawn on as of December 31, 2022. RCA had an existing line of credit totaling $10.0 million, with a used total of $5.64 million as of December 31, 2021. The balance of the existing line of credit was paid off and closed as part of the opening of the new line of credit in September 2022.
The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. As of the date of this Report, the Company was not in compliance with these covenants as the 10-K report was not filed within 90 days from the year ended December 31, 2022. However, the Company received waivers extended through May 5th, 2023. As such, the Company will be in compliance with the covenants as of the date of this report.
The outstanding balances for the loans as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Lines of credit, current portion	$7,426,814	$4,473,489
Equipment loans, current portion	68,410	61,640
Term notes, current portion	3,132,726	5,628,884
Total current	10,627,950	10,164,013
Line of credit, net of current portion	7,215,520	5,640,051
Long-term portion of equipment loans and term notes	4,266,350	8,426,105
Total notes payable	$22,109,820	$24,230,169
Future scheduled maturities of outstanding debt are as follows:

Years Ending December 31,
2023	$10,627,950
2024	5,104,159
2025	155,254
2026	734,607
2027	5,422,850
Thereafter	65,000
Total	$22,109,820

Note 5 - Preferred Stock Subject to Redemption
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

For the Years Ended December 31, 2022 and 2021
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
Company Redemption Rights - At any time on or prior to the Automatic Conversion Date, the Company shall have the right to redeem all (but not less than all) shares of the Series C Preferred Stock issued and outstanding at any time after the original issue date, upon three (3) business days’ notice, at a redemption price per share of Series C Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the stated value of $3.50 per share.
During the year ended December 31, 2020, the Company issued 1,714,286 shares of Series C Preferred Stock in connection with the acquisition of assets of IA that were valued at $5,848,013. The difference in stated value will be accreted over a 24 month period or upon conversion from Series C Preferred Stock to Class A Common stock. As of December 31, 2022, and 2021, 1,714,286 and 1,704,137, respectively, of these shares had been converted to Class A common stock. Prior to conversion the Company recognized accretion to interest expense in the amount of $0 and $69,661 for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, 0 and 10,149 shares of Series C Preferred Stock were outstanding, respectively.
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

For the Years Ended December 31, 2022 and 2021
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
Company Redemption Rights - At any time on or prior to the Automatic Conversion Date, the Company shall have the right to redeem all (but not less than all) shares of the Series D Preferred Stock issued and outstanding at any time after the original issue date, upon three (3) business days’ notice, at a redemption price per share of Series D Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the stated value of $3.50 per share.
Registration Rights - The shares issued on conversion of the Series D Preferred Stock have piggyback registration rights beginning on that date which his six months after the date on which the Company’s Class A Common Stock trades on a national securities exchange, and are subject to standard underwriter holdback limitations.

During the year ended December 31, 2021, the Company issued 1,432,224 shares of Series D Preferred Stock in connection with the acquisition of assets of Vayu that were valued at $6,653,309. The difference in stated value will be accreted over a 24-month period or upon conversion from Series D Preferred Stock to Class A Common stock. As of December 31, 2022 and 2021, 1,432,224 and 1,353,570, respectively, of these shares had been converted to Class A common stock. Prior to conversion the Company recognized accretion to interest income in the amount of $0 and $615,170 for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, 0 and 78,674 shares of Series D Preferred Stock were outstanding, respectively.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
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
As of December 31, 2022 and 2021, 5 and 5 shares of Series B Preferred Stock were outstanding and were issued to certain members of the Board of Directors for services rendered.
Common Stock
Pursuant to the Amended and Restated Certificate of Incorporation, the Company is authorized to issue three classes of common stock: Class A common stock, which has one vote per share, Class B common stock, which has ten votes per share and Class C common stock, which has five votes per share. Any holder of Class B common stock may convert his or her shares at any time into shares of Class A common stock on a share-for-share basis. Other than the voting rights, the Class A and Class B common stock are identical. Any holder of Class C common stock may convert 25% of his or her shares at any time after the 3rd to 6th anniversary into shares of Class A common stock on a share-for-share basis. Other than the voting rights the Class A and Class C common stock are identical.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
The Company had the following transactions in its common stock during the year ended December 31, 2022:

•In January 2022, the Company issued 72,152 shares of Class A common stock for no additional consideration upon conversion of 10,149 shares of Series C Preferred Stock and 78,674 of Series D Preferred Stock.

•In January 2022, the Company amended the Corporation's Amended and Restated Certificate of Incorporation increasing the authorized capital stock from 195,000,000 to 295,000,000.

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

•In September 2022, certain shareholders converted 37,500 shares of Class C common stock for 37,500 shares of Class A common stock.

•In October 2022, certain shareholders converted 201,806 shares of Class C common stock for 201,806 shares of Class A common stock.

•In November 2022, certain shareholders converted 22,662 shares of Class C common stock for 22,662 shares of Class A common stock.
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

For the Years Ended December 31, 2022 and 2021
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

•On November 29, 2021, the Company granted 983,636 contingent shares of Class A common stock that were valued at $2,488,599 in connection with the ElecJet acquisition. These contingent shares represent equity compensation for post-acquisition services and are accounted for under ASC 718. Of this amount, 655,758 of the contingent shares valued at $1,659,063 are performance based and management determined the performance conditions were deemed not probable and as such, no expense was recognized for the years ended December 31, 2022 and 2021. The remaining 327,878 shares are a time-based award and is recognized based on the grant-date fair value of the shares of $829,536 over the vesting period of 3-years. As such, the Company recognized $0 and $299,555 of stock based compensation expense related to this award for the years ended December 31, 2021 and 2022, respectively.

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

•During the year ended December 31, 2021 , the Company issued 7,384,018 shares of Class A common stock for the conversion of total debt and accrued liabilities totaling $1,886,898.
Stock Options
The Company has issued stock options to purchase shares of the Company’s Class A common stock issued pursuant to the Company's 2016 Stock Option and Stock Award Plan (the "Plan"). The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
The following summarizes the stock option activity for the years ended December 31, 2022 and 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,790,000	$0.19	7.09	$6,176,855
Granted	—
Forfeited	—
Exercised	—
Outstanding at December 31, 2021	1,790,000	$0.19	6.09	$3,098,055
Granted	2,084,620	$0.77
Forfeited	(781,712)	$0.32
Exercised	—	$—
Outstanding at December 31, 2022	3,092,908	$0.55	7.94	$463,494

Vested and expected to vest at December 31, 2022	3,092,909	$0.55	7.94	$463,494

Exercisable at December 31, 2022	1,084,500	$0.14	5.37	$463,494
The following table summarizes information about options outstanding and exercisable as of December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.05	891,500	5.38	$0.05	891,500	$0.05
0.10	85,000	5.28	0.10	85,000	0.10
0.13	—	4.58	0.13	—	0.13
0.77	2,008,409	9.33	0.77	—	0.77
0.90	108,000	4.27	0.90	108,000	0.90
	3,092,909			1,084,500
During the years ended December 31, 2022 and 2021, stock option expense amounted to $473,159 and $36,538, respectively. Unrecognized stock option expense as of December 31, 2022 amounted to $1,053,547, which will be recognized over a period extending through December 2023.
During the year ended December 31, 2022, the Company issued 2,084,620 options in connection with the Company's 2021 Employee Equity Incentive Plan (the "Plan"). The options have an exercise price of $0.77, vest annually over a three year vesting period and expire on April 29, 2032.
The fair value of the 2,084,620 options issued in connection with the Plan is $1,534,401, and was determined using the Black-Scholes option pricing model with the following assumptions:

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Stock price	$0.77
Risk-free interest rate	2.90%
Expected life of the options	6.25 years
Expected volatility	158%
Expected dividend yield	0%
Warrants

The following summarizes the warrant activity for the years ended December 31, 2022, and 2021:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	275,000	$1.01	0.23	$723,250
Granted	5,527,778	3.32
Forfeited	(275,000)	1.01
Exercised	—	—
Outstanding at December 31, 2021	5,527,778	$3.32	4.62	$—
Granted	14,492,754	0.69
Forfeited	—	—
Exercised	(1,449,276)	0.69
Outstanding at December 31, 2022	18,571,256	$1.47	4.31	$—

Vested and expected to vest at December 31, 2022	18,571,256	$1.47	4.31	$—

Exercisable at December 31, 2022	18,571,256	$1.47	4.31	$—

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2022:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.60	416,667	2.13	$6.60	416,667	$6.60
2.52	396,825	1.94	2.52	396,825	2.52
3.10	4,285,715	3.9	3.10	4,285,715	3.1
3.08	428,571	3.9	3.08	428,571	3.08
0.69	13,043,478	4.6	0.69	13,043,478	0.69
	18,571,256			18,571,256

During the year ended December 31, 2021, the Company issued 416,667 warrants to a placement agent in connection with sale of its common stock. The warrants have an exercise price of $6.60, were exercisable as of August 16, 2021 and expire on February 16, 2025. The Company issued another 428,571 warrants to a placement agent in connection with the sale of its common stock. The warrants have an exercise price of $3.08, were exercisable as of May 26, 2021 and expire November 22, 2026. The Company issued another 396,825 warrants in connection to the RCA acquisition. The warrants have an exercise price of $2.52, were exercisable as of December 9, 2021 and expire December 9, 2024. During July 2022,

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
the Company issued another 14,492,754 warrants to certain investors in connection with the sale of its common stock. The warrants have an exercise price of 0.69, were exercisable as of as of July 13, 2022, and expire July 13, 2027.

The fair value of the 416,667, 428,571, and the 396,825 warrants issued to the placement agent in connection with a registered direct offering, and to the RCA sellers in connection with the DTI/RCA acquisition (discussed below in Note 7) during the year ended December 31, 2021, are $2,498,637, $902,414, and $668,863 respectively and was determined using the Black-Scholes option pricing model. The fair value of the 14,492,754 warrants issued to the placement agent during the year ended December 31, 2022, are $7,083,038, and was determined using the Black-Scholes option pricing model. All of these warrants were determined using the following assumptions:

Stock price	$0.62 - 7.03
Risk-free interest rate	0.01 - 1.02%
Expected life of the options	1.5-5 years
Expected volatility	157-347%
Expected dividend yield	0%
Note 7 – Business Combinations

For the various acquisitions noted below that occurred during the year ended December 31, 2021, there were minimal amounts of transaction costs incurred by the Company ranging from $0-$40,000 that are deemed immaterial. Any transactions costs associated with each acquisition below was expensed as incurred, and are recorded within General & Administrative expenses on the Consolidated Statements of Operations.
Vayu (US)

Effective February 8, 2021, the Company purchased Vayu Inc to add to its A4 Aerospace services portfolio of companies. The purchase agreement provides for the Company to purchase all the outstanding shares of Vayu and its assets. Under the provision of ASC 805 Business Combinations, the Company determined that the acquisition of Vayu was an asset acquisition as more than 95% was concentrated in a single asset or a group of assets in Intellectual Property. As such, the Company accounted for this acquisition as an asset acquisition in accordance with ASC 805-10-20. Accordingly, the assets acquired are initially recognized at the consideration paid, which was the fair value of the Series D preferred stock issued, including direct acquisition costs. The cost is allocated to the group of assets acquired based on their relative fair values. The assets acquired and liabilities assumed were as follows at the acquisition date:

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
$6,653,309

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
TDI

On May 5 2021, the Company purchased Thermal Dynamics, Inc, (“TDI”), to add to its A4 Defense services portfolio of companies. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is acquiring the outstanding capital of TDI and continuing the business of TDI with defined inputs and substantive processes that contribute to the ability to create outputs. A summary of the finalized purchase price allocation at fair value is presented below:

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
$7,456,394
Alt Labs
On May 10, 2021, the Company closed on the acquisition of Alternative Laboratories, LLC (Alt Labs) to add to its A4 Manufacturing services portfolio. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is acquiring the outstanding capital of Alt Labs and continuing the business of Alt Labs with defined inputs and substantive processes that contribute to the ability to create outputs. A summary of the finalized purchase price allocation at fair value is presented below:

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Purchase Allocation
Accounts receivable	$397,441
Inventory	2,621,653
Property and equipment	1,739,441
Customer list	1,250,000
Proprietary technology	3,670,000
Non-compete agreement	20,000
Goodwill	4,410,564
Other assets	390,502
Accounts payable	(397,441)
Accrued expenses and other current liabilities	(411,830)
Contract liabilities	(1,754,290)
Notes payable	(33,363)
$11,902,677
The purchase price was paid as follows:

Class A Common Stock (361,847 shares)	$1,432,677
Cash	10,470,000
$11,902,677
On May 4, 2021, the Company also entered into an agreement to acquire the 100% membership interest in 4740 Cleveland LLC (“Cleveland”), a Florida limited liability company that is the owner of the building currently being leased by Alt Labs, for a total purchase price of $7,000,000. The Company closed on the purchase of the building in August 2021.
Identified Technologies
On October 20, 2021, the Company entered into a Stock Purchase Agreement with Identified Technologies Corporation (IDT) to add to its A4 Aerospace services portfolio of companies. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is acquiring the outstanding capital of IDT and continuing the business of IDT with defined inputs and substantive processes that contribute to the ability to create outputs. A summary of the finalized purchase price allocation at fair value is presented below:

Purchase Allocation
Accounts receivable	$90,858
Other asset	27,469
Proprietary technology	1,650,000
Tradename	210,000
Goodwill	1,913,310
Non-compete agreement	90,000
Accrued expenses and other current liabilities	(363,856)
$3,617,781

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
The purchase price was paid as follows:

Cash	$35
Class A Common Stock (888,881 shares)	3,617,746
$3,617,781
ElecJet

On November 29, 2021, the Company acquired ElecJet Corp (ElecJet) to add to its A4 Technology portfolio of companies. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is acquiring the outstanding capital of Elecjet and continuing the business of ElecJet with defined inputs and substantive processes that contribute to the ability to create outputs. As part of the acquisition there was a contingent royalty agreement based on potential future graphene batteries. More detail of this agreement can be found in Note 11. It was determined that this contingent agreement had a FMV of $0 at the date of acquisition. A summary of the finalized purchase price allocation at fair value is presented below:

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
$11,062,993
DTI Services (doing business as RCA Commercial Electronics)

On December 13, 2021, the Company purchased DTI Services (RCA), to add to its technology portfolio of companies. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is acquiring the outstanding capital of RCA and continuing the business of RCA with defined inputs and

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
substantive processes that contribute to the ability to create outputs. A summary of the finalized purchase price allocation at fair value is presented below:

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
$20,351,401
For tax purposes, the Goodwill associated with the business combinations of TDI, Alt Labs, and RCA described above will be deductible under IRC section 197 as the transactions were treated as an asset purchase. The Goodwill associated with the business combinations of Identified Technology and ElecJet described above is not deductible for tax purposes.

The following are the unaudited pro forma results of operations for the years ended December 31, 2022 and 2021, as if Excel, IA, Vayu, TDI, Alt Labs, Identified Technology, ElecJet, and RCA had been acquired on January 1, 2021. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Years Ended December 31,
	2022	2021
Sales	$104,563,002	$98,321,144
Cost of goods sold	82,848,600	75,523,745
Gross profit	21,714,402	22,797,399
Operating expenses	32,470,186	38,643,670
Loss from operations	(10,755,784)	(15,846,271)
Net loss from continuing operations	(12,875,313)	(12,144,338)
Loss per share	(0.07)	(0.06)
Note 8 – Equity Investments
AmplifeiIntl LLC
On September 15, 2021, A4 Manufacturing, Inc. entered into a Membership Interest Purchase Agreement acquiring approximately a 9% membership interest in AmplifeiIntl LLC (also doing business as Happinss) (“Amplifei”). The membership interest is non-voting and the Company does not have the ability to exercise significant influence over operating and financial activities. The equity investment is being valued using cost as there is no market for the membership units, and accordingly, no quoted market price is available. The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events. As of December 31, 2021, the Company determined there was an impairment on this investment and recognized a loss on impairment for the entire value of $1,350,000.
The membership interest was paid for as follows:

Accounts receivable owed from Amplifei	$1,000,000
Cash	350,000
Total	$1,350,000
Note 9 – Income Taxes
The components of the Company's income tax provision are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current expense (benefit)
Federal	$—	$—
State	139,020	—
	139,020	—

Deferred benefit
Federal	$(650,283)	$(1,616,916)
State	(222,731)	(326,825)
	(873,014)	(1,943,741)

Provision for income tax benefit	$(733,994)	$(1,943,741)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes is as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage
Pre-tax book loss	$(13,609,307)		$(21,426,879)

Federal income tax at statutory rate	(2,857,954)	21.0%	(4,499,644)	21.0%
State income tax benefit	(530,084)	3.9%	(163,677)	0.8%
Change in valuation allowance	2,760,687	(20.3)%	3,559,163	(16.6)%
Permanent items	21,281	(0.2)%	(839,583)	3.9%
Other	(127,924)	1.4%	—	—%

Provision for income tax benefit	$(733,994)	5.4%	$(1,943,741)	9.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Deferred tax asset:
Accrued expenses and other	$696,419	$347,645
Lease Liability	8,176,101	—
Loss carryforwards	14,295,781	13,124,197
Stock based compensation	211,499	90,293
Research and experimental expenditures	202,199	—
Inventory	625,937	—
Interest	634,445	615,260
Total deferred tax asset	24,842,381	14,177,395
Valuation allowance	(13,492,773)	(9,887,550)
Net deferred tax assets	11,349,608	4,289,845

Deferred tax liabilities:
Fixed assets	(3,266,395)	(365,922)
Intangible assets and goodwill	(4,865,970)	(5,785,088)
ROU asset	(4,205,393)	—
Total deferred tax liabilities	(12,337,758)	(6,151,010)

Net non-current deferred tax liability	$(988,150)	$(1,861,165)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the lack of sustained profitability in recent years. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $13.5 million and $9.9 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted based on changes in objective and subjective evidence in future years. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s consolidated statement of operations, the effect of which would be an increase in reported net income. The amount of any such tax benefit associated with release of the Company's valuation allowance in a particular reporting period may be material.

The Company has gross federal and state net operating loss carryforwards of $71.0 million and $20.1 million, respectively, at December 31, 2022. At December 31, 2022, the Company has approximately $11.3 million of federal net operating losses available to offset future taxable income for 20 years and will begin to expire in 2036. The remaining $59.7 million of federal net operating losses are carried forward indefinitely to offset future taxable income up to an 80% limitation of taxable income in the year of use. The state net operating losses begin to expire in 2024. The Company has a gross interest limitation carryforward of $2.5 million under Section 163(j) for federal tax purposes at December 31, 2022. The Section 163(j) interest may be carried forward indefinitely.

The future tax benefits from NOLs and built-in losses would be materially reduced or potentially eliminated if we experience an “ownership change” as defined under IRC §382. The Company has identified ownership shifts on August 23, 2014, April 29, 2015, February 4, 2016 and July 1, 2019, which immaterially impacted the Company. The Company does not believe an ownership change has occurred in the current year.

With exceptions due to the generation and utilization of net operating losses or credits, as of December 31, 2022, Alpine 4 Holdings and Subsidiaries are no longer subject to federal or state examinations by taxing authorities for tax years before 2019 and 2018, respectively.

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

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2022 or 2021, and has not recognized interest or penalties during the years ended December 31, 2022 and 2021 since there was no reduction of income taxes paid due to uncertain tax positions.

The following table summarizes the activity related to the Company's gross unrecognized tax liabilities:

	December 31, 2022	December 31, 2021
Unrecognized tax liabilities, beginning of the year	$1,169,028	$—
Increase related to current year tax positions	480,911	1,169,028
Unrecognized tax liabilities, end of year	$1,649,939	$1,169,028

Included in the balance of unrecognized tax liabilities as of December 31, 2022 are $0.6 million of tax liabilities that, if recognized, would affect the ETR. Also included in the balance of unrecognized tax liabilities as of December 31, 2022 are $1.0 million of tax liabilities that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.
Note 10 – Industry Segments

The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended September 30, 2022, the Company increased its reportable segments to eight

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
segments. All segments and the subsidiaries within each segment are geographically located in North America. The financial results are logical to review in this manner for comparison, trend, deviations, etc. purposes.
Management excludes the following when reviewing the profit/loss by segment.
•Intercompany Sales/COGS
•Management fees to the parent Company
•Income tax benefit/expense

There has not been any change to the measurement method in how management reviews the profit/loss by segment.

The reporting segments and their business activity are as follows:

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

A4 Aerospace Vayu is a drone aircraft manufacturer.

A4 All Other includes the QCA-Central, Identified Technologies and Corporate operating segments.
The Company’s reportable segments for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

Revenue
A4 Construction Services - MSM	$18,290,019	$16,191,284
A4 Construction Services - Excel	1,761,572	1,803,739
A4 Manufacturing - QCA	16,763,989	14,258,084
A4 Manufacturing - Alt Labs	12,889,992	11,674,220
A4 Defense - TDI	10,046,658	4,467,376
A4 Technologies - RCA	40,092,612	1,454,451
A4 Technologies - ElecJet	1,098,534	89,018
A4 Aerospace - Vayu	81,100	—
All Other	3,538,526	1,702,641
	$104,563,002	$51,640,813

Gross profit
A4 Construction Services - MSM	$1,374,517	$(385,266)
A4 Construction Services - Excel	3,681	(92,765)
A4 Manufacturing - QCA	3,258,082	2,763,213

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

A4 Manufacturing - Alt Labs	2,343,368	3,749,878
A4 Defense - TDI	3,082,844	1,073,636
A4 Technologies - RCA	10,687,202	379,740
A4 Technologies - ElecJet	(236,636)	76,818
A4 Aerospace - Vayu	13,087	—
All Other	1,188,257	132,744
	$21,714,402	$7,697,998

Income (loss) from operations
A4 Construction Services - MSM	$(883,922)	$(4,247,240)
A4 Construction Services - Excel	(973,934)	(1,969,535)
A4 Manufacturing - QCA	702,875	1,426,141
A4 Manufacturing - Alt Labs	2,284,308	(3,027,203)
A4 Defense - TDI	1,072,306	(282,882)
A4 Technologies - RCA	2,525,619	(100,328)
A4 Technologies - ElecJet	(1,107,254)	(62,163)
A4 Aerospace - Vayu	(3,336,279)	(4,875,829)
All Other	(11,039,503)	(8,983,320)
	$(10,755,784)	$(22,122,359)

Depreciation and amortization
A4 Construction Services - MSM	$684,563	$846,808
A4 Construction Services - Excel	267,966	291,556
A4 Manufacturing - QCA	417,172	377,868
A4 Manufacturing - Alt Labs	983,931	611,079
A4 Defense - TDI	288,950	191,740
A4 Technologies - RCA	979,206	49,299
A4 Technologies - ElecJet	414,333	33,833
A4 Aerospace - Vayu	1,025,412	1,093,995
All Other	1,113,005	658,181
	$6,174,538	$4,154,359

Interest Expenses
A4 Construction Services - MSM	$421,287	$706,607
A4 Construction Services - Excel	245,855	291,263
A4 Manufacturing - QCA	262,551	230,044
A4 Manufacturing - Alt Labs	351,503	72,060
A4 Defense - TDI	11,975	825
A4 Technologies - RCA	159,878	15,347
A4 Technologies - ElecJet	—	—
A4 Aerospace - Vayu	10,677	9
All Other	1,660,406	1,973,078
	$3,124,132	$3,289,233

Net income (loss)
A4 Construction Services - MSM	$(1,246,295)	$(1,481,382)
A4 Construction Services - Excel	(1,219,789)	(1,899,512)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

A4 Manufacturing - QCA	367,760	1,774,139
A4 Manufacturing - Alt Labs	2,054,958	(2,643,752)
A4 Defense - TDI	1,060,331	(270,289)
A4 Technologies - RCA	2,365,741	(115,675)
A4 Technologies - ElecJet	(1,110,727)	(62,163)
A4 Aerospace - Vayu	(3,346,956)	(4,852,182)
All Other	(11,800,336)	(9,932,322)
	$(12,875,313)	$(19,483,138)

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

	As of December 31, 2022	As of December 31, 2021
Total Assets
A4 Construction Services - MSM	$11,309,049	$10,935,355
A4 Construction Services - Excel	3,359,818	3,050,206
A4 Manufacturing - QCA	20,988,492	11,869,711
A4 Manufacturing - Alt Labs	26,636,905	23,173,298
A4 Defense - TDI	13,497,381	11,982,580
A4 Technologies - RCA	27,191,977	28,174,091
A4 Technologies - ElecJet	12,897,440	12,904,267
A4 Aerospace - Vayu	14,632,530	14,702,838
All Other	$15,118,622	$17,831,504
	$145,632,214	$134,623,850

Goodwill
A4 Construction Services - MSM	$113,592	$113,592
A4 Construction Services - Excel	—	—
A4 Manufacturing - QCA	1,963,761	1,963,761
A4 Manufacturing - Alt Labs	4,410,564	4,410,564
A4 Defense - TDI	6,426,786	6,426,786
A4 Technologies - RCA	1,355,728	1,355,728
A4 Technologies - ElecJet	6,496,343	6,496,343
A4 Aerospace - Vayu	—	—
All Other	1,913,310	1,913,310
	$22,680,084	$22,680,084

Accounts receivable, net
A4 Construction Services - MSM	$5,188,521	$3,906,271
A4 Construction Services - Excel	288,243	286,972
A4 Manufacturing - QCA	3,867,141	2,339,597
A4 Manufacturing - Alt Labs	1,833,502	406,333
A4 Defense - TDI	1,905,314	1,371,184
A4 Technologies - RCA	3,232,559	2,961,201
A4 Technologies - ElecJet	12,888	37,744
A4 Aerospace - Vayu	—	—
All Other	811,776	565,874
	$17,139,944	$11,875,176
Note 11 - Commitments and Contingencies

Licensing Agreement

DTI has entered into licensing agreements with RCA Trademark Management for the licensing rights to the respective trademarks in the United States of America and Canada.

The RCA licensing agreement was amended with Technicolor, S.A., as licensor, and expires December 31, 2024. DTI agrees to pay a royalty fee of 2.50% on net sales of the licensed products with a minimum annual payment of $420,000 for

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
the years ended 2020 and 2021, $440,000 for the year ended 2022, $460,000 for the year ended 2023, and $480,000 for the year ended 2024.

Warranty Service Agreement

DTI entered into a warranty service agreement to provide certain warranty services for a lighting supplier through December 31, 2024, except for one class of customer through 2030. In exchange for these services DTI receives annual payments as follows:

Years Ending December 31,
2023	$66,626
2024	59,964
Total	$126,590

Royalty Agreement

On November 28, 2021, the Company entered into a Royalty Agreement with the sellers of ElecJet. Upon closing the Company desires to build its initial factory (“Factory”) to manufacture graphene batteries in the territory of the United States. The Company agrees to pay the sellers 1.5% of net sales for batteries produced by the Factory. Royalty payments shall continue to be paid for a period of ten years from the starting date, or until the total of the royalty payments equals $50 million, whichever occurs first.

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
In August 2020, in a matter relating to the Company’s subsidiary Horizon Well Testing, LLC (“Horizon”), the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon dba Venture West Energy Services, LLC (“VWES”). The Company brought suit in 2020 seeking to avoid the claimed liability due from the Company to Alan Martin, for the Company’s 2017 purchase of Mr. Martin’s business, Horizon. On summary judgment, the court found that the Company’s claim was barred by a time-limiting clause for indemnification claims. The Company disagrees with the court’s ruling and intends to appeal. Before the Company can file its appeal of the summary judgment order, the court must resolve Mr. Martin’s counterclaim in which Mr. Martin claims that Mr. Martin remains unpaid on the promissory note, as modified, under which the Company purchased the Horizon. The note balance is alleged to have a principal sum due of $3.3 million, plus interest at 8% accruing from 2019 to present, plus late fees accruing at $575 per day (Note 4). The Company continues to dispute the amount claimed due. As well, the Company’s legal position remains that the indebtedness should be discharged due to material misrepresentations by Mr. Martin in the original transaction.
In August 2021, in a matter relating to the Company’s subsidiary Horizon Well Testing, LLC (“Horizon”), Rob Porter filed a lawsuit in the District Court of Oklahoma County, State of Oklahoma (CJ-2021-3421), alleging unjust enrichment and breach of contract with respect to shares of Company that Mr. Porter claims was owed under his employment contract with the Company as President of Horizon. In October 2021, the Company filed its answer denying such claims. In October 2021, the Company also filed counterclaims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit and as such, no accrual has been recorded as of December 31, 2022 and 2021. As of the date of this Report, a pre-trial scheduling conference is scheduled for June 21, 2023, and the Company is participating in discovery.

In October 2021, in a matter relating to the Company’s subsidiary Horizon Well Testing, LLC (“Horizon”), the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021
breach of contract with respect to their employment contracts with Horizon. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 37,500 shares of Class A Common stock, and subsequently Mr. Morse’s case has been dismissed. Subsequently, Mr. Hobbs and Mr. Karraker have also expressed interest in settling claims on similar terms, and negotiations are ongoing as of the date of this Report. As no formal settlement offer has been extended, no accrual has been recorded as of December 31, 2022 and 2021.

In November 2022, the Company received a complaint filed by Mr. Mark Bell in the district court of Idaho (CV42-22-4066) with regard to the Company’s February 2020 purchase of Excel Fabrication LLC (“Excel”) from Mr. Bell, over the Company’s refusal to continue paying on a $2,300,000 note comprising part of the purchase consideration (Note 4). In December 2022 the Company counter-sued Mr. Bell for breach of contract, fraud, and misrepresentation in the February 2020 sale of Excel to the Company. The case is set for trial in June of 2024.
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
Note 12 – Subsequent Events
In January 2023, the Company made a $250,000 investment for a 10% equity interest in a battery materials company, which includes a seat on its board, and participation rights in future funding rounds.
In February 2023, the Company learned that a complaint the State of New York brought against Vayu in 2019 (prior to the Company’s ownership of Vayu) seeking a refund for two returned airframes, a case which had originally been dismissed for lack of jurisdiction, had become revived by virtue of New York’s highest court ruling (State of New York v Vayu, APL-2021-00148) that the State’s long arm statute applied to the 2016 transaction between Vayu and the State University of New York at Stonybrook. Total damages sought by the State of New York are less than $100,000, including interest and costs. The company is currently considering its options for reaching a settlement with the State of New York, and for the possibility of seeking redress from the previous owners of Vayu.
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

10.28	Membership Interest Purchase Agreement for Alt Labs Transaction, dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed May 10, 2021)

10.29	Membership Interest Purchase Agreement for RCA Transaction (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed December 15, 2021)

10.30	Class A Common Stock Sales Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed March 9, 2022)

10.31	Unmanned Aerial Vehicles Supply Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed October 28, 2022)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*
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
ALPINE 4 HOLDINGS, INC.

Date: May 5, 2023	By:	/s/ Kent B. Wilson
	Name:	Kent B. Wilson
	Title:	Chief Executive Officer (Principal Executive Officer), President, and Director

Date: May 5, 2023	By:	/s/ SaVonnah Osmanski
	Name:	SaVonnah Osmanski
	Title:	Interim Chief Financial Officer (Interim Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kent B. Wilson Kent B. Wilson	Chief Executive Officer, President, Director	May 5, 2023

/s/ Andy Call Andy Call	Director	May 5, 2023

/s/ Ian Kantrowitz Ian Kantrowitz	Director	May 5, 2023

/s/ Gerry Garcia Gerry Garcia	Chairwoman of the Board	May 5, 2023

/s/ Edmond Lew Edmond Lew	Director	May 5, 2023

/s/ Christophe Jeunot Christophe Jeunot	Director	May 5, 2023

/s/ Jonathan Withem Jonathan Withem	Director	May 5, 2023