Form 10-Q
period 2023-03-31
ALPINE 4 HOLDINGS, INC.
filed 2023-06-21
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 19, 2023, the issuer had 22,744,757 shares of its Class A common stock issued and outstanding, 906,012 shares of its Class B common stock issued and outstanding and 1,532,210 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute and the services we provide; our ability to obtain products from the respective manufacturers; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2022.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$475,300	$2,673,541
Accounts receivable, net	15,540,528	17,139,944
Inventory	25,262,659	25,258,369
Contract assets	1,835,432	1,402,788
Prepaid expenses and other current assets	2,449,395	2,428,223
Total current assets	45,563,314	48,902,865

Property and equipment, net	20,265,637	19,503,485
Intangible assets, net	35,494,596	36,282,609
Right of use assets, net	15,949,731	16,407,566
Goodwill	22,680,084	22,680,084
Other non-current assets	1,991,363	1,855,605
TOTAL ASSETS	$141,944,725	$145,632,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,830,582	$8,608,554
Accrued expenses	6,256,263	6,749,890
Contract liabilities	5,700,142	5,284,285
Line of credit	8,970,460	7,426,814
Notes payable, current portion	5,998,347	3,201,136
Notes payable, related party	535,000	—
Financing lease obligation, current portion	743,157	725,302
Operating lease obligation, current portion	1,484,846	1,318,885
Total current liabilities	41,518,797	33,314,866

Notes payable, net of current portion	2,229,684	4,266,350
Line of credit, net of current portion	3,928,105	7,215,520
Financing lease obligations, net of current portion	14,395,926	14,592,813
Operating lease obligations, net of current portion	14,841,129	15,262,494
Deferred tax liability	625,617	988,150
TOTAL LIABILITIES	77,539,258	75,640,193

Commitment & Contingencies (Note 7)
STOCKHOLDERS' EQUITY (1):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 4 and 5 shares issued and outstanding at March 31, 2023, and December 31, 2022	4	5
Class A Common stock, $0.0001 par value, 200,000,000 shares authorized, 22,304,761 and 22,303,333 shares issued and outstanding at March 31, 2023, and December 31, 2022	2,230	2,230
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 1,068,512 and 1,068,512 shares issued and outstanding at March 31, 2023, and December 31, 2022	107	107
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,528,460 and 1,529,888 shares issued and outstanding at March 31, 2023, and December 31, 2022	153	153
Additional paid-in capital	141,906,511	141,723,921
Accumulated deficit	(77,503,538)	(71,734,395)
Total stockholders' equity	64,405,467	69,992,021
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,944,725	$145,632,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 5, Stockholders' Equity and Note 8, Subsequent Events for details.

ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues, net	$24,361,713	$25,592,154
Cost of revenues	19,145,257	19,954,697
Gross profit	5,216,456	5,637,457

Operating expenses:
General and administrative expenses	10,243,023	9,201,682
Research and development	113,906	191,930
Total operating expenses	10,356,929	9,393,612
Loss from operations	(5,140,473)	(3,756,155)

Other income (expenses)
Interest expense	(998,870)	(608,961)
Other income	43,200	32,719
Total other income (expenses)	(955,670)	(576,242)

Loss before income tax	(6,096,143)	(4,332,397)

Income tax	(327,000)	(332,837)

Net Loss	$(5,769,143)	$(3,999,560)

Weighted average shares outstanding (1):
Basic	24,901,733	22,879,056
Diluted	24,901,733	22,879,056

Basic loss per share	$(0.23)	$(0.17)

Diluted loss per share	$(0.23)	$(0.17)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 5, Stockholders' Equity and Note 8, Subsequent Events for details.

ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (1)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	5	$5	22,303,333	$2,230	1,068,512	$107	1,529,888	$153	$141,723,921	$(71,734,395)	$69,992,021
Conversion of Class C Common Stock to Class A Common Stock	—	—	1,428	—	—	—	(1,428)	—	—	—	—
Series B Preferred Share removal	(1)	(1)	—	—	—	—	—	—	1	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	182,589	—	182,589
Net loss	—	—	—	—	—	—	—	—	—	(5,769,143)	(5,769,143)
Balance, March 31, 2023	4	$4	22,304,761	$2,230	1,068,512	$107	1,528,460	$153	$141,906,511	$(77,503,538)	$64,405,467

Balance, December 31, 2021	5	$5	20,224,938	$2,022	1,068,512	$107	1,562,635	$156	$130,348,267	$(58,859,082)	$71,491,476
Issuance of shares of common stock for compensation	—	—	4,924	—	—	—	—	—	99,248	—	99,248
Conversion of Series D preferred stock to Class A	—	—	7,989	1	—	—	—	—	365,463	—	365,464
Conversion of Series C preferred stock to Class A	—	—	1,031	—	—	—	—	—	34,622	—	34,622
Share-based compensation expense	—	—	—	—	—	—	—	—	93,197	—	93,197
Net loss	—	—	—	—	—	—	—	—	—	(3,999,560)	(3,999,560)
Balance, March 31, 2022	5	$5	20,238,882	$2,023	1,068,512	$107	1,562,635	$156	$130,940,797	$(62,858,642)	$68,084,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 5, Stockholders' Equity and Note 8, Subsequent Events for details.

ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(5,769,143)	$(3,999,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	739,771	733,459
Amortization	788,013	736,205
Employee stock compensation	182,589	192,449
Income tax benefit	(362,533)	(332,837)
Amortization of debt discounts	36,820	—
Non-cash lease expense	457,835	105,281
Write off of inventory	46,054	66,789
Bad debt expense	134,306	113,727
Changes in current assets and liabilities:
Accounts receivable	1,465,110	(1,855,245)
Inventory	(50,344)	1,760,757
Contract assets	(432,644)	(329,702)
Prepaid expenses and other assets	(156,930)	(881,906)
Accounts payable	3,222,028	(397,124)
Accrued expenses	(493,627)	(29,364)
Contract liabilities	415,857	(1,680,316)
Operating lease liability	(255,404)	(103,375)
Net cash used in operating activities	(32,242)	(5,900,762)

INVESTING ACTIVITIES:
Capital expenditures	(1,501,923)	(363,053)
Net cash used in investing activities	(1,501,923)	(363,053)

FINANCING ACTIVITIES:
Proceeds from issuances of notes payable, non-related party	850,145	—
Proceeds from issuances of note payable, related party	535,000	—
Net proceeds/(repayments) from line of credit	(1,780,589)	3,816,742
Repayments of notes payable, non-related parties	(89,600)	(210,194)
Cash paid on financing lease obligations	(179,032)	(157,585)
Net cash provided by (used) in financing activities	(664,076)	3,448,963

NET DECREASE IN CASH	(2,198,241)	(2,814,852)

CASH, BEGINNING BALANCE	2,673,541	3,715,666

CASH, ENDING BALANCE	$475,300	$900,814

CASH PAID FOR:
Interest	$998,870	$579,793

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Equipment purchased on note payable	$—	$182,586
Series B Preferred Share Removal	$1	$—
Conversion of Series D preferred stock for common stock	$—	$400,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. (‘we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 5, 2023. The results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The Company was incorporated under the laws of the State of Delaware in April 2014. We are a publicly traded conglomerate that acquires businesses that fit into our disruptive DSF business model of Drivers, Stabilizers, and Facilitators.

As of the date of this Report, the Company was a holding company owning, directly or indirectly, fourteen companies:
•A4 Corporate Services, LLC;
•ALTIA, LLC;
•Quality Circuit Assembly, Inc. ("QCA");
•Morris Sheet Metal, Corporation ("MSM");
•JTD Spiral, Inc.;
•Excel Construction Services, LLC ("Excel");
•SPECTRUMebos, Inc.;
•Vayu Aerospace Corporation;
•Thermal Dynamics International, Inc. ("TDI");
•Alternative Laboratories, LLC. ("Alt Labs");
•Identified Technologies, Corporation ("IDT");
•ElecJet Corporation.;
•DTI Services LLC (doing business as RCA Commercial Electronics ("RCA")); and
•Global Autonomous Corporation ("GAC").
In February 2023, the Company made a $0.3 million investment for a 10% equity interest in a battery materials company, which includes a seat on its board of directors, and participation rights in future funding rounds. The investment is accounted for as an equity method investment as the board representation allows us to have significant influence over the operating and financial policies of the battery materials company. The investment is presented in other non-current assets on the consolidated balance sheet with the value of the investment being adjusted in arrears on a quarterly basis based on its financial performance.
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

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the Company has experienced net losses of $5.8 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively, net cash flows used in operations has improved to nearly breakeven for the three months ended March 31, 2023, from $5.9 million for the three months ended March 31, 2022.

As of March 31, 2023, the Company had positive working capital of approximately $4.0 million, which was a decrease of $11.5 million compared to December 31, 2022. The Company has bank financing totaling $33.0 million ($33.0 million in lines of credit including $0.1 million in capital expenditures lines of credit availability) of which approximately $3.8 million was available and unused as of March 31, 2023. There are three lines of credit that are set to mature during the next twelve months. These three lines of credits total $11.7 million, of which $9.0 million was used as of March 31, 2023, and are shown as a Current Liability on the Consolidated Balance Sheet.

The Company plans to continue to generate additional revenue, improve cash flows from operations, and improve gross profit performance across all of its subsidiaries. The Company also may raise funds through debt financing, securing additional lines of credit, and the sale of shares in public or private offerings.

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

In order to mitigate the risk related to the going concern uncertainty, the Company has a three-fold plan to resolve these risks. First, the operating subsidiaries of QCA, QCA-C, IDT, TDI, and RCA plan to expand their revenues and profits yielding increased cash flow in those operating segments. This plan will allow for an increased level of cash flow to the Company. Second, the Company has expanded its credit facilities at the subsidiary level over the past twelve months to allow for greater borrowing accessibility if needed for the expansion of product lines and sales opportunities and plans to extend or refinance any lines of credit coming due over the next twelve months in order to provide additional financing. Finally, operating companies hard hit by the supply-chain related price increases such as MSM, Alt Labs, and Excel Construction have begun to experience an easing in the procurement and cost overruns of limited product supply. This subsequently has added to increased cash flow to those entities and less reliance on the Company to fund those activities. Although this plan is in place to mitigate the risk related to the going concern uncertainty, substantial doubt remains due to uncertainty around the growth projections and lack of control of many of the factors included in the Company’s plan.

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
Note 2 – Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2023, and December 31, 2022. Significant intercompany balances and transactions have been eliminated.

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

Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of March 31, 2023, and December 31, 2022, the Company had no cash equivalents.

The FDIC insures up to $250,000 per account with any excess amount in each account being uninsured. Total bank balances were $0.8 million and $3.2 million as of March 31, 2023, and December 31, 2022, respectively. Of this amount, $0.1 million and $2.0 million were uninsured as of March 31, 2023, and December 31, 2022, respectively. All uninsured amounts are held with J.P. Morgan Chase.

Major Customers & Vendors
The Company had no customers which made up over 10% of total Company accounts receivable as of March 31, 2023, or December 31, 2022.
For the three months ended March 31, 2023, the Company had no customers which made up over 10% of total Company revenues. For the three months ended March 31, 2022, the Company had one customer within the A4 Technology - RCA segment, which made up 13% of total Company revenues.
For the three months ended March 31, 2023 and 2022, the Company received 12% and 11%, respectively, of total Company revenues from prime contractors.
For the three months ended March 31, 2023, the Company had no vendors, which made up over 10% of total Company purchases. For the three months ended March 31, 2022, the Company had one vendor within the A4 Technology - RCA segment, which made up 17% of total Company purchases.

Inventory
Inventory for all subsidiaries is valued at weighted average cost. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory is segregated into three areas, raw materials, work-in-process and finished goods. Inventory at March 31, 2023, and December 31, 2022, consists of:

	March 31, 2023	December 31, 2022
Raw materials	$10,083,241	$9,116,824
Work in process	3,236,331	3,165,876
Finished goods	11,943,087	12,975,669
Inventory	25,262,659	25,258,369

Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of ASC Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

During the three months ended March 31, 2023, there were no events or changes in circumstances that indicated a quantitative impairment analysis was necessary.

Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of March 31, 2023, and December 31, 2022, the reporting units with goodwill were QCA, MSM, Excel, Alt Labs, TDI, Identified Technology, ElecJet, and RCA. Consistent with our prior year assessment, the ElecJet reporting unit is considered an at-risk reporting unit. Our methods and assumptions were consistent with those discussed below in the Fair Value Measurement subsection. This reporting unit is primarily considered at-risk as it is a start-up subsidiary with minimal to no revenue to offset its research & development expenses. The DCF model includes revenue growth assumptions of us executing large new customer and/or supplier agreements within the next two years and then steadily increasing revenue at a more normalized rate thereafter. Any failure to execute these customer and/or supplier arrangements would negatively impact the key growth assumptions.

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of March 31, 2023, and December 31, 2022, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis, as all of our financial assets and liabilities were Level 1.

Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All costs related to research and development activities are expensed as incurred. During the three months ended March 31, 2023 and 2022, research and development costs totaled $0.1 million and $0.2 million, respectively.

Earnings (loss) per share
The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The amount of anti-dilutive shares related to stock options and warrants as of March 31, 2023 and 2022 was 2,700,473 and 837,472. respectively. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) inclusive of all classes of common stock as the only difference between the classes of common stock are related to the voting rights for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS
Net loss	$(5,769,143)	24,901,733	$(0.23)	$(3,999,560)	22,879,056	$(0.17)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
Total	$(5,769,143)	24,901,733	$(0.23)	$(3,999,560)	22,879,056	$(0.17)

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

The following tables presents our revenues disaggregated by type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$9,320,821	$—	$7,555,918	$—	$16,876,739
Sale of services	4,146,004	—	2,970,087	—	368,883	7,484,974
Total revenues	$4,146,004	$9,320,821	$2,970,087	$7,555,918	$368,883	$24,361,713

	Three Months Ended March 31, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$8,648,095	$—	$9,793,988	$—	$18,442,083
Sale of services	4,056,204	—	2,687,981	—	405,886	7,150,071
Total revenues	$4,056,204	$8,648,095	$2,687,981	$9,793,988	$405,886	$25,592,154

Recent Accounting Pronouncements
Effective January 1, 2023, we adopted ASU 2016-13, Credit Losses Topic 326 (the new credit losses standard), using the modified retrospective approach. The comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods. The new credit losses standard amends the impairment model to use a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2023, and we did not recognize a cumulative effect adjustment to retained earnings as of January 1, 2023.

To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we identified financial assets measured at an amortized cost basis in our consolidated balance sheet and evaluated the collectability considerations based on an expected credit loss assessment. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on various factors including the age of receivables outstanding, historical trends, economic conditions and other information. We also review outstanding balances on an account-specific basis based on the credit risk of the customer. We determined that all of our accounts receivable share similar risk characteristics within our operating segments based on historical data. We monitor our credit exposure on an ongoing basis and assess whether assets in the pool continue to display similar risk characteristics. We actively monitor the credit risk of our specific customers, age of receivables outstanding, recent collection trends and general economic conditions to evaluate the risk of credit loss. The consolidated statement of income for the three months ended March 31, 2023, reflects the measurement of credit losses for newly recognized financial assets as well as any changes to historical financial assets.

Allowance for Doubtful Accounts
Balance as of December 31, 2022	$52,531
Additions charged to expense	153,243
Accounts written-off	(18,937)
Balance as of March 31, 2023	$186,837

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

As of March 31, 2023, the future minimum finance and operating lease payments were as follows:

Twelve Months Ending March 31,	Finance Leases	Operating Leases
2024	$1,931,757	$2,398,681
2025	1,962,353	2,423,929
2026	1,852,006	1,823,638
2027	1,880,265	1,814,303
2028	1,923,136	1,708,631
Thereafter	14,368,333	12,855,124
Total payments	23,917,850	23,024,306
Less: imputed interest	(8,778,767)	(6,698,331)
Total obligation	15,139,083	16,325,975
Less: current portion	(743,157)	(1,484,846)
Non-current financing leases obligations	$14,395,926	$14,841,129

Finance Leases
As of March 31, 2023, all finance leases in the table above were related to property and equipment. Depreciation expense associated with the finance leases within Property and Equipment was $312,954 and $312,954 for the three months ended March 31, 2023 and 2022, respectively. Of this amount $44,503 and $0 is recorded within Cost of Revenues with the remainder recorded in General & Administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively. Interest expense on finance leases for the three months ended March

31, 2023, and 2022 was $305,262 and $317,905, respectively, and is recorded in Interest Expense on the Consolidated Statements of Operations. At March 31, 2023, the weighted average remaining lease terms were 11.7 years, and the weighted average discount rate was 8.01%.

Operating Leases
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2023, and December 31, 2022:

		March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right of use assets	$15,949,731	$16,407,566
Total lease assets		$15,949,731	$16,407,566

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$1,484,846	$1,318,885
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	14,841,129	15,262,494
Total lease liability		$16,325,975	$16,581,379

The lease expense for the three months ended March 31, 2023 and 2022, was $598,590 and $126,561, respectively. Of this amount $216,754 and $0 is recorded within Cost of Revenues with the remainder recorded in General & Administrative expense on the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively. The cash paid under operating leases during the three months ended March 31, 2023 and 2022, was $540,833 and $124,654, respectively. At March 31, 2023, the weighted average remaining lease terms were 11.7 years, and the weighted average discount rate was 6.01%.
Note 4 – Debt

The outstanding balances for the loans as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Lines of credit, current portion	$8,970,460	$7,426,814
Equipment loans, current portion	82,787	68,410
Related Party term notes, current portion	535,000	—
Term notes, current portion	5,915,560	3,132,726
Total current	15,503,807	10,627,950
Lines of credit, net of current portion	3,928,105	7,215,520
Long-term portion of equipment loans and term notes	2,229,684	4,266,350
Total notes payable and line of Credit	$21,661,596	$22,109,820

Future scheduled maturities of outstanding debt are as follows:

Twelve Months Ending March 31,
2024	$15,503,807
2025	1,785,069
2026	709,653
2027	3,562,900
2028	26,035
Thereafter	74,132
Total	$21,661,596

In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable. As of March 31, 2023 and 2022, the note had a balance of $2.9 million, and accrued interest of $1.8 million and $1.2 million, respectively, which are reflective in current liabilities. The default rate is 10% and the daily late charge is $575 (See a description of the Company’s ongoing legal proceedings relating to this transaction in Note 7, Commitments and Contingencies, below).

During January and February 2023, the Company issued a total of $1.3 million in six-month note payables ranging in size from $10,000 to $200,000 to executive officers and various investors with an annual interest rate of 30% to be used for general corporate purposes. Of this amount, $0.5 million was issued to related parties.

During 2023, the Company had four revolving lines of credit in the aggregate of $33.0 million, including one capital expenditures line of credit of $0.1 million. The revolving lines of credit used as of March 31, 2023, totaled $12.9 million with interest rates ranging from WSJ prime plus 2.50% - 4.25% and terms ranging from one to five years. Accounts receivables, inventory, and property and equipment are pledged as collateral on the various lines of credit. As of March 31, 2023, the Company had $3.8 million in additional funds available to borrow. The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. As of the date of this Report, the Company was not in compliance with these covenants. However, the Company received a forbearance agreement and waivers from the banking institutions regarding these failed covenants. As such, the Company was in compliance with the covenants as of the date of this report.
Note 5 – Stockholders' Equity

On May 12, 2023, a Certificate of Amendment was filed to effect a one-for-eight (1-for-8) reverse split (the “Reverse Split”) of the shares of the Company’s the Class A, Class B, and Class C Common Stock, and to decrease the number of shares of Class A Common Stock from 295,000,000 shares to 200,000,000 shares (the “Class A Common Stock Decrease”). The Reverse Split and the Class A Common Stock Decrease became effective on May 12, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding Class A Common Stock automatically converted into one share of Class A Common Stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “ALPP,” when the market opened on May 15, 2023. Additionally, every eight shares of the Company’s issued and outstanding Class B Common Stock automatically converted into one share of Class B Common Stock, without any change in the par value per share, and every eight shares of the Company’s issued and outstanding Class C Common Stock automatically converted into one share of Class C Common Stock, without any change in the par value per share. The Reverse Split affected all holders of Class A, Class B, and Class C Common Stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 180,037,350 shares of Class A Common Stock were issued and outstanding immediately prior to the Reverse Split, and approximately 22,504,669 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock will automatically be entitled to receive an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of Class A Common Stock subject to such options or warrants and the exercise prices thereof. The impact of this change in capital structure has been retrospectively applied to all periods presented herein.

Common Stock

The Company had the following transactions in its common stock during the three months ended March 31, 2023:
•In January 2023, certain shareholders converted 1,428 shares of Class C common stock into 1,428 shares of Class A common stock.

Series B Preferred Stock
During February 2023, the Company identified that it had inappropriately awarded a Series B Preferred Share to an executive officer who is not also a board member. As the Series B Preferred Shares can only be held by members of the Board, the share issuance was rescinded.

Stock Options

The following summarizes the stock option activity for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	386,751	$4.39	7.94	$463,495
Granted	—	—
Forfeited	(7,689)	6.16
Exercised	—	—
Outstanding at March 31, 2023	379,062	$4.35	7.67	$444,942

Vested and expected to vest at March 31, 2023	379,062	$4.35	7.67	$444,942

Exercisable at March 31, 2023	135,567	$1.11	5.12	$444,942

The following table summarizes information about options outstanding and exercisable as of March 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.05	111,438	5.26	$0.40	111,438	$0.40
0.10	10,625	5.03	0.80	10,625	0.80
0.77	243,495	9.08	6.16	—	—
0.90	13,504	4.02	7.20	13,504	7.20
	379,062			135,567

During the three months ended March 31, 2023 and 2022, stock option expense amounted to $0.2 million and $0.2 million, respectively. Unrecognized stock option expense as of March 31, 2023, amounted to $0.9 million, which will be recognized over a period extending through April 2025.

Warrants
The following summarizes the warrants activity for the three months ended March 31, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,321,411	$11.78	4.31	$—
Granted	—	—	0
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2023	2,321,411	$11.78	4.02	$—

Vested and expected to vest at March 31, 2023	2,321,411	$11.78	4.02	$—

Exercisable at March 31, 2023	2,321,411	$11.78	4.02	$—

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2023:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$52.80	52,084	1.89	$52.80	52,084	$52.80
20.16	49,604	1.70	20.16	49,604	20.16
24.80	535,716	3.66	24.80	535,716	24.80
24.64	53,572	3.65	24.64	53,572	24.64
5.52	1,630,435	4.29	$5.52	1,630,435	5.52
	2,321,411			2,321,411
Note 6 – Segment Reporting

The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended September 30, 2022, the Company increased its reportable segments to eight segments. All segments and the subsidiaries within each segment are geographically located in North America. The financial results are logical to review in this manner for comparison, trend, deviations, etc. purposes.

Management excludes the following when reviewing the profit/loss by segment.
•Intercompany Sales/COGS
•Management fees to the parent Company
•Income tax benefit/expense

There has not been any change to the measurement method in how management reviews the profit/loss by segment.

The operating segments and their business activity are as follows:

A4 Construction Services - Morris Sheet Metal (“MSM”) provides commercial construction services primarily as a sheet metal contractor.

A4 Construction Services - Excel Construction (“Excel”) provides commercial construction services primarily as a sheet metal contractor.

A4 Manufacturing - Quality Circuit Assembly ("QCA") is a contract manufacturer within the technology industry.

A4 Manufacturing - Alternative Labs (“Alt Labs”) is a contract manufacturer within the dietary & nutraceutical supplements industry.

A4 Defense - Thermal Dynamics does contracting for the US Government particularly for the US Defense Department and US Department of State.

A4 Technologies - RCA Commercial Electronics (“RCA”) is a business-to-business ("B2B") commercial electronics manufacturer.

A4 Technologies - ElecJet is a battery research and development company.

A4 Aerospace - Vayu is a drone aircraft manufacturer.

A4 All Other includes the QCA-Central, Identified Technologies and Corporate.

	Three Months Ended March 31,
	2023	2022
Revenue
A4 Construction Services - MSM	$3,813,140	$3,767,390
A4 Construction Services - Excel	332,864	288,814
A4 Manufacturing - QCA	4,191,643	4,318,860
A4 Manufacturing - Alt Labs	4,226,914	3,824,138
A4 Defense - TDI	2,970,087	2,687,981
A4 Technologies - RCA	7,453,423	9,237,259
A4 Technologies - ElecJet	102,495	556,729
A4 Aerospace - Vayu	—	25,000
All Other	1,271,147	$885,983
	$24,361,713	$25,592,154
Gross profit
A4 Construction Services - MSM	$231,888	$463,806
A4 Construction Services - Excel	(150,008)	(98,974)
A4 Manufacturing - QCA	897,715	1,027,184
A4 Manufacturing - Alt Labs	948,752	901,479
A4 Defense - TDI	616,582	843,189
A4 Technologies - RCA	2,374,178	2,184,328
A4 Technologies - ElecJet	(73,809)	(62,029)
A4 Aerospace - Vayu	(2,410)	25,000
All Other	373,568	$353,474
	$5,216,456	$5,637,457
Income (loss) from operations
A4 Construction Services - MSM	$(404,413)	$(315,698)
A4 Construction Services - Excel	(432,081)	(319,990)
A4 Manufacturing - QCA	19,097	414,448
A4 Manufacturing - Alt Labs	(559,125)	(987,483)
A4 Defense - TDI	181,534	423,140
A4 Technologies - RCA	475,864	566,290
A4 Technologies - ElecJet	(245,421)	(304,346)
A4 Aerospace - Vayu	(820,967)	(806,897)
All Other	(3,354,961)	(2,425,619)

	$(5,140,473)	$(3,756,155)
Depreciation and amortization
A4 Construction Services - MSM	$174,298	$166,404
A4 Construction Services - Excel	67,525	—
A4 Manufacturing - QCA	116,879	100,479
A4 Manufacturing - Alt Labs	208,554	307,035
A4 Defense - TDI	72,433	72,090
A4 Technologies - RCA	244,804	170,046
A4 Technologies - ElecJet	105,666	101,500
A4 Aerospace - Vayu	258,911	274,669
All Other	278,713	277,441
	$1,527,783	$1,469,664
Interest expense
A4 Construction Services - MSM	$113,710	$103,025
A4 Construction Services - Excel	60,570	61,985
A4 Manufacturing - QCA	163,645	36,289
A4 Manufacturing - Alt Labs	64,680	57,116
A4 Defense - TDI	17,347	—
A4 Technologies - RCA	85,956	54,817
A4 Technologies - ElecJet	—	—
A4 Aerospace - Vayu	5,958	—
All Other	487,004	295,729
	$998,870	$608,961
Net income (loss)
A4 Construction Services - MSM	$(480,600)	$(362,367)
A4 Construction Services - Excel	(492,651)	(381,975)
A4 Manufacturing - QCA	(144,187)	373,867
A4 Manufacturing - Alt Labs	(658,756)	(1,111,462)
A4 Defense - TDI	164,187	423,140
A4 Technologies - RCA	389,908	511,473
A4 Technologies - ElecJet	(245,421)	(304,346)
A4 Aerospace - Vayu	(826,925)	(806,897)
All Other	(3,474,698)	(2,340,993)
	$(5,769,143)	$(3,999,560)

The Company’s reportable segments as of March 31, 2023, and December 31, 2022, were as follows:

	As of March 31, 2023	As of December 31, 2022
Total assets
A4 Construction Services - MSM	$10,699,259	$11,309,049
A4 Construction Services - Excel	3,390,848	3,359,818
A4 Manufacturing - QCA	21,046,251	20,988,492
A4 Manufacturing - Alt Labs	27,083,918	26,636,905
A4 Defense - TDI	13,748,110	13,497,381
A4 Technologies - RCA	23,339,534	27,191,977
A4 Technologies - ElecJet	12,972,480	12,897,440
A4 Aerospace - Vayu	13,594,000	14,632,530
All Other	16,070,325	15,118,622
	$141,944,725	$145,632,214
Goodwill
A4 Construction Services - MSM	$113,592	$113,592
A4 Construction Services - Excel	—	—
A4 Manufacturing - QCA	1,963,761	1,963,761
A4 Manufacturing - Alt Labs	4,410,564	4,410,564
A4 Defense - TDI	6,426,786	6,426,786
A4 Technologies - RCA	1,355,728	1,355,728
A4 Technologies - ElecJet	6,496,343	6,496,343
A4 Aerospace - Vayu	—	—
All Other	1,913,310	1,913,310
	$22,680,084	$22,680,084
Accounts receivable, net
A4 Construction Services - MSM	$3,790,520	$5,188,521
A4 Construction Services - Excel	222,895	288,243
A4 Manufacturing - QCA	3,397,802	3,867,141
A4 Manufacturing - Alt Labs	1,994,703	1,833,502
A4 Defense - TDI	2,367,869	1,905,314
A4 Technologies - RCA	2,845,356	3,232,559
A4 Technologies - ElecJet	22,959	12,888
A4 Aerospace - Vayu	(491)	—
All Other	898,915	811,776
	$15,540,528	$17,139,944
Note 7 – Commitments and Contingencies

Licensing Agreement
DTI has entered into licensing agreements with RCA Trademark Management for the licensing rights to the respective trademarks in the United States of America and Canada. The RCA licensing agreement was amended with Technicolor, S.A., as licensor, and expires December 31, 2024. DTI agrees to pay a royalty fee of 2.50% on net sales of the licensed products with a minimum annual payment of $440,000 for the year ended 2022, $460,000 for the year ended 2023, and $480,000 for the year ended 2024. These amounts were amended as part of the agreement signed in May 2023. The amended agreement extended our licensing agreement under December 31, 2027, and provides us the ability to sell additional products under the trademark in exchange for higher royalty payments (See Note 8).

Warranty Service Agreement
DTI entered into a warranty service agreement to provide certain warranty services for a lighting supplier through December 31, 2024, except for one class of customer, for whom services will be provided through 2030. In exchange for these services, DTI expects to receive $66,626 and $59,964 during the year ended 2023 and 2024, respectively.

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

In August 2021, in a matter relating to Horizon, Rob Porter filed a lawsuit in the District Court of Oklahoma County, State of Oklahoma (CJ-2021-3421), alleging unjust enrichment and breach of contract with respect to shares of Company that Mr. Porter claims was owed under his employment contract with the Company as President of Horizon. In October 2021, the Company filed its answer denying such claims. In October 2021, the Company also filed counterclaims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit and as such, no accrual has been recorded as of March 31, 2023, and December 31, 2022. As of the date of this Report, a pre-trial scheduling conference was scheduled for June 21, 2023, and the Company was participating in discovery.

In October 2021, in a matter relating to Horizon, the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and breach of contract with respect to their employment contracts with Horizon. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 37,500 shares of Class A Common stock, and subsequently Mr. Morse’s case has been dismissed. Subsequently, Mr. Hobbs and Mr. Karraker have also expressed interest in settling claims on similar terms, and negotiations were ongoing as of the date of this Report. As no formal settlement offer has been extended, no accrual has been recorded as of March 31, 2023, and December 31, 2022.

In June 2022, in a matter relating to the Company’s subsidiaries, DTI Services Limited Liability Company and Direct Tech Sales, LLC (doing business as RCA Commercial Electronics) (“RCA”), the Company received a complaint filed in the Superior Court of Marion County State of Indiana (CAUSE NO. 49D01-2203-PL-006662) by Gatehouse, LLC (“Gatehouse”), a supplier of PPP gloves for resale by RCA, seeking payment of $213,000 for supplied goods that RCA has good reason to believe are counterfeit, and thus unsalable. RCA has answered the complaint and asserted counterclaims of fraud and breach of contract. After a long delay in prosecution of the case by the plaintiff Gatehouse, motion practice has begun in this matter, however no scheduling, hearings, or trial date has yet been set in this matter.

In November 2022, the Company received a complaint filed by Mr. Mark Bell in the district court of Idaho (CV42-22-4066) with regard to the Company’s February 2020 purchase of Excel Fabrication LLC (“Excel”) from Mr. Bell, over the Company’s refusal to continue paying on a $2.3 million note comprising part of the purchase consideration (Note 4). In December 2022 the Company counter-sued Mr. Bell for breach of contract, fraud, and misrepresentation in the February 2020 sale of Excel to the Company. The case is set for trial in June of 2024.

In December 2022, the Company’s subsidiary Excel Fabrication LLC (“Excel”) received a demand for binding arbitration (AAA Case No. 01-22-0004-9935) by Starr Corporation of Idaho, a contractor for whom Excel Fabrication LLC was performing as sub-contractor and who stopped its work for Starr Corporation pursuant to its claimed contract right of termination due to failure of Starr Corporation to make payment within the contracted period for payment for work satisfactorily performed. Starr Corporation claims that Excel’s termination was wrongful, and seeks approximately $0.5 million, reflecting its costs in having to complete work that was called for under the contract. Excel is seeking a determination that its termination was rightful under the terms of the contract between the parties, and in addition seeks payment on its unpaid billing submittals and additional costs. Arbitration hearings are scheduled to commence in April 2024. As no formal settlement offer has been extended, no accrual has been recorded as of March 31, 2023, and December 31, 2022.

In February 2023, the Company learned that a complaint the State of New York brought against Vayu in 2019 (prior to the Company’s ownership of Vayu) seeking a refund for two returned airframes, a case which had originally been dismissed for lack of jurisdiction, had become revived by virtue of New York’s highest court ruling (State of New York v Vayu, APL-2021-00148) that the State’s long arm statute applied to the 2016 transaction between Vayu and the State University of New York at Stonybrook. Total damages sought by the State of New York are less than $100,000, including interest and costs. In light of the decision by the Court of Appeals to return the case to the trial courts for adjudication, the Company has expressed its wish to settle the matter and is currently awaiting the State of New York's response to the Company's response including the possibility of the State providing information useful to the Company should it wish to subsequently seek redress from the previous owners of Vayu.
Note 8 – Subsequent Events

In April 2023, a shareholder converted 1,300,000 shares of Class B common stock and 1 share of Series B preferred stock into 1,300,001 shares of Class A common stock.

On May 12, 2023, a Certificate of Amendment was filed to effect a one-for-eight (1-for-8) reverse split (the “Reverse Split”) of the shares of the Company’s the Class A, Class B, and Class C Common Stock, and to decrease the number of shares of Class A Common Stock from 295,000,000 shares to 200,000,000 shares (the “Class A Common Stock Decrease”). The Reverse Split and the Class A Common Stock Decrease became effective on May 12, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding Class A Common Stock automatically converted into one share of Class A Common Stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “ALPP,” when the market opened on May 15, 2023. Additionally, every eight shares of the Company’s issued and outstanding Class B Common Stock automatically converted into one share of Class B Common Stock, without any change in the par value per share, and every eight shares of the Company’s issued and outstanding Class C Common Stock automatically converted into one share of Class C Common Stock, without any change in the par value per share. The Reverse Split affected all holders of Class A, Class B, and Class C Common Stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 180,037,350 shares of Class A Common Stock were issued and outstanding immediately prior to the Reverse Split, and approximately 22,504,669 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock will automatically be entitled to receive an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of Class A Common Stock subject to such options or warrants and the exercise prices thereof.

In May 2023, Mr. Kevin Thomas, who sold Alternative Laboratories, LLC to the Company in May of 2021, sued the Company in the State circuit court for Collier County Florida (Case Number 23-CA-1981), alleging that the Company failed to deliver shares in the Company as promised by the terms of the purchase agreement, and additionally claims that with respect to an amount of $610,000 in Employee Retention Credits received by the Company, that portion representing the credit attributed to the 1st quarterly period of 2021 and the part of the 2nd quarterly period of 2021 prior to the May 4th, 2021 date of sale, should be remitted to him rather than retained by the Company. The Company believes that Mr. Thomas’

complaint is wholly without merit, and the Company is in the process of answering the complaint and considering possible motions and counterclaims.

In May 2023, the RCA licensing agreement was amended and extended with a new expiration date of December 31, 2027 except for the agreement relating to Computer Monitors & Outdoor Televisions which expires on December 31, 2025. DTI Services LLC agreed to pay the following royalty fees ranging from 2.50% - 3.50% of net sales based on product type with a total minimum annual payment of $550,000 for the year ended 2023, and $600,000 for the year ended 2024, $620,000 for the year ended 2025, $660,000 for the year ended 2026, and $700,000 for the year ended 2027.

In May 2023, the Company issued a nine-month $0.2 million note payable to an outside investor with an annual interest rate of 15%, with the proceeds to be used for general corporate purposes.

In May 2023, the Company issued a one-year $0.4 million convertible note payable to an outside investor with an annual interest rate of 12% with the proceeds to be used for general corporate purposes. In connection with this convertible note payable, the Company issued 13,750 restricted shares of Class A Common Stock to the investor as additional consideration for the purchase of the note and 196,250 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note.

Morris had a revolving line of credit totaling $2.5 million that was scheduled to expire on May 31, 2023. In June 2023, Morris entered into a Forbearance agreement with its banking partner that extended the maturity of the line of credit to July 21, 2023.

In June 2023, Quality Circuit Assembly entered into the third amendment on its loan and security agreement that increased the maximum limit to $7 million from $5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

'Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the three months ended March 31, 2023, included under Item 1 – Financial Statements in this Quarterly Report, and our audited Financial Statements and notes thereto for the year ended December 31, 2022, contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.
Overview and Highlights

Company Background
Alpine 4 Holdings, Inc. (“we,” “our,” or the “Company”), was incorporated under the laws of the State of Delaware in April 2014. We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators. At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. Our focus is on how the adaptation of new technologies even in brick-and-mortar businesses can drive innovation. We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.

As of the date of this Report, the Company was a holding company that wholly owned, directly or indirectly, fourteen companies:
–A4 Corporate Services, LLC;
–ALTIA, LLC;
–Quality Circuit Assembly, Inc. ("QCA");
–Morris Sheet Metal, Corporation ("MSM");
–JTD Spiral, Inc.;
–Excel Construction Services, LLC ("Excel");
–SPECTRUMebos, Inc.;
–Vayu Aerospace Corporation;
–Thermal Dynamics International, Inc. ("TDI");
–Alternative Laboratories, LLC. ("Alt Labs");
–Identified Technologies, Corporation ("IDT");
–ElecJet Corporation;
–DTI Services LLC (doing business as RCA Commercial Electronics ("RCA")); and
–Global Autonomous Corporation ("GAC").
In February 2023, the Company made a $0.3 million investment for a 10% equity interest in a battery materials company, which includes a seat on its board of directors, and participation rights in future funding rounds.
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
Driver, Stabilizer, Facilitator ("DSF")

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

How We Do It:

Optimization vs. Asset Producing
The process to purchase a perspective company can be long and arduous. During our due diligence period, we are validating and determining three major points, not just the historical record of the company we are buying. Those three major points are what we call the “What is, What Should Be and What Will Be.”
•“The What Is” ("TWI"). TWI is the defining point of where a company is holistically in a myriad of metrics; Sales, Finance, Ease of Operations, Ownership and Customer Relations to name a few. Subsequently, this is usually the point where most acquirers stop in their due diligence. We look to define this position not just from a number’s standpoint, but also how does this perspective map out to a larger picture of culture and business environment.
•“The What Should Be” ("TWSB"). TWSB is the validation point of inflection where we use many data inputs to assess if TWI is out of the norm with competitors, and does that data show the potential for improvement.
•“The What Will Be” ("TWWB"). TWWB is how we seek to identify the net results or what we call Kinetic Profit ("KP") between the TWI and TWSB. The keywords are Kinetic Profit. KP is the profit waiting to be achieved by some form of action or as we call it, the Optimization Phase of acquiring a new company.

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
Results of Operations

The following are the results of our operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$24,361,713	$25,592,154	$(1,230,441)
Cost of revenue	19,145,257	19,954,697	(809,440)
Gross Profit	5,216,456	5,637,457	(421,001)

Operating expenses:
General and administrative expenses	10,243,023	9,201,682	1,041,341
Research and development	113,906	191,930	(78,024)
Total operating expenses	10,356,929	9,393,612	963,317
Loss from operations	(5,140,473)	(3,756,155)	(1,384,318)

Other income (expenses)
Interest expense	(998,870)	(608,961)	(389,909)
Gain on extinguishment of debt	—	—	—
Gain on forgiveness of debt	—	—	—
Other income	43,200	32,719	10,481
Total other income (expense)	(955,670)	(576,242)	(379,428)

Loss before income tax	(6,096,143)	(4,332,397)	(1,763,746)

Income tax expense	(327,000)	(332,837)	5,837

Net loss	$(5,769,143)	$(3,999,560)	$(1,769,583)

Revenue
Our revenues for the three months ended March 31, 2023, decreased by $1.2 million as compared to the three months ended March 31, 2022. This decrease is primarily driven by a decrease of revenue of 1.8 million within A4 Technologies - RCA and 0.5 million within A4 Technologies - ElecJet offset by small increases in revenue across the majority our other segments primarily 0.4 million within A4 Manufacturing - Alt Labs, 0.3 million within A4 Defense - TDI, and 0.4 million within All Other.

Cost of revenue
Our cost of revenue for the three months ended March 31, 2023, decreased by $0.8 million as compared to the three months ended March 31, 2022. This decrease is driven by the decrease in revenue as our gross profit margin remained consistent at 22% year-over-year.

Operating expenses
Our operating expenses for the three months ended March 31, 2023, increased by $1.0 million as compared to the three months ended March 31, 2022. This increase is primarily driven by an increase in professional fees incurred as a result of services performed related to the 2021 restated financials and 2022 annual 10-K report.

Other income (expenses)
Other income for the three months ended March 31, 2023, increased by $0.4 million as compared to the three months ended March 31, 2022. The increase is driven by higher interest expense on the new debt along with the continued higher interest rate environment for our variable rate debt.
Liquidity and Capital Resources

We have financed our operations since inception from existing revenue, the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by selling shares of our common stock and/or debt instruments.

As of March 31, 2023, the Company had bank lines of credit totaling $33.00 million. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management. The Company also may elect to seek additional bank financing, engage in debt financing through a placement agent, or sell shares of its common stock in public or private offering transactions.
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
Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2023.

For a summary of our significant accounting policies, refer to Note 3 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K filed on May 5, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

However, as discussed in our Annual Report for the year ended December 31, 2022, additional staff has been hired to address the issue of segregation of duties and the controls and monitoring processes. The Company is also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third-party specialty management consultant firm to help facilitate the process.

Changes in Internal Control over Financial Reporting
As discussed in more detail below, there are material weaknesses in disclosure controls and procedures as well as a material weakness in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that would have remediated these material weaknesses. However, the Company has made significant efforts to remedy this in 2023.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in the Annual Report on From 10-K for the year ended December 31, 2022, there remains a material weakness around inadequate segregation of duties from a lack of accounting personnel and inherent system limitations of the current ERP system. Further, Management identified seven material weakness in the areas of business combinations, income taxes, preferred stock, equity, acquired intangible assets, impairment of goodwill and intangibles, and financial reporting. Other deficiencies aggregated to two material weakness in accounting for non-routine transactions and accounting for routine transactions. All the material weakness above related to not having appropriate accounting expertise to evaluate and account for transactions in the above areas. These material weaknesses had not been remediated as of March 31, 2023. The Company is committed to remediating its material weakness as promptly as possible.

Remediation
The Company is committed to remediating these material weaknesses as promptly as possible. In addition to the additional staff hired to aid in the material weakness over segregation of duties, as of the date of this Report, the Company was also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third-party specialty management consultant firm to help facilitate the process. Further, the Company has engaged a tax specialist CPA firm to assist with the preparation of the tax provision and other tax-related items. These material weaknesses will not be deemed remediated until the remediation efforts described herein have been in place and tested and deemed to be designed, implemented and operating effectively. We plan for this to occur later in 2023.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.
Item 1A. Risk Factors
Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, includes a detailed discussion of the material risks facing the Company and its operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuances in 2023

•In January 2023, certain shareholders converted 1,428 shares of Class C common stock into 1,428 shares of Class A common stock.

The shares of Class A common stock referenced above were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company's equity securities were made by the Company or any affiliated purchasers during the three months ended March 31, 2023.

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

Alpine 4 Holdings, Inc.

Dated: June 20, 2023

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer
(Principal Financial Officer)