Form 10-Q
period 2023-06-30
ALPINE 4 HOLDINGS, INC.
filed 2023-08-11
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2023, the issuer had 24,224,657 shares of its Class A common stock issued and outstanding, 906,012 shares of its Class B common stock issued and outstanding and 1,528,533 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute and the services we provide; our ability to obtain products from the respective manufacturers; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,828,963	$2,673,541
Accounts receivable, net	16,628,748	17,139,944
Inventory	24,019,013	25,258,369
Contract assets	1,392,007	1,402,788
Prepaid expenses and other current assets	2,134,045	2,428,223
Total current assets	48,002,776	48,902,865

Property and equipment, net	19,861,909	19,503,485
Intangible assets, net	34,668,042	36,282,609
Right of use assets, net	15,704,511	16,407,566
Goodwill	22,680,084	22,680,084
Other non-current assets	1,693,603	1,855,605
TOTAL ASSETS	$142,610,925	$145,632,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,807,557	$8,608,554
Accrued expenses	6,570,507	6,749,890
Contract liabilities	5,854,696	5,284,285
Lines of credit	8,699,609	7,426,814
Notes payable, current portion	6,170,472	3,201,136
Notes payable, related party	555,000	—
Convertible note payable, current portion	471,311	—
Financing lease obligation, current portion	764,267	725,302
Operating lease obligation, current portion	1,518,842	1,318,885
Total current liabilities	46,412,261	33,314,866

Notes payable, net of current portion	2,144,048	4,266,350
Lines of credit, net of current portion	4,058,411	7,215,520
Financing lease obligations, net of current portion	14,195,602	14,592,813
Operating lease obligations, net of current portion	14,447,193	15,262,494
Deferred tax liability	333,708	988,150
TOTAL LIABILITIES	81,591,223	75,640,193

Commitments & Contingencies (Note 8)
STOCKHOLDERS' EQUITY(1):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 3 and 5 shares issued and outstanding at June 30, 2023, and December 31, 2022	3	5
Class A Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,974,657 and 22,303,333 shares issued and outstanding at June 30, 2023, and December 31, 2022	2,397	2,230
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 906,012 and 1,068,512 shares issued and outstanding at June 30, 2023, and December 31, 2022	91	107
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,528,533 and 1,529,888 shares issued and outstanding at June 30, 2023, and December 31, 2022	153	153
Additional paid-in capital	143,072,462	141,723,921
Accumulated deficit	(82,055,404)	(71,734,395)
Total stockholders' equity	61,019,702	69,992,021
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,610,925	$145,632,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 6, Stockholders' Equity for details.

ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues, net	$28,022,026	$25,271,126	$52,383,739	$50,863,280
Cost of revenues	20,234,936	19,110,583	39,380,193	39,065,280
Gross profit	7,787,090	6,160,543	13,003,546	11,798,000

Operating expenses:
General and administrative expenses	9,893,454	9,216,398	20,136,477	18,418,080
Research and development	1,612,530	394,835	1,726,436	586,765
Gain on sale of property	—	(5,822,450)	—	(5,822,450)
Total operating expenses	11,505,984	3,788,783	21,862,913	13,182,395
Income (loss) from operations	(3,718,894)	2,371,760	(8,859,367)	(1,384,395)

Other income (expenses)
Interest expense	(1,108,745)	(962,474)	(2,107,615)	(1,571,435)
Other income	15,906	258,660	59,106	291,379
Total other expenses	(1,092,839)	(703,814)	(2,048,509)	(1,280,056)

Income (loss) before income tax	(4,811,733)	1,667,946	(10,907,876)	(2,664,451)

Income tax (benefit)	(259,867)	128,140	(586,867)	(204,697)

Net income (loss)	$(4,551,866)	$1,539,806	$(10,321,009)	$(2,459,754)

Weighted average shares outstanding(1):
Basic	25,103,271	22,899,822	25,076,452	22,890,560
Diluted	25,103,271	22,899,822	25,076,452	22,890,560

Basic income (loss) per share	$(0.18)	$0.07	$(0.41)	$(0.11)

Diluted income (loss) per share	$(0.18)	$0.07	$(0.41)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 6, Stockholders' Equity for details.

ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (1)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	5	$5	22,303,333	$2,230	1,068,512	$107	1,529,888	$153	$141,723,921	$(71,734,395)	$69,992,021
Conversion of Class C Common Stock to Class A Common Stock	—	—	1,428	—	—	—	(1,428)	—	—	—	—
Series B Preferred Share removal	(1)	(1)	—	—	—	—	—	—	1	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	182,589	—	182,589
Net loss	—	—	—	—	—	—	—	—	—	(5,769,143)	(5,769,143)
Balance, March 31, 2023	4	4	22,304,761	2,230	1,068,512	107	1,528,460	153	141,906,511	(77,503,538)	64,405,467

Conversion of Class B Common Stock to Class A Common Stock	—	—	162,500	16	(162,500)	(16)	—	—	—	—	—
Conversion of Series B Preferred Stock to Class A Common Stock	(1)	(1)	1	—	—	—	—	—	1	—	—
Issuance of shares of common stock and warrants for convertible note payable and accrued interest	—	—	1,477,400	148	—	—	—	—	1,000,661	—	1,000,809
Adjustment for additional shares issued in connection with the reverse stock split	—	—	29,995	3	—	—	73	—	—	—	3
Share-based compensation expense	—	—	—	—	—	—	—	—	165,289	—	165,289
Net loss	—	—	—	—	—	—	—	—	—	(4,551,866)	(4,551,866)
Balance, June 30, 2023	3	$3	23,974,657	$2,397	906,012	$91	1,528,533	$153	$143,072,462	$(82,055,404)	$61,019,702

Balance, December 31, 2021	5	$5	20,224,938	$2,022	1,068,512	$107	1,562,635	$156	$130,348,267	$(58,859,082)	$71,491,476
Issuance of shares of common stock for compensation	—	—	4,924	—	—	—	—	—	99,248	—	99,248
Conversion of Series D preferred stock to Class A	—	—	7,989	1	—	—	—	—	365,463	—	365,464
Conversion of Series C preferred stock to Class A	—	—	1,031	—	—	—	—	—	34,622	—	34,622
Share-based compensation expense	—	—	—	—	—	—	—	—	93,197	—	93,197
Net loss	—	—	—	—	—	—	—	—	—	(3,999,560)	(3,999,560)
Balance, March 31, 2022	5	5	20,238,882	2,023	1,068,512	107	1,562,635	156	130,940,797	(62,858,642)	68,084,447

Issuance of shares of common stock for compensation	—	—	21,482	2	—	—	—	—	132,307	—	132,309
Shares issued from ATM	—	—	9,515	1	—	—	—	—	55,136	—	55,137
Share-based compensation expense	—	—	—	—	—	—	—	—	172,183	—	172,183
Net loss	—	—	—	—	—	—	—	—	—	1,539,806	1,539,806
Balance, June 30, 2022	5	$5	20,269,879	$2,026	1,068,512	$107	1,562,635	$156	$131,300,423	$(61,318,836)	$69,983,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 6, Stockholders' Equity for details.

ALPINE 4 HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(10,321,009)	$(2,459,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,498,572	1,564,357
Amortization	1,614,567	1,454,099
Gain on sale of property	—	(5,822,450)
Stock compensation expense	348,029	496,957
Income tax benefit	(654,442)	(204,697)
Amortization of debt discounts	96,729	—
Non-cash lease expense	703,055	224,422
Write off of inventory	276,898	71,552
Bad debt expense	330,544	115,835
Changes in current assets and liabilities:
Accounts receivable	180,652	(1,257,649)
Inventory	962,458	672,426
Contract assets	10,781	(608,743)
Prepaid expenses and other assets	456,180	(765,887)
Accounts payable	7,199,003	1,084,278
Accrued expenses	(179,383)	1,257,019
Contract liabilities	570,411	(2,846,166)
Operating lease liability	(615,344)	(213,041)
Net cash provided by (used) in operating activities	2,477,701	(7,237,442)

INVESTING ACTIVITIES:
Capital expenditures	(1,856,996)	(756,870)
Proceeds from sale of building	—	12,454,943
Net cash provided by (used) in investing activities	(1,856,996)	11,698,073

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	—	55,144
Proceeds from issuances of notes payable, non-related party	1,029,145	—
Proceeds from issuances of note payable, related party	555,000	—
Net proceeds/(repayments) from lines of credit	(1,947,538)	3,436,740
Proceeds from issuance of convertible notes, non-related party	2,090,000	—
Debt issuance costs	(651,533)	—
Repayment of building mortgage	—	(4,642,043)
Repayments of notes payable, non-related parties	(182,111)	(2,540,390)
Cash paid on financing lease obligations	(358,246)	(317,150)
Net cash provided by (used) in financing activities	534,717	(4,007,699)

NET INCREASE IN CASH	1,155,422	452,932

CASH, BEGINNING BALANCE	2,673,541	3,715,666

CASH, ENDING BALANCE	$3,828,963	$4,168,598

CASH PAID FOR:
Interest	$2,107,615	$1,224,984

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
ROU asset and operating lease obligation recognized	$—	$8,725,000
Equipment purchased on note payable	$—	$243,843
Series B Preferred Share Removal	$2	$—
Conversion of Series D preferred stock for common stock	$—	$400,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Alpine 4 Holdings, Inc. ("we,” “our,” or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 5, 2023. The results for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The Company was incorporated under the laws of the State of Delaware in April 2014. We are a publicly traded conglomerate that acquires businesses that fit into our disruptive DSF business model of Drivers, Stabilizers, and Facilitators.

Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain reclassifications have been made that have no impact on net earnings and financial position.

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

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses but has positive cash flows from operations for the current year. Although the Company has experienced net losses of $10.3 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively, net cash flows provided by operating activities improved to $2.5 million for the six months ended June 30, 2023, from $7.2 million used in operating activities for the six months ended June 30, 2022.

As of June 30, 2023, the Company had positive working capital of $1.6 million, which was a decrease of $14.0 million compared to December 31, 2022. The Company has bank financing totaling $35.0 million ($35.0 million in lines of credit including $0.5 million in capital expenditures lines of credit availability) of which $4.4 million was available and unused as of June 30, 2023. There are three lines of credit that are set to mature during the next twelve months. These three lines of credit total $13.7 million, of which $8.7 million was used as of June 30, 2023, and are shown as a current liability on the consolidated balance sheet. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to continue to generate additional revenue, improve cash flows from operations, and improve gross profit performance across all of its subsidiaries. The Company also may raise funds through debt financing, securing additional lines of credit, and the sale of shares in public or private offerings.

Going Concern
The accompanying financial statements have been prepared on a going concern basis. While the working capital deficiency of prior years has improved, and working capital of the Company is currently positive, continued operating losses cause doubt as to the ability of the Company to continue. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to profitable operations are necessary for the Company to continue. The uncertainty that exists with these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related to the going concern uncertainty, the Company has a three-fold plan to resolve these risks. First, the operating subsidiaries of Quality Circuit Assembly ("QCA"), Quality Circuit Assembly - Central ("QCA-C"), Identified Technologies ("IDT"), Thermal Dynamics International ("TDI"), and RCA Commercial ("RCA") plan to expand their revenues and profits yielding increased cash flow in those operating segments. This plan will allow for an increased level of cash flow to the Company. Second, the Company has expanded its credit facilities at the subsidiary level over the past twelve months to allow for greater borrowing accessibility if needed for the expansion of product lines and sales opportunities and plans to extend or refinance any lines of credit coming due over the next twelve months in order to provide additional financing. Finally, operating companies hard hit by the supply-chain related price increases such as Morris Sheet Metal ("MSM"), Alternative Laboratories ("Alt Labs"), and Excel Construction ("Excel") have begun to experience an easing in the procurement and cost overruns of limited product supply. This subsequently has added to increased cash flow to those entities and less reliance on the Company to fund those activities. Although this plan is in place to mitigate the risk related to the going concern uncertainty, substantial doubt remains due to uncertainty around the growth projections and lack of control of many of the factors included in the Company’s plan.

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

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2023, and December 31, 2022. Significant intercompany balances and transactions have been eliminated.

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

Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of June 30, 2023, and December 31, 2022, the Company had no cash equivalents.

The FDIC insures up to $250,000 per account with any excess amount in each account being uninsured. Total bank balances were $3.9 million and $3.2 million as of June 30, 2023, and December 31, 2022, respectively. Of this amount,

$2.5 million and $2.0 million were uninsured as of June 30, 2023, and December 31, 2022, respectively. All uninsured amounts are held with J.P. Morgan Chase.

Major Customers & Vendors
The Company had no customers which made up over 10% of total Company accounts receivable as of June 30, 2023, or December 31, 2022.

For the six months ended June 30, 2023, the Company had no customers which made up over 10% of total Company revenues. For the six months ended June 30, 2022, the Company had one customer within the A4 Technology - RCA segment, which made up 12% of total Company revenues.

For the six months ended June 30, 2023 and 2022, the Company received 10% and 10%, respectively, of total Company revenues from prime contractors.

For the six months ended June 30, 2023, the Company had no vendors, which made up over 10% of total Company purchases. For the six months ended June 30, 2022, the Company had one vendor within the A4 Technology - RCA segment, which made up 17% of total Company purchases.

Inventory
Inventory for all subsidiaries is valued at weighted average cost. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory is segregated into three areas, raw materials, work-in-process and finished goods. Inventory at June 30, 2023, and December 31, 2022, consisted of:

	June 30, 2023	December 31, 2022
Raw materials	$9,726,538	$9,116,824
Work in process	3,528,187	3,165,876
Finished goods	10,764,288	12,975,669
Inventory	$24,019,013	$25,258,369

Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of ASC Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset is less than the carrying amount of that asset.

During the six months ended June 30, 2023, there were no events or changes in circumstances that indicated a quantitative impairment analysis was necessary and as such, no impairment was recorded.

Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of June 30, 2023, and December 31, 2022, the reporting units with goodwill were QCA, MSM, Alt Labs, TDI, IDT, Elecjet, and RCA. Consistent with our prior year assessment, the Elecjet reporting unit is considered an at-risk reporting unit. Our methods and assumptions were consistent with those discussed below in the Fair Value Measurement subsection. This reporting unit is primarily considered at-risk as it is a start-up subsidiary with minimal to no revenue to offset its research & development expenses. The DCF model includes revenue growth assumptions of us executing large new customer and/or supplier agreements within the next two years and then steadily increasing revenue at a more normalized rate thereafter. Any failure to execute these customer and/or supplier arrangements would negatively impact the key growth assumptions.

Fair value measurements
Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of June 30, 2023, and December 31, 2022, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis, as all of our financial assets and liabilities were Level 1.

Equity Method Investments
In February 2023, the Company made a $0.3 million investment for a 10% equity interest in a battery materials company, which includes a seat on its board of directors, and participation rights in future funding rounds. The investment is accounted for as an equity method investment as the board representation allows us to have significant influence over the operating and financial policies of the battery materials company. The investment is presented in other non-current assets on the consolidated balance sheet with the value of the investment being adjusted in arrears on a quarterly basis based on its financial performance. In June 2023, a subsequent funding round was held, in which the Company waived its participation rights, that decreased our equity investment to an 8% equity interest.

Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All costs related to research and development activities are expensed as incurred. During the six months ended June 30, 2023 and 2022, research and development costs totaled $1.7 million and $0.6 million, respectively.

Earnings (loss) per share
The Company presents both basic and diluted net income (loss) per share on the face of the consolidated statements of operations. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The amount of anti-dilutive shares related to stock options and warrants as of June 30, 2023 and 2022 was 2,894,897 and 1,098,050. respectively. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) inclusive of all classes of common stock as the only difference between the classes of common stock are related to the voting rights for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS
Net income (loss)	$(4,551,866)	25,103,271	$(0.18)	$1,539,806	22,899,822	$0.07
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
Total	$(4,551,866)	$25,103,271	$(0.18)	$1,539,806	$22,899,822	$0.07

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS
Net loss	$(10,321,009)	25,076,452	$(0.41)	$(2,459,754)	22,890,560	$(0.11)
Effect of Dilutive Securities
Stock options and warrants	—	—	—	—	—	—
Dilute EPS
Total	$(10,321,009)	25,076,452	$(0.41)	$(2,459,754)	22,890,560	$(0.11)

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

The following tables presents our revenues disaggregated by type for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$12,886,116	$—	$8,660,465	$—	$21,546,581
Sale of services	3,660,886	—	2,413,363	—	401,196	6,475,445
Total revenues	$3,660,886	$12,886,116	$2,413,363	$8,660,465	$401,196	$28,022,026

	Three Months Ended June 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$7,530,475	$—	$9,255,658	$—	$16,786,133
Sale of services	5,669,259	—	2,472,207	—	343,527	8,484,993
Total revenues	$5,669,259	$7,530,475	$2,472,207	$9,255,658	$343,527	$25,271,126

The following tables presents our revenues disaggregated by type for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$22,206,937	$—	$16,216,383	$—	$38,423,320
Sale of services	7,806,890	—	5,383,450	—	770,079	13,960,419
Total revenues	$7,806,890	$22,206,937	$5,383,450	$16,216,383	$770,079	$52,383,739

	Six Months Ended June 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$16,178,570	$—	$19,049,646	$—	$35,228,216
Sale of services	9,725,463	—	5,160,188	—	749,413	15,635,064
Total revenues	$9,725,463	$16,178,570	$5,160,188	$19,049,646	$749,413	$50,863,280

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

As of June 30, 2023, the future minimum finance and operating lease payments were as follows:

Twelve Months Ending June 30,	Finance Leases	Operating Leases
2024	$1,938,360	$2,412,039
2025	1,944,246	2,304,494
2026	1,848,756	1,784,228
2027	1,890,900	1,823,449
2028	1,932,830	1,646,961
Thereafter	13,879,717	12,457,744
Total payments	23,434,809	22,428,915
Less: imputed interest	(8,474,940)	(6,462,880)
Total obligation	14,959,869	15,966,035
Less: current portion	(764,267)	(1,518,842)
Non-current financing leases obligations	$14,195,602	$14,447,193

Finance Leases
As of June 30, 2023, all finance leases in the table above were related to property and equipment. Depreciation expense associated with the finance leases within property and equipment, net was $625,908 and $625,908 for the six months ended June 30, 2023 and 2022, respectively. Of this amount $89,006 and $0 is recorded within cost of revenues with the remainder recorded in general & administrative expenses on the consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively. Interest expense on finance leases for the six months ended June 30, 2023, and 2022 was $607,895 and $633,610, respectively, and is recorded in interest expense on the consolidated statements of operations. At June 30, 2023, the weighted average remaining lease terms were 11.5 years, and the weighted average discount rate was 8.01%.

Operating Leases
The table below presents the operating lease related assets and liabilities recorded on the Company’s consolidated balance sheets as of June 30, 2023, and December 31, 2022:

		June 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right of use assets	$15,704,511	$16,407,566
Total lease assets		$15,704,511	$16,407,566

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$1,518,842	$1,318,885
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	14,447,193	15,262,494
Total lease liability		$15,966,035	$16,581,379

The lease expense for the six months ended June 30, 2023 and 2022, were $1,292,535 and $253,121, respectively. Of this amount $372,352 and $0 were recorded within cost of revenues with the remainder recorded in general and administrative expense on the consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively. The cash paid under operating leases during the six months ended June 30, 2023 and 2022, were $789,282 and $251,398, respectively. At June 30, 2023, the weighted average remaining lease terms were 11.5 years, and the weighted average discount rate was 6.01%.

Note 4 – Debt

The outstanding balances for the loans as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Lines of credit, current portion	$8,699,609	$7,426,814
Equipment loans, current portion	76,072	68,410
Related party term notes, current portion	555,000	—
Term notes, current portion	6,094,400	3,132,726
Total current	15,425,081	10,627,950
Lines of credit, net of current portion	4,058,411	7,215,520
Long-term portion of equipment loans and term notes	2,144,048	4,266,350
Total notes payable and lines of credit	$21,627,540	$22,109,820

Future scheduled maturities of outstanding debt are as follows:

Twelve Months Ending June 30,
2024	$15,425,081
2025	1,743,815
2026	669,034
2027	123,428
2028	3,594,396
Thereafter	71,786
Total	$21,627,540

In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable. As of June 30, 2023 and 2022, the note had a balance of $2.9 million, and accrued interest and late fees of $2.0 million, which are reflective in current liabilities. The default rate was 10% and the daily late charge was $575. On July 31, 2023, the Company and Mr. Martin agreed to a settlement agreement to resolve litigation surrounding this matter (See a description of the Company’s ongoing legal proceedings relating to this transaction in Note 8, Commitments and Contingencies, below).

During May 2023, the Company issued a $0.2 million nine-month note payable to an outside investor with an annual interest rate of 15%, with the proceeds to be used for general corporate purposes.

In June 2023, Morris entered into a Forbearance agreement with its banking partner that extended the maturity of the line of credit to July 21, 2023 from May 31, 2023. In July 2023, Morris entered into an Amended Forbearance agreement extending the forbearance period until August 31, 2023.

In June 2023, Quality Circuit Assembly entered into the third amendment on its loan and security agreement that increased the maximum limit to $7 million from $5 million.

During 2023, the Company had four revolving lines of credit in the aggregate of $35.0 million, including one capital expenditures line of credit of $0.5 million. The revolving lines of credit used as of June 30, 2023, totaled $12.8 million with interest rates ranging from WSJ prime plus 2.50% - 4.25% and terms ranging from one to five years. Accounts receivable, inventory, and property and equipment are pledged as collateral on the various lines of credit. As of June 30, 2023, the Company had $4.4 million in additional funds available to borrow. The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. As of the date of this Report, the Company was in technical non-compliance with these covenants. However, the Company received waivers from the banking institutions regarding these failed covenants. As such, the Company was in compliance with the covenants as of the date of this report.

Note 5 - Convertible Debt

In May 2023, the Company issued a one-year $0.4 million convertible note payable to an outside investor with an annual interest rate of 12% with the proceeds to be used for general corporate purposes. In connection with this convertible note payable, the Company issued 13,750 restricted shares of Class A Common Stock to the investor as additional consideration for the purchase of the note and 196,250 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note. The convertible note was issued with an original issue discount of $24,500. The fair value of the shares issued was determined based on the closing stock price on the date of issuance and after allocating the proceeds was $243,529, which was recorded as debt issuance cost. The carrying value of the note as of June 30, 2023 was $185,476 and is recorded as convertible debt on the consolidated balance sheet.

In June 2023, the Company issued a one-year $1.7 million convertible note payable to an outside investor with an annual interest rate of 12% with the proceeds to be used for general corporate purposes. In connection with this convertible note payable, the Company issued 67,400 restricted shares of Class A Common Stock to the investor as additional consideration for the purchase of the note and 1,200,000 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note. The convertible note was issued with an original issue discount of $242,120. The fair value of the shares issued was determined based on the closing stock price on the date of issuance and after allocating the proceeds was $757,280, which was recorded as debt issuance cost. Further, the Company issued

200,000 warrants to purchase common stock to the investor and 3,579 warrants as a finders fee. The Company calculated the fair value of the warrants using a Black-Scholes option pricing model (Note 6) to be $378,000 and $6,764, respectively, which was recorded as a debt issuance cost. As the warrants have a change of control redemption feature, the warrants are classified as a liability within accrued expenses on the consolidated balance sheet. The carrying value of the note as of June 30, 2023 was $285,836 and is recorded as convertible debt on the consolidated balance sheet.

All convertible debt is classified as a current liability on the balance sheet and matures within the next twelve months.

Note 6 – Stockholders' Equity

On May 12, 2023, a Certificate of Amendment was filed to effect a one-for-eight (1-for-8) reverse split (the “Reverse Split”) of the shares of the Company’s the Class A, Class B, and Class C Common Stock, and to decrease the number of shares of Class A Common Stock from 295,000,000 shares to 200,000,000 shares (the “Class A Common Stock Decrease”). The Reverse Split and the Class A Common Stock Decrease became effective on May 12, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding Class A Common Stock automatically converted into one share of Class A Common Stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “ALPP,” when the market opened on May 15, 2023. Additionally, every eight shares of the Company’s issued and outstanding Class B Common Stock automatically converted into one share of Class B Common Stock, without any change in the par value per share, and every eight shares of the Company’s issued and outstanding Class C Common Stock automatically converted into one share of Class C Common Stock, without any change in the par value per share. The Reverse Split affected all holders of Class A, Class B, and Class C Common Stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 180,037,350 shares of Class A Common Stock were issued and outstanding immediately prior to the Reverse Split, and approximately 22,504,669 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of Class A Common Stock subject to such options or warrants and the exercise prices thereof. The impact of this change in capital structure has been retrospectively applied to all periods presented herein.

Common Stock and Series B Preferred Stock
The Company had the following transactions in its common stock during the six months ended June 30, 2023:
•In April 2023, a shareholder converted 162,500 shares of Class B common stock into 162,500 shares of Class A common stock.
•In May 2023, the Company issued 13,750 restricted shares of Class A Common Stock as additional consideration for the purchase of the convertible note and 196,250 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note.
•In June 2023, the Company issued 67,400 restricted shares of Class A Common Stock as additional consideration for the purchase of the convertible note and 1,200,000 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note.

Series B Preferred Stock
During April 2023, a shareholder converted 1 share of Series B preferred stock into 1 share of Class A common stock.

Stock Options
The following summarizes the stock option activity for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	386,751	$4.39	7.94	$463,495
Granted	—	—
Forfeited	(16,844)	6.16
Exercised	—	—
Outstanding at June 30, 2023	369,907	$4.31	7.38	$193,492

Exercisable at June 30, 2023	159,001	$1.85	5.46	$193,492

The following table summarizes information about options outstanding and exercisable as of June 30, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	111,438	5.01	$0.40	111,438	$0.40
0.80	10,625	4.78	0.80	10,625	0.80
6.16	234,340	8.84	6.16	23,434	6.16
7.20	13,504	3.77	7.20	13,504	7.20
	369,907			159,001

During the six months ended June 30, 2023 and 2022, stock option expense amounted to $0.3 million and $0.5 million, respectively. Unrecognized stock option expense as of June 30, 2023, amounted to $0.8 million, which will be recognized over a period extending through April 2025.

Warrants
The following summarizes the warrants activity for the six months ended June 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,321,411	$11.78	4.31	$—
Granted	203,579	3.51	5.00
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2023	2,524,990	$11.12	3.87	$—

Exercisable at June 30, 2023	2,524,990	$11.12	3.87	$—

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2023:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$52.80	52,084	1.64	$52.80	52,084	$52.80
20.16	49,604	1.45	20.16	49,604	20.16
24.80	535,716	3.41	24.80	535,716	24.80
24.64	53,572	3.40	24.64	53,572	24.64
5.52	1,630,435	4.04	5.52	1,630,435	5.52
3.50	200,000	5.00	3.50	200,000	3.50
4.20	3,579	5.00	4.20	3,579	4.20
	2,524,990			2,524,990

During the six months ended June 30, 2023, the Company issued 200,000 and 3,579 warrants to two holders in connection with the issuance of a convertible note payable. The warrants have an exercise price of $3.50 and $4.20, respectively, were exercisable as of June 29, 2023 and expire on June 29, 2028. The fair value of the 200,000 and 3,579 warrants issued is $378,000 and $6,764, respectively, and was determined using the Black-Scholes option pricing model. The fair value of the warrants was determined using the following assumptions:

Stock price	$1.89
Risk-free interest rate	4.50%
Expected life of the warrants	2.5
Expected volatility	1242%
Expected dividend yield	0%

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

The operating segments and their business activity are as follows:

•A4 Construction Services - MSM provides commercial construction services primarily as a sheet metal contractor.
•A4 Construction Services - Excel provides commercial construction services primarily as a sheet metal contractor.
•A4 Manufacturing - QCA is a contract manufacturer within the technology industry.
•A4 Manufacturing - Alt Labs is a contract manufacturer within the dietary & nutraceutical supplements industry.
•A4 Defense - TDI does contracting for the US Government particularly for the US Defense Department and US Department of State.
•A4 Technologies - RCA is a business-to-business ("B2B") commercial electronics manufacturer.
•A4 Technologies - Elecjet is a battery research and development company.
•A4 Aerospace - Vayu is a drone aircraft manufacturer.
•A4 All Other includes the QCA-C, IDT, GAC, and Corporate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
A4 Construction Services - MSM	$3,550,392	$5,326,296	$7,363,532	$9,093,686
A4 Construction Services - Excel	110,494	342,963	443,358	631,777
A4 Manufacturing - QCA	5,319,687	4,241,382	9,511,330	8,560,242
A4 Manufacturing - Alt Labs	6,787,129	2,958,885	11,014,043	6,783,023
A4 Defense - TDI	2,413,363	2,472,207	5,383,450	5,160,188
A4 Technologies - RCA	8,538,620	8,910,276	15,992,043	18,147,535
A4 Technologies - Elecjet	121,845	345,382	224,340	902,111
A4 Aerospace - Vayu	4,171	—	4,171	25,000
All Other	1,176,325	673,735	2,447,472	1,559,718
	$28,022,026	$25,271,126	$52,383,739	$50,863,280
Gross profit (loss)
A4 Construction Services - MSM	$549,807	$191,788	$781,695	$655,594
A4 Construction Services - Excel	(373,950)	(26,468)	(523,958)	(125,442)
A4 Manufacturing - QCA	1,786,189	1,149,049	2,683,904	2,176,233
A4 Manufacturing - Alt Labs	1,778,676	857,997	2,727,428	1,759,476
A4 Defense - TDI	944,550	1,285,732	1,561,132	2,128,921
A4 Technologies - RCA	2,752,026	2,159,923	5,126,204	4,344,251
A4 Technologies - Elecjet	(53,000)	249,297	(126,809)	187,268
A4 Aerospace - Vayu	4,116	—	1,706	25,000
All Other	398,676	293,225	772,244	646,699
	$7,787,090	$6,160,543	$13,003,546	$11,798,000
Income (loss) from operations
A4 Construction Services - MSM	$(150,608)	$(152,882)	$(555,021)	$(468,580)
A4 Construction Services - Excel	(578,989)	(238,956)	(1,011,070)	(558,946)
A4 Manufacturing - QCA	446,516	270,804	465,613	685,252

A4 Manufacturing - Alt Labs	181,351	5,190,788	(377,774)	4,203,305
A4 Defense - TDI	829,235	783,704	1,010,769	1,206,844
A4 Technologies - RCA	944,686	193,377	1,420,550	759,667
A4 Technologies - Elecjet	(222,275)	(268,554)	(467,696)	(572,900)
A4 Aerospace - Vayu	(1,380,016)	(819,431)	(2,200,983)	(1,626,328)
All Other	(3,788,794)	(2,587,090)	(7,143,755)	(5,012,709)
	$(3,718,894)	$2,371,760	$(8,859,367)	$(1,384,395)
Depreciation and amortization
A4 Construction Services - MSM	$178,665	$171,342	$352,963	$337,746
A4 Construction Services - Excel	67,524	132,917	135,049	132,917
A4 Manufacturing - QCA	113,673	108,304	230,552	208,783
A4 Manufacturing - Alt Labs	225,654	253,948	434,208	560,983
A4 Defense - TDI	72,433	72,090	144,866	144,180
A4 Technologies - RCA	244,805	170,053	489,609	340,099
A4 Technologies - Elecjet	105,668	103,633	211,334	205,133
A4 Aerospace - Vayu	259,679	259,225	518,590	533,894
All Other	317,255	277,280	595,968	554,721
	$1,585,356	$1,548,792	$3,113,139	$3,018,456
Interest expense
A4 Construction Services - MSM	$98,163	$124,220	$211,873	$227,245
A4 Construction Services - Excel	60,196	61,643	120,766	123,628
A4 Manufacturing - QCA	171,005	87,601	334,650	123,890
A4 Manufacturing - Alt Labs	84,979	94,561	149,659	151,677
A4 Defense - TDI	16,598	—	33,945	—
A4 Technologies - RCA	71,896	60,431	157,852	115,248
A4 Technologies - Elecjet	—	—	—	—
A4 Aerospace - Vayu	5,414	—	11,372	—
All Other	600,494	534,018	1,087,498	829,747
	$1,108,745	$962,474	$2,107,615	$1,571,435
Net income (loss)
A4 Construction Services - MSM	$(248,771)	$(276,934)	$(729,371)	$(639,301)
A4 Construction Services - Excel	(639,185)	(300,599)	(1,131,836)	(682,574)
A4 Manufacturing - QCA	275,944	161,763	131,757	535,630
A4 Manufacturing - Alt Labs	178,697	5,298,191	(480,059)	4,186,729
A4 Defense - TDI	837,719	783,704	1,001,906	1,206,844
A4 Technologies - RCA	872,790	132,946	1,262,698	644,419
A4 Technologies - Elecjet	(222,275)	(272,099)	(467,696)	(576,445)
A4 Aerospace - Vayu	(1,414,806)	(819,431)	(2,241,731)	(1,626,328)
All Other	(4,191,979)	(3,167,735)	(7,666,677)	(5,508,728)
	$(4,551,866)	$1,539,806	$(10,321,009)	$(2,459,754)

The Company’s reportable segments as of June 30, 2023, and December 31, 2022, were as follows:

	As of June 30, 2023	As of December 31, 2022
Total assets
A4 Construction Services - MSM	$10,675,363	$11,309,049
A4 Construction Services - Excel	3,334,543	3,359,818
A4 Manufacturing - QCA	20,550,261	20,988,492
A4 Manufacturing - Alt Labs	28,335,277	26,636,905
A4 Defense - TDI	13,663,378	13,497,381
A4 Technologies - RCA	24,753,925	27,191,977
A4 Technologies - Elecjet	12,787,943	12,897,440
A4 Aerospace - Vayu	12,890,586	14,632,530
All Other	15,619,649	15,118,622
	$142,610,925	$145,632,214
Goodwill
A4 Construction Services - MSM	$113,592	$113,592
A4 Construction Services - Excel	—	—
A4 Manufacturing - QCA	1,963,761	1,963,761
A4 Manufacturing - Alt Labs	4,410,564	4,410,564
A4 Defense - TDI	6,426,786	6,426,786
A4 Technologies - RCA	1,355,728	1,355,728
A4 Technologies - Elecjet	6,496,343	6,496,343
A4 Aerospace - Vayu	—	—
All Other	1,913,310	1,913,310
	$22,680,084	$22,680,084
Accounts receivable, net
A4 Construction Services - MSM	$4,373,429	$5,188,521
A4 Construction Services - Excel	386,429	288,243
A4 Manufacturing - QCA	2,768,483	3,867,141
A4 Manufacturing - Alt Labs	2,458,636	1,833,502
A4 Defense - TDI	2,207,665	1,905,314
A4 Technologies - RCA	3,669,480	3,232,559
A4 Technologies - Elecjet	6,302	12,888
A4 Aerospace - Vayu	—	—
All Other	758,324	811,776
	$16,628,748	$17,139,944

Note 8 – Commitments and Contingencies

Licensing Agreement
DTI has entered into licensing agreements with RCA Trademark Management for the licensing rights to the respective trademarks in the United States of America and Canada. The RCA licensing agreement was amended with Technicolor, S.A., as licensor, and expires December 31, 2027 except for the agreement relating to Computer Monitors and Outdoor Televisions which expires on December 31, 2025. DTI agreed to pay a royalty fee of 2.50% - 3.50% on net sales based on product type with a total minimum annual payment of $550,000 for the year ended 2023, $600,000 for the year ended 2024, $620,000 for the year ended 2025, $660,000 for the year ended 2026, and $700,000 for the year ended 2027.

Warranty Service Agreement
DTI entered into a warranty service agreement to provide certain warranty services for a lighting supplier through December 31, 2024, except for one class of customer, for whom services will be provided through 2030. In exchange for these services, DTI expects to receive $66,626 and $59,964 during the years ended December 31, 2023 and 2024, respectively.

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

Alan Martin Lawsuit
In August 2020, in a matter relating to our former subsidiary Horizon Well Testing, LLC (“Horizon”), the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon dba Venture West Energy Services, LLC (“VWES”). The Company brought suit seeking to avoid the claimed liability due from the Company to Alan Martin, for the Company’s 2017 purchase of Mr. Martin’s business, Horizon. On summary judgment, the court found that the Company’s claim was barred by a time-limiting clause for indemnification claims. The Company disagreed with the court’s ruling and planned to appeal. Mr. Martin filed a counterclaim in which he claimed that he remains unpaid on the promissory note, as modified, under which the Company purchased Horizon. The note balance alleged to have a principal sum due of $3.3 million, plus interest at 8% accruing from 2019 to present, plus late fees accruing at $575 per day. After confidential mediation before Hon. Eileen Willett, United States Magistrate Judge for the United States District Court for the District of Arizona, the parties settled their dispute on acceptable terms. The Company and Mr. Martin agreed to a settlement agreement whereby Mr. Martin will receive the following: $100,000 payable on or before August 3, 2023; 250,000 shares issued immediately; $2,000,000 payable on or before October 31, 2023 and a $1,800,000 note payable with monthly payments of $75,000 beginning on December 1, 2023 with a final payment of $900,000 payable on or before December 1, 2024. The $100,000 payment and the 250,000 shares have been paid and issued by the Company.

Robert Porter Lawsuit
In August 2021, in a matter relating to Horizon, Robert Porter filed a lawsuit in the District Court of Oklahoma County, State of Oklahoma (CJ-2021-3421), alleging unjust enrichment and breach of contract with respect to shares of Company that Mr. Porter claims were owed to him pursuant to his employment contract with the Company as President of Horizon. In October 2021, the Company filed its answer denying such claims. In October 2021, the Company also filed counterclaims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this is a frivolous lawsuit and as such, no accrual has been recorded as of June 30, 2023, and December 31, 2022.

VWES Lawsuit
In October 2021, in a matter relating to Horizon, the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and breach of contract with respect to their employment contracts with Horizon. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 4,688 shares of Class A common stock, and subsequently Mr. Morse’s case has been dismissed. Subsequently, Mr. Hobbs and Mr. Karraker have also expressed interest in settling claims on similar terms, and negotiations were ongoing as of the date of this report. As no formal settlement offer has been extended, no accrual has been recorded as of June 30, 2023, and December 31, 2022.

Gatehouse Lawsuit

In June 2022, in a matter relating to the Company’s subsidiaries, DTI Services Limited Liability Company and Direct Tech Sales, LLC (doing business as RCA, the Company received a complaint filed in the Superior Court of Marion County State of Indiana (CAUSE NO. 49D01-2203-PL-006662) by Gatehouse, LLC (“Gatehouse”), a supplier of PPP gloves for resale by RCA, seeking payment of $213,000 for supplied goods that RCA has good reason to believe are counterfeit, and thus unsalable. RCA has answered the complaint and asserted counterclaims of fraud and breach of contract. After a long delay in prosecution of the case by Gatehouse, motion practice has begun in this matter. However no scheduling, hearings, or trial date had been set as of the date of this report.

Mark Bell Lawsuit
In November 2022, the Company, and its subsidiaries Excel and A4 Construction, received a complaint filed by Mark Bell in the district court of Idaho (CV42-22-4066) with regard to the Company’s February 2020 purchase of Excel Fabrication LLC (“Excel”) from Mr. Bell. The matter relates to the lack of payment on a $2.3 million seller note comprising part of the purchase consideration. In December 2022 the Company counter-sued Mr. Bell for breach of contract, fraud, and misrepresentation in the February 2020 sale of Excel to the Company. The case is set for trial in June of 2024.

Starr Corporation Arbitration
In December 2022, the Company’s subsidiary Excel received a demand for binding arbitration (AAA Case No. 01-22-0004-9935) by Starr Corporation of Idaho (“Starr Corporation”), a contractor for whom Excel was performing as sub-contractor. Excel stopped its work for Starr Corporation' pursuant to its claimed contract right of termination based on Starr Corporation’s failure to make payment within the contracted period for work satisfactorily performed. Starr Corporation claims that Excel’s termination was wrongful, and seeks approximately $0.5 million, reflecting its costs in having to complete work that was called for under the contract. Excel is seeking a determination that its termination was rightful under the terms of the contract, and in addition seeks payment on its unpaid billing submittals and additional costs. Arbitration hearings are scheduled to commence in April 2024. As no formal settlement offer has been extended, no accrual has been recorded as of June 30, 2023, and December 31, 2022.

State University of New York at Stonybrook Lawsuit
In February 2023, the Company was apprised that a complaint was brought in the State of New York against Vayu in 2019 (prior to the Company’s ownership of Vayu) seeking a refund for two returned airframes. The case had originally been dismissed for lack of jurisdiction but was revived by virtue of New York’s highest court ruling (State of New York v Vayu, APL-2021-00148) that the State’s long arm statute applied to the 2016 transaction between Vayu and the State University of New York at Stonybrook. Total damages sought by the State of New York are less than $100,000, including interest and costs. In light of the decision by the Court of Appeals to return the case to the trial courts for adjudication, and as of the date of this report the Company and the State of New York have begun informal settlement discussions including the possibility of the State providing information useful to the Company should it wish to subsequently seek redress from the previous owners of Vayu.

Kevin Thomas Lawsuit
In May 2023, Kevin Thomas, who sold Alternative Laboratories, LLC to the Company in May of 2021, sued the Company, and its subsidiaries Alt Labs and A4 Manufacturing, in the State circuit court for Collier County Florida (Case Number 23-CA-1981), alleging that the Company failed to deliver shares of the Company as promised by the terms of the purchase agreement. Additionally Mr. Thomas claimed that an amount of $610,000 in Employee Retention Credits was received by the Company and that portion representing the credit attributed to the first and second quarters of 2021 (prior to the May 4th, 2021 date of sale), should be remitted to him rather than retained by the Company. The Company believes that Mr. Thomas’ complaint is wholly without merit, and as of the date of this report, the Company was in the process of answering the complaint and considering possible motions and counterclaims.

Note 9 – Subsequent Events

In July 2023, Vayu received its first purchase order from All American Contracting for ten G1 MKIII Fixed Wing unmanned aerial vehicles ("UAVs") for $5.25 million with delivery expected to occur in Q4 2023 or Q1 2024. The purchase order requires a 10% down payment, with final payment to be sent prior to taking delivery.

In July 2023, Morris entered into an Amended Forbearance agreement extending the forbearance period until August 31, 2023.

On July 31, 2023, the Company and Mr. Martin agreed to a settlement agreement whereby Mr. Martin will receive the following: $100,000 payable on or before August 3, 2023; 250,000 shares issued immediately; $2,000,000 payable on or before October 31, 2023 and a $1,800,000 note payable with monthly payments of $75,000 beginning on December 1,

2023 with a final payment of $900,000 payable on or before December 1, 2024. The $100,000 payment and the 250,000 shares have been paid and issued by the Company.

On August 4, 2023, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC") relating to a proposed offering of our Class A common stock. The number of shares of Class A common stock to be offered and the price for the proposed offering will be determined at the time of pricing and may be at a discount to the then current market price. The offering is subject to market conditions, and the proceeds will be utilized for general corporate purposes, working capital, research and development, and repayment of certain outstanding debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the six months ended June 30, 2023, included under Item 1 – Financial Statements in this Quarterly Report, and our audited Financial Statements and notes thereto for the year ended December 31, 2022, contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

As of the date of this Report, the Company was a holding company that wholly owned, directly or indirectly, twelve companies:
–A4 Corporate Services, LLC;
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

Results of Operations

Three months ended June 30, 2023, compared to three months ended June 30, 2022
The following are the results of our operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

	Three Months Ended June 30,
	2023	2022	$ Change
Revenue	$28,022,026	$25,271,126	$2,750,900
Cost of revenue	20,234,936	19,110,583	1,124,353
Gross profit	7,787,090	6,160,543	1,626,547

Operating expenses:
General and administrative expenses	9,893,454	9,216,398	677,056
Research and development	1,612,530	394,835	1,217,695
Gain on sale of property	—	(5,822,450)	5,822,450
Total operating expenses	11,505,984	3,788,783	7,717,201
Income (loss) from operations	(3,718,894)	2,371,760	(6,090,654)

Other income (expenses)
Interest expense	(1,108,745)	(962,474)	(146,271)
Other income	15,906	258,660	(242,754)
Total other expense	(1,092,839)	(703,814)	(389,025)

Income (loss) before income tax	(4,811,733)	1,667,946	(6,479,679)

Income tax expense (benefit)	(259,867)	128,140	(388,007)

Net income (loss)	$(4,551,866)	$1,539,806	$(6,091,672)

Revenue
Revenues were $28,022,026 for the three months ended June 30, 2023, an increase of $2,750,900 compared to revenue of $25,271,126 for the three months ended June 30, 2022. The increase is due to a $3,828,244 increase for Alt Labs and a $1,078,305 increase for QCA due to organic growth, offset by a $1,775,904 decrease for MSM as MSM focuses on better bid pricing to improve their gross margin.

Cost of revenue
Cost of revenue was $20,234,936 for the three months ended June 30, 2023, an increase of $1,124,353 compared to cost of revenue of $19,110,583 for the three months ended June 30, 2022. The increase is driven by the increase in revenue offset by improvements in our gross profit margin (27.8% vs. 24.4%) as all subsidiaries focus on better order and project pricing along with planned economies of scale begin to take effect.

Operating expenses
Operating expenses were $11,505,984 for the three months ended June 30, 2023, an increase of $7,717,201 compared to operating expenses of $3,788,783 for the three months ended June 30, 2022. The increase is primarily driven by an increase of $936,598 in professional fees associated with our quarterly and annual filings, a $5,822,450 gain on sale of property in 2022 that did not reoccur in 2023, and an increase an R&D expense of $404,356 at Vayu related to its drone program.

Other expenses
Other expense was $1,092,839 for the three months ended June 30, 2023, an increase of $389,025 compared to other expense of $703,814 for the three months ended June 30, 2022. The increase is driven by higher interest expense on the new debt along with the continued higher interest rate environment for our variable rate debt.

Six months ended June 30, 2023, compared to six months ended June 30, 2022
The following are the results of our operations for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	$ Change
Revenue	$52,383,739	$50,863,280	$1,520,459
Cost of revenue	39,380,193	39,065,280	314,913
Gross profit	13,003,546	11,798,000	1,205,546

Operating expenses:
General and administrative expenses	20,136,477	18,418,080	1,718,397
Research and development	1,726,436	586,765	1,139,671
Gain on sale of property	—	(5,822,450)	5,822,450
Total operating expenses	21,862,913	13,182,395	8,680,518
Loss from operations	(8,859,367)	(1,384,395)	(7,474,972)

Other income (expenses)
Interest expense	(2,107,615)	(1,571,435)	(536,180)
Other income	59,106	291,379	(232,273)
Total other expense	(2,048,509)	(1,280,056)	(768,453)

Loss before income tax	(10,907,876)	(2,664,451)	(8,243,425)

Income tax benefit	(586,867)	(204,697)	(382,170)

Net loss	$(10,321,009)	$(2,459,754)	$(7,861,255)

Revenue
Revenues were $52,383,739 for the six months ended June 30, 2023, an increase of $1,520,459 compared to revenues of $50,863,280 for the six months ended June 30, 2022. The is primarily driven by an increase of $4,231,020 for Alt Labs and $951,088 for QCA due to organic growth, offset by decreases in revenue of $2,155,492 for RCA and $1,730,154 for MSM as both companies focus on improving their gross margin.

Cost of revenue
Cost of revenue was $39,380,193 for the six months ended June 30, 2023, an increase of $314,913 compared to cost of revenue of $39,065,280 for the six months ended June 30, 2022. The increase is primarily driven by the increase in revenue offset by improvements in our gross profit margin (24.8% vs 23.2%) as all subsidiaries focus on better order and project pricing along with planned economies of scale begin to take effect.

Operating expenses
Operating expenses were $21,862,913 for the six months ended June 30, 2023, an increase of $8,680,518 compared to operating expenses of $13,182,395 for the six months ended June 30, 2022. The increase is primarily driven by an increase of $1,560,564 in professional fees incurred as a result of services performed related to the 2021 restated financial statements and quarterly and annual filings, a $5,822,450 gain on sale of property in 2022 that did not reoccur in 2023, and an increase an R&D expense of $404,356 at Vayu related to its drone program.

Other income (expenses)
Other expenses were $2,048,509 for the six months ended June 30, 2023, an increase of $768,453 compared to other expenses of $1,280,056 for the six months ended June 30, 2022. The increase is primarily driven by higher interest expense on the new debt along with the continued higher interest rate environment for our variable rate debt.

Liquidity and Capital Resources

We have financed our operations since inception from existing revenue, the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by selling shares of our common stock and/or debt instruments.

As of June 30, 2023, the Company had bank lines of credit totaling $35.0 million. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management. The Company also may elect to seek additional bank financing, engage in debt financing through a placement agent, or sell shares of its common stock in public or private offering transactions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Management believes that there have been no changes in our critical accounting policies during the six months ended June 30, 2023.

For a summary of our significant accounting policies, refer to Note 3 of our consolidated financial statements included under Item 8 – Financial Statements in our Annual Report on Form 10-K filed with the SEC on May 5, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting
As discussed in more detail below, there are material weaknesses in disclosure controls and procedures as well as a material weakness in internal control over financial reporting. Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that would have remediated these material weaknesses. However, the Company has made significant efforts to remedy this in 2023 through additional hiring of Corporate staff.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in the Annual Report on From 10-K for the year ended December 31, 2022, as of the date of this report, there remained a material weakness around inadequate segregation of duties from a lack of accounting personnel and inherent system limitations of the current ERP system. Further, Management identified seven material weakness in the areas of business combinations, income taxes, preferred stock, equity, acquired intangible assets, impairment of goodwill and intangibles, and financial reporting. Other deficiencies aggregated to two material weakness in accounting for non-routine transactions and accounting for routine transactions. All the material weaknesses above related to not having appropriate accounting expertise to evaluate and account for transactions in the above areas. These material weaknesses had not been remediated as of June 30, 2023. The Company is committed to remediating its material weakness as promptly as possible.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our disclosures in the "Risk Factors" section of the Registration Statement on Form S-1, filed on August 4, 2023, includes a detailed discussion of the material risks facing the Company and its operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances in 2023

•In January 2023, certain shareholders converted 1,428 shares of Class C common stock into 1,428 shares of Class A common stock.
•In April 2023, a shareholder converted 162,500 shares of Class B common stock and 1 share of Series B preferred stock into 1,300,001 shares of Class A common stock.
•In May 2023, the Company issued 13,750 restricted shares of Class A Common Stock as additional consideration for the purchase of the convertible note and 196,250 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note.
•In June 2023, the Company issued 67,400 restricted shares of Class A Common Stock as additional consideration for the purchase of the convertible note and 1,200,000 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note.

The shares of Class A common stock referenced above were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company's equity securities were made by the Company or any affiliated purchasers during the six months ended June 30, 2023.

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

3.10	Certificate of Amendment to Certificate of Incorporation filed May 12, 2023 (incorporated by reference to Exhibit 3.1 to Alpine 4’s Current Report on Form 8-K filed May 12, 2023).

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 3.4 to Alpine 4’s Current Report on Form 8-K filed February 12, 2021).

4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to Alpine 4’s Current Report on Form 8-K filed November 24, 2021).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to Alpine 4’s Current Report on Form 8-K filed November 24, 2021).

4.4	Mast Hill Fund, L.P. Warrant (incorporated by reference to Exhibit 4.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

4.5	JH Darbie Finder Warrant (incorporated by reference to Exhibit 4.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

4.6	Armistice Capital Master Fund, Ltd. Warrant - July 2022 (incorporated by reference to Exhibit 4.1 to Alpine 4’s Current Report on Form 8-K filed on July 13, 2022).

4.7	Armistice Capital Master Fund, Ltd. Warrant - November 2021 (incorporated by reference to Exhibit 4.2 to Alpine 4’s Current Report on Form 8-K filed on November 24, 2021).

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

10.28	Membership Interest Purchase Agreement for Alt Labs Transaction, dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed May 10, 2021)

10.29	Membership Interest Purchase Agreement for RCA Transaction (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed December 15, 2021)

10.30	Class A Common Stock Sales Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed March 9, 2022)

10.31	Unmanned Aerial Vehicles Supply Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed October 28, 2022)

10.32	Mast Hill Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.33	Mast Hill Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.34	Mast Hill Senior Promissory Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.35	Mast Hill Finder Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.36	Kent Wilson Employment Agreement (February 2021) (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.37	Kent Wilson Employment Agreement Amendment (November 2021) (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.38	Jeffrey Hail Employment Agreement (February 2021) (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.39	Alan Martin Settlement Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.40	Ian Kantrowitz Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.41	Ian Kantrowitz Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.42	Christoph Jeunot Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.43	Christoph Jeunot Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.44	Shannon Rigney Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.45	Shannon Rigney Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.46	Jeffrey Hail Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.47	Jeffrey Hail Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.48	Edmond Lew Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.49	Edmond Lew Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.50	Gabriel Garcia Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.51	Gabriel Garcia Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.52	Jeffrey Hail Original Note 2 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.53	Jeffrey Hail Extension Renewal Note 2 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.54	Kent Wilson Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.55	Kent Wilson Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*
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

Dated: August 11, 2023

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer
(Principal Financial Officer)