Form 10-Q
period 2023-09-30
ALPINE 4 HOLDINGS, INC.
filed 2024-06-06
CIK 1606698

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 4, 2024, the issuer had 24,650,957 shares of its Class A common stock issued and outstanding, 906,012 shares of its Class B common stock issued and outstanding and 1,498,539 shares of its Class C common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, our ability to obtain products from the respective manufacturers; actions governments, businesses, and individuals take in response to the pandemic, the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report for the year ended December 31, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,925,015	$2,673,541
Accounts receivable, net	16,068,693	17,139,944
Inventory	22,234,478	25,258,369
Contract assets	1,647,435	1,402,788
Prepaid expenses and other current assets	1,969,978	2,428,223
Total current assets	44,845,599	48,902,865

Property and equipment, net	20,155,368	19,503,485
Intangible assets, net	15,478,610	36,282,609
Right of use (ROU) assets, net	15,289,327	16,407,566
Goodwill	7,782,514	22,680,084
Other non-current assets	948,788	1,855,605
TOTAL ASSETS	$104,500,206	$145,632,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,249,084	$8,608,554
Accrued expenses	7,318,063	6,749,890
Contract liabilities	5,420,178	5,284,285
Lines of credit, current portion	11,077,614	7,426,814
Notes payable, current portion	5,983,275	3,201,136
Notes payable, related party	638,250	—
Convertible note payable	995,528	—
Financing lease obligation, current portion	800,610	725,302
Operating lease obligation, current portion	1,555,872	1,318,885
Total current liabilities	52,038,474	33,314,866

Notes payable, non-current portion	3,104,267	4,266,350
Lines of credit, non-current portion	442,962	7,215,520
Financing lease obligations, non-current portion	14,020,830	14,592,813
Operating lease obligations, non-current portion	14,049,037	15,262,494
Deferred tax liability	257,805	988,150
TOTAL LIABILITIES	83,913,375	75,640,193

Commitments and Contingencies (Note 10)
STOCKHOLDERS' EQUITY(1):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized	—	—
Series B preferred stock; $1.00 stated value; 100 shares authorized, 3 and 5 shares issued and outstanding at September 30, 2023, and December 31, 2022	3	5
Class A Common stock, $0.0001 par value, 200,000,000 shares authorized, 24,331,406 and 22,303,333 shares issued and outstanding at September 30, 2023, and December 31, 2022	2,432	2,230
Class B Common stock, $0.0001 par value, 10,000,000 shares authorized, 906,012 and 1,068,512 shares issued and outstanding at September 30, 2023, and December 31, 2022	91	107
Class C Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,501,840 and 1,529,888 shares issued and outstanding at September 30, 2023, and December 31, 2022	151	153
Additional paid-in capital	143,595,686	141,723,921
Accumulated deficit	(122,773,253)	(71,734,395)
Total stockholders' equity	20,825,110	69,992,021
Non-controlling interest	(238,279)	—
Total equity	20,586,831	69,992,021
TOTAL LIABILITIES AND EQUITY	$104,500,206	$145,632,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 7, Stockholders' Equity for details.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues, net	$25,600,804	$27,486,415	$77,984,543	$78,349,695
Cost of revenues	22,237,697	21,894,759	61,617,890	62,277,188
Gross profit	3,363,107	5,591,656	16,366,653	16,072,507

Operating expenses:
General and administrative expenses	8,974,652	9,584,035	29,111,129	26,648,323
Research and development	1,412,219	26,602	3,138,655	707,281
Gain on sale of property	—	(115,700)	—	(5,938,150)
Goodwill impairment losses	14,897,570	—	14,897,570	—
Intangible asset impairment losses	18,407,843	—	18,407,843	—
Total operating expenses	43,692,284	9,494,937	65,555,197	21,417,454
Loss from operations	(40,329,177)	(3,903,281)	(49,188,544)	(5,344,947)

Other income (expenses)
Interest expense	(1,196,297)	(1,051,239)	(3,303,912)	(2,636,955)
Gain on debt extinguishment	490,312	—	490,312	—
Other income (expense)	(36,510)	(6,126)	22,596	356,805
Total other income (expenses)	(742,495)	(1,057,365)	(2,791,004)	(2,280,150)

Loss before income tax	(41,071,672)	(4,960,646)	(51,979,548)	(7,625,097)

Income tax benefit	(115,544)	(196,276)	(702,411)	(400,973)

Net loss	$(40,956,128)	$(4,764,370)	$(51,277,137)	$(7,224,124)

Net loss attributable to non-controlling interest	88,520	$—	$238,279	$—

Net loss attributable to common shareholders	$(40,867,608)	$(4,764,370)	$(51,038,858)	$(7,224,124)

Weighted average shares outstanding(1):
Basic	27,409,203	24,721,070	25,666,740	23,472,306
Diluted	27,409,203	24,721,070	25,666,740	23,472,306

Basic loss per share	$(1.49)	$(0.19)	$(1.99)	$(0.31)

Diluted loss per share	$(1.49)	$(0.19)	$(1.99)	$(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 7, Stockholders' Equity for details.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY (1)
(Unaudited)

	Series B Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	5	$5	22,303,333	$2,230	1,068,512	$107	1,529,888	$153	$141,723,921	$(71,734,395)	$69,992,021	$—	$69,992,021
Conversion of Class C Common Stock to Class A Common Stock	—	—	1,428	—	—	—	(1,428)	—	—	—	—	—	—
Series B Preferred Share removal	(1)	(1)	—	—	—	—	—	—	1	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	182,589	—	182,589	—	182,589
Net loss	—	—	—	—	—	—	—	—	—	(5,769,143)	(5,769,143)	—	(5,769,143)
Balance, March 31, 2023	4	4	22,304,761	2,230	1,068,512	107	1,528,460	153	141,906,511	(77,503,538)	64,405,467	—	64,405,467

Conversion of Class B Common Stock to Class A Common Stock	—	—	162,500	16	(162,500)	(16)	—	—	—	—	—	—	—
Conversion of Series B Preferred Stock to Class A Common Stock	(1)	(1)	1	—	—	—	—	—	1	—	—	—	—
Issuance of shares of common stock and warrants for convertible note payable and accrued interest	—	—	1,477,400	148	—	—	—	—	1,000,661	—	1,000,809	—	1,000,809
Adjustment for additional shares issued in connection with the reverse stock split	—	—	29,995	3	—	—	73	—	—	—	3	—	3
Share-based compensation expense	—	—	—	—	—	—	—	—	165,289	—	165,289	—	165,289
Net loss	—	—	—	—	—	—	—	—	—	(4,551,866)	(4,551,866)	—	(4,551,866)
Balance, June 30, 2023	3	3	23,974,657	2,397	906,012	91	1,528,533	153	143,072,462	(82,055,404)	61,019,702		61,019,702

Issuance of shares of common stock for legal settlement	—	—	250,000	25	—	—	—	—	497,475	—	497,500	—	497,500
Issuance of shares of common stock for compensation	—	—	80,000	8	—	—	—	—	91,192	—	91,200	—	91,200
Conversion of Class C Common Stock to Class A Common Stock	—	—	26,749	2	—	—	(26,749)	(2)	—	—	—	—	—
Adjustment for additional shares issued in connection with the reverse stock split	—	—	—	—	—	—	56	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	(65,443)	—	(65,443)	—	(65,443)
Non controlling interest (NCI)	—	—	—	—	—	—	—	—	—	—	—	(88,520)	(88,520)
Prior period NCI	—	—	—	—	—	—	—	—	—	149,759	149,759	(149,759)	—
Net loss	—	—	—	—	—	—	—	—	—	(40,867,608)	(40,867,608)	—	(40,867,608)
Balance, September 30, 2023	3	$3	24,331,406	$2,432	906,012	$91	1,501,840	$151	$143,595,686	$(122,773,253)	$20,825,110	$(238,279)	$20,586,831

Balance, December 31, 2021	5	$5	20,224,938	$2,022	1,068,512	$107	1,562,635	$156	$130,348,267	$(58,859,082)	71,491,475	$—	71,491,476
Issuance of shares of common stock for compensation	—	—	4,924	—	—	—	—	—	99,248	—	99,248	—	99,248
Conversion of Series D preferred stock to Class A	—	—	7,989	1	—	—	—	—	365,463	—	365,464	—	365,464
Conversion of Series C preferred stock to Class A	—	—	1,031	—	—	—	—	—	34,622	—	34,622	—	34,622
Share-based compensation expense	—	—	—	—	—	—	—	—	93,197	—	93,197	—	93,197
Net loss	—	—	—	—	—	—	—	—	—	(3,999,560)	(3,999,560)	—	(3,999,560)
Balance, March 31, 2022	5	5	20,238,882	2,023	1,068,512	107	1,562,635	156	130,940,797	(62,858,642)	68,084,446		68,084,447

Issuance of shares of common stock for compensation	—	—	21,482	2	—	—	—	—	132,307	—	132,309	—	132,309
Shares issued from ATM	—	—	9,515	1	—	—	—	—	55,136	—	55,137	—	55,137
Share-based compensation expense	—	—	—	—	—	—	—	—	172,183	—	172,183	—	172,183
Net loss	—	—	—	—	—	—	—	—	—	1,539,806	1,539,806	—	1,539,806
Balance, June 30, 2022	5	5	20,269,879	2,026	1,068,512	107	1,562,635	156	131,300,423	(61,318,836)	69,983,881		69,983,882

Exchange of shares of common stock for compensation	—	—	4,688	—	—	—	(4,688)	—	—	—	—	—	—
Issuance of shares of common stock for cash, net of offering costs	—	—	1,811,595	181	—	—	—	—	9,173,552	—	9,173,733	—	9,173,733
Shares issued from ATM	—	—	188,735	19	—	—	—	—	1,042,167	—	1,042,186	—	1,042,186
Share-based compensation expense	—	—	—	—	—	—	—	—	23,459	—	23,459	—	23,459
Net loss	—	—	—	—	—	—	—	—	—	(4,764,370)	(4,764,370)	—	(4,764,370)
Balance, September 30, 2022	5	$5	22,274,897	$2,226	1,068,512	$107	1,557,947	$156	$141,539,601	$(66,083,206)	$75,458,889		$75,458,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) Current and prior period results have been adjusted to reflect the one-for-eight stock split effected in May 2023. See Note 7, Stockholders' Equity for details.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(51,277,137)	$(7,224,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,216,444	2,313,984
Amortization	2,386,173	2,276,256
Gain on sale of property	—	(5,938,150)
Stock compensation expense	373,786	520,416
Income tax benefit	(730,345)	(471,178)
Amortization of debt discounts	620,051	—
Gain on extinguishment of debt	(490,312)	—
Loss on asset disposal	124,874	—
Non-cash lease expense	1,118,239	519,818
Write off of inventory	492,469	71,552
Bad debt expense	208,927	115,835
Impairment of goodwill and intangible assets	33,305,413	—
Changes in current assets and liabilities:
Accounts receivable	862,324	(4,698,142)
Inventory	2,598,065	(634,484)
Contract assets	(244,647)	(529,602)
Prepaid expenses and other assets	1,365,062	(2,022,333)
Accounts payable	9,540,530	383,358
Accrued expenses	450,742	1,013,225
Contract liabilities	135,893	(2,989,957)
Operating lease liability	(976,470)	(419,446)
Net cash provided by (used in) operating activities	2,080,081	(17,712,972)

INVESTING ACTIVITIES:
Capital expenditures	(2,920,716)	(756,870)
Proceeds from sale of building	—	12,454,943
Proceeds from sale of asset	—	140,710
Cash paid in international technology agreement	—	(250,000)
Net cash (used in) provided by investing activities	(2,920,716)	11,588,783

FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	—	10,272,462
Net proceeds (repayments) from issuances of notes payable, non-related party	2,648,410	(2,164,610)
Proceeds from issuances of note payable, related party	638,250	—
Net proceeds (repayments) from lines of credit	(3,295,256)	4,875,062
Net proceeds from issuance of convertible notes, non-related party	1,964,000	—
Debt issuance costs	(366,620)	—
Repayment of building mortgage	—	(4,642,043)
Cash paid on financing lease obligations	(496,675)	(480,272)
Net cash provided by financing activities	1,092,109	7,860,599

NET INCREASE IN CASH	251,474	1,736,410

CASH, BEGINNING BALANCE	2,673,541	3,715,666

CASH, ENDING BALANCE	$2,925,015	$5,452,076

CASH PAID FOR:
Interest	$3,853,435	$2,617,292

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
ROU asset and operating lease obligation recognized	$—	$9,043,595
Equipment purchased on note payable	$129,145	$243,843
Conversion of Series D preferred stock for common stock	$—	$365,470
Conversion of Series C preferred stock for common stock	$—	$34,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALPINE 4 HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Alpine 4 Holdings, Inc. and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. Certain reclassifications have been made that have no impact on net earnings and financial position. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on May 5, 2023.

The Company was incorporated under the laws of the State of Delaware in April 2014. We are a publicly traded conglomerate that acquires businesses that fit into our disruptive DSF business model of Drivers, Stabilizers, and Facilitators.

Going Concern
The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are issued. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As shown in the accompanying condensed consolidated financial statements, the Company has incurred significant recurring losses but has positive cash flows from operations for the current year. Although the Company has experienced net losses of $51.3 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively, net cash flows provided by operating activities improved to $2.1 million for the nine months ended September 30, 2023, from $17.7 million used in operating activities for the nine months ended September 30, 2022.

As of September 30, 2023, the Company had negative working capital of $7.2 million, which was a decrease of $22.8 million compared to December 31, 2022. The Company has bank financing totaling $35.0 million ($35.0 million in lines of credit including $0.4 million in capital expenditures lines of credit) of which $3.1 million was available and unused as of September 30, 2023. There are four lines of credit that are set to mature during the next twelve months. These four lines of credit total $34.0 million, of which $11.1 million was used as of September 30, 2023, and are shown as a current liability on the condensed consolidated balance sheet. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to continue to generate additional revenue, improve cash flows from operations, and improve gross profit performance across all of its subsidiaries. The Company also may raise funds through debt financing, securing additional lines of credit, and the sale of shares in public or private offerings.

As noted above, the Company has negative working capital and has continued to experience operating losses, which causes doubt as to the ability of the Company to continue. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's plan of operations, and its ultimate transition to profitable operations are necessary for the Company to continue. The uncertainty that exists with these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related to the going concern uncertainty, the Company has a three-fold plan to resolve these risks. First, the operating subsidiaries of Quality Circuit Assembly - West ("QCA-W"), Quality Circuit Assembly - Central ("QCA-C"), Identified Technologies ("IDT"), and RCA Commercial ("RCA") plan to expand their revenues and profits yielding increased cash flow in those operating segments. This plan will allow for an increased level of cash flow to the Company. Second, the Company has expanded its credit facilities at the subsidiary level over the past twelve months to allow for greater borrowing accessibility if needed for the expansion of product lines and sales opportunities and plans to extend or refinance any lines of credit coming due over the next twelve months in order to provide additional financing. Finally, operating companies hard hit by the supply-chain related price increases such as Morris Sheet Metal ("MSM"), Alternative Laboratories ("Alt Labs"), and Excel Construction ("Excel") have begun to experience an easing in the procurement and cost overruns of limited product supply. This subsequently has added to increased cash flow to those entities and less reliance on the Company to fund those activities. Although this plan is in place to mitigate the risk related to the going concern uncertainty, substantial doubt remains due to uncertainty around the growth projections and lack of control of many of the factors included in the Company’s plan.

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

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2023, and December 31, 2022. Significant intercompany balances and transactions have been eliminated.

Use of estimates
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. This applies in particular to useful lives of long-lived assets, reserves for accounts receivable and inventory, valuation allowance for deferred tax assets, fair values assigned to intangible assets acquired, and impairment of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Reclassification
Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings and financial position. The following table summarize the effects of the reclassifications on each financial statement line item for the periods indicated.

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2022

	Three months ended 9/30/22			Nine months ended 9/30/22
	Previously Filed	Effect of Reclassification	Current period presentation	Previously Filed	Effect of Reclassification	Current period presentation
Cost of revenue	21,218,317	676,442	21,894,759	60,283,597	1,993,591	62,277,188
Gross Profit	6,268,098	(676,442)	5,591,656	18,066,098	(1,993,591)	16,072,507
General and administrative expenses	10,186,857	(602,822)	9,584,035	28,604,937	(1,956,614)	26,648,323
Research and development	88,960	(62,358)	26,602	675,725	31,556	707,281
Total operating expenses	10,160,117	(665,180)	9,494,937	23,342,512	(1,925,058)	21,417,454
Loss from operations	(3,892,019)	(11,262)	(3,903,281)	(5,276,414)	(68,533)	(5,344,947)
Interest expense	(1,055,687)	4,448	(1,051,239)	(2,627,122)	(9,833)	(2,636,955)
Other income (expense)	(12,940)	6,814	(6,126)	278,439	78,366	356,805
Total other income (expenses)	(1,068,627)	11,262	(1,057,365)	(2,348,683)	68,533	(2,280,150)
Net income (loss)	$(4,764,370)	$—	$(4,764,370)	$(7,224,124)	$—	$(7,224,124)

Cash
Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. As of September 30, 2023, and December 31, 2022, the Company had no cash equivalents.

The Company places its cash with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. As of September 30, 2023 and December 31, 2022, deposits in excess of FDIC limits were $2.3 million and $2.0 million, respectively.

Major Customers & Vendors
The Company had one customer within A4 Technology - RCA segment that made up 10% of total Company accounts receivable as of September 30, 2023. The Company had no customers that made up over 10% of total Company accounts receivable as of December 31, 2022.

For the nine months ended September 30, 2023, the Company had no customers that made up over 10% of total Company revenues. For the nine months ended September 30, 2022, the Company had one customer within the A4 Technology - RCA segment that made up 12% of total Company revenues.

For the nine months ended September 30, 2023 and 2022, the Company earned 10% and 11%, respectively, of total Company revenues from prime contractors.

For the nine months ended September 30, 2023, the Company had no vendors that made up over 10% of total Company purchases. For the nine months ended September 30, 2022, the Company had one vendor within the A4 Technology - RCA segment that made up 14% of total Company purchases.

Inventory
Inventory for all subsidiaries is valued at weighted average cost. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory is segregated into three areas, raw materials, work-in-process and finished goods. Inventory at September 30, 2023, and December 31, 2022, consisted of:

	September 30, 2023	December 31, 2022
Raw materials	$9,419,043	$9,116,824
Work in process	2,657,123	3,165,876
Finished goods	10,158,312	12,975,669
Inventory	$22,234,478	$25,258,369

Goodwill
In financial reporting, goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. All assessments of goodwill impairment are conducted at the individual reporting unit level. As of September 30, 2023, the reporting units with goodwill were: TDI and RCA. As of December 31, 2022, the reporting units with goodwill were: QCA-W, MSM, Alt Labs, TDI, IDT, Elecjet Corporation ("Elecjet"), and RCA. See Note 3 - Goodwill and Intangible Assets for additional details.

Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of ASC Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset is less than the carrying amount of that asset. See Note 3 - Goodwill and Intangible Assets for additional details.

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
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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

We calculate the estimated fair value of a reporting unit using a combination of the income and market approaches. For the income approach, we use DCF models developed in connection with our third-party valuation specialists that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates; and estimated discount rates. For the market approach, we use analyses based primarily on market comparables. We base these assumptions on historical data and experience, industry projections, and general economic conditions.

The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. As of September 30, 2023, and December 31, 2022, the Company had no financial assets or liabilities that were required to be fair valued on a recurring basis as all of our financial assets and liabilities were Level 1.

Research and Development
The Company focuses on quality control and development of new products and the improvement of existing products. All costs related to research and development activities are expensed as incurred. During the nine months ended September 30, 2023 and 2022, research and development costs totaled $3.1 million and $0.7 million, respectively.

Loss per share
The Company presents both basic and diluted net loss per share on the face of the condensed consolidated statements of operations. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, using the treasury-stock method. If antidilutive, the effect of potentially dilutive shares of common stock is ignored. The amount of anti-dilutive shares related to stock options and warrants as of September 30, 2023 and 2022 was 2,878,496 and 2,725,270. respectively. The following table illustrates the computation of basic and diluted earnings per share (“EPS”) inclusive of all classes of common stock as the only difference between the classes of common stock are related to the voting rights for the Three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS
Net loss attributable to common shareholders	$(40,867,608)	27,409,203	$(1.49)	$(4,764,370)	24,721,070	$(0.19)
Total	$(40,867,608)	$27,409,203	$(1.49)	$(4,764,370)	$24,721,070	$(0.19)

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS
Net loss attributable to common shareholders	$(51,038,858)	25,666,740	$(1.99)	$(7,224,124)	23,472,306	$(0.31)
Total	$(51,038,858)	25,666,740	$(1.99)	$(7,224,124)	23,472,306	$(0.31)

Revenue Recognition
The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"). The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.

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

The following tables present our revenues disaggregated by type for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$10,767,541	$—	$8,062,587	$—	$18,830,128
Sale of services	4,305,614	—	2,074,058	—	391,004	6,770,676
Total revenues	$4,305,614	$10,767,541	$2,074,058	$8,062,587	$391,004	$25,600,804

	Three Months Ended September 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$7,354,658	$—	$11,581,471	$—	$18,936,129
Sale of services	5,097,834	—	3,098,735	—	353,717	8,550,286
Total revenues	$5,097,834	$7,354,658	$3,098,735	$11,581,471	$353,717	$27,486,415

The following tables present our revenues disaggregated by type for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$32,974,478	$—	$24,278,970	$—	$57,253,448
Sale of services	12,112,504	—	7,457,508	—	1,161,083	20,731,095
Total revenues	$12,112,504	$32,974,478	$7,457,508	$24,278,970	$1,161,083	$77,984,543

	Nine Months Ended September 30, 2022
	Construction Services	Manufacturing	Defense	Technologies	Aerospace	Total
Sale of goods	$—	$23,533,228	$—	$30,631,117	$—	$54,164,345
Sale of services	14,823,297	—	8,258,923	—	1,103,130	24,185,350
Total revenues	$14,823,297	$23,533,228	$8,258,923	$30,631,117	$1,103,130	$78,349,695

Note 3 - Goodwill and Intangible Assets

During the third quarter of 2023, the Company considered the sustained decrease in the Company’s publicly quoted share price and market capitalization, adverse impacts from macroeconomic conditions such as inflationary pressures and capital markets accessibility, the war in Ukraine and the war in the Middle East, and unfavorable short-term changes in the investment and operating plans of our primary customers; and as a result of these events concluded that a triggering event occurred which required the Company to perform an interim quantitative impairment test as of September 30, 2023. This assessment involved comparing the estimated fair value of each of its reporting units to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit. Based upon the results of the impairment test, the Company concluded that the carrying value of certain reporting units exceeded their estimated fair value, resulting in a goodwill and long-lived intangible assets impairment charge. This impairment charge will not impact the Company’s cash flow.

2023 Year-to-Date Goodwill Impairment Testing
Due to the triggering event noted above, the Company performed an interim quantitative impairment test as of September 30, 2023. We calculate the estimated fair value of a reporting unit using a combination of the income and market approaches. Under the income approach, we utilized the discounted cash flow models developed in connection with our third-party valuation specialists that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates; and estimated discount rates. For the market approach, we use analyses based primarily on market comparables. We base these assumptions on historical data and experience, industry projections, and general economic conditions.

As a result of our interim impairment test that occurred as of September 30, 2023, we recognized a non-cash Goodwill impairment losses of $14.9 million within operating expenses during the third quarter of 2023. The impairment was primarily due to a decline in market capitalization coupled with sustained expectations of declining revenue growth and decreased margins in future years. After these impairments, the aggregate carrying amount of Goodwill was $7.8 million.

Additional Goodwill Impairment Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to Goodwill impairments.

The reporting units impaired in 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. TDI and RCA each have 10% or less excess fair value over carrying amount as of the 2023 interim impairment test and therefore have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. See Note 8 - Segment Reporting for additional details on the reporting segments that incurred goodwill impairment.

Changes in goodwill as of September 30, 2023 were as follows:

2023
Balance as of December 31, 2022	$22,680,084
Impairment of goodwill	(14,897,570)
Balance as of September 30, 2023	$7,782,514

Impairment of Long-Lived Assets
As a result of our 2023 interim impairment test that occurred as of September 30, 2023, the Company determined that the carrying value of certain intangible assets had exceeded its undiscounted cash flows and, as a result, recorded a non-cash intangible asset impairment charge of $18.4 million in the consolidated statements of operations within operating expenses during the three and nine months ended September 30, 2023. Amortization expense for intangible assets was $0.8 million for the three months and $2.4 million for the nine months ended September 30, 2023 and $0.8 million for the three months and $2.3 million for the nine months ended September 30, 2022.

Changes in the carrying amount of intangible assets were as follows:

	Software	Non-compete	Customer lists	Patents, trademarks, and licenses	Proprietary technology	Intangible assets, Net
Balance as of December 31, 2022	$51,390	$947,766	$11,299,860	$6,165,150	$17,818,443	$36,282,609
Impairment of intangible assets	—	—	(623,179)	(5,302,432)	(12,482,232)	(18,407,843)
Amortization expense	(51,390)	(151,000)	(767,058)	(432,830)	(993,878)	(2,396,156)
Balance as of September 30, 2023	$—	$796,766	$9,909,623	$429,888	$4,342,333	$15,478,610

Note 4 – Leases

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities on the consolidated balance sheets.When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

As of September 30, 2023, the future minimum finance and operating lease payments were as follows:

Twelve Months Ending September 30,	Finance Leases	Operating Leases
2024	$1,958,956	$2,427,879
2025	1,934,916	2,132,342
2026	1,871,566	1,795,302
2027	1,911,880	1,832,680
2028	1,944,907	1,585,379
Thereafter	13,391,240	12,063,124
Total payments	23,013,465	21,836,706
Less: imputed interest	(8,192,025)	(6,231,797)
Total obligation	14,821,440	15,604,909
Less: current portion	(800,610)	(1,555,872)
Non-current lease obligations	$14,020,830	$14,049,037

Finance Leases
As of September 30, 2023, all finance leases in the table above were related to property and equipment. Depreciation expense associated with the finance leases within property and equipment, net was $938,863 and $938,863 for the nine months ended September 30, 2023 and 2022, respectively. Of this amount $133,508 and $0 is recorded within cost of revenues with the remainder recorded in general & administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively. Interest expense on finance leases for the nine months ended September 30, 2023, and 2022 was $907,063 and $946,241, respectively, and is recorded in interest expense on the condensed consolidated statements of operations. At September 30, 2023, the weighted average remaining lease terms were 11.2 years, and the weighted average discount rate was 8.01%.

Operating Leases
The table below presents the operating lease related assets and liabilities recorded on the Company’s condensed consolidated balance sheets as of September 30, 2023, and December 31, 2022:

		September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right of use assets	$15,289,327	$16,407,566
Total lease assets		$15,289,327	$16,407,566

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$1,555,872	$1,318,885
Noncurrent liabilities
Operating lease liability	Long-term operating lease liability	14,049,037	15,262,494
Total lease liability		$15,604,909	$16,581,379

The lease expense for the nine months ended September 30, 2023 and 2022, were $1,938,803 and $519,818, respectively. Of this amount $404,993 and $0 were recorded within cost of revenues with the remainder recorded in general and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively. The cash paid under operating leases during the nine months ended September 30, 2023 and 2022, were $1,172,383 and $645,065, respectively. At September 30, 2023, the weighted average remaining lease terms were 11.3 years, and the weighted average discount rate was 6.02%.

Note 5 – Debt

The outstanding balances for the debts as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Lines of credit, current portion	$11,077,614	$7,426,814
Equipment loans, current portion	291,710	68,410
Related party term notes, current portion	638,250	—
Term notes, current portion	5,691,565	3,132,726
Total current	17,699,139	10,627,950
Lines of credit, net of current portion	442,962	7,215,520
Notes Payable, net of current portion	3,104,267	4,266,350
Total notes payable and lines of credit	$21,246,368	$22,109,820

Future scheduled maturities of outstanding debt are as follows:

Twelve Months Ending September 30,
2024	$17,699,139
2025	2,748,849
2026	628,474
2027	83,431
2028	17,084
Thereafter	69,391
Total	$21,246,368

In August 2020, the Company filed a lawsuit against Alan Martin regarding his note payable. On July 31, 2023, the Company and Mr. Martin agreed to a settlement to resolve litigation surrounding this matter, which was subsequently amended on October 26, 2023. (See a description of the Company’s ongoing legal proceedings relating to this transaction in Note 10, Commitments and Contingencies, below.) As of the date of the settlement, the note had a balance of $2.9 million, and accrued interest and late fees of $2.0 million, which were reflected in current liabilities.

On September 29, 2023, RCA Commercial Electronics entered into an amendment to its credit agreement with JPMorgan Chase Bank to revise the maturity date of the credit agreement to December 8, 2023.

On September 29, 2023, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Standard Merchant Cash Advance Agreement (the “Cash Advance Agreement”) for gross proceeds of $2,100,000 with Cedar Advance, LLC ("Cedar"), an unrelated third-party financial institution, for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $2,982,000 in future receipts of the Company and the Borrowers for gross proceeds of $2,100,000. The financing arrangement includes issuance costs of $100,000 and is presented in the balance sheet as a direct deduction from the carrying amount of the financing arrangement. Under the terms of the Cash Advance Agreement, until the purchase price has been repaid, the Company must pay $93,000 each week for 32 weeks with the first payment being due October 6, 2023. The financing arrangement has an effective interest rate of 42%. The financing arrangement is secured by an interest in collateral of select subsidiaries that had no other banking encumbrances, as well as that of the holding company itself (the “Collateral”), that is defined collectively as: (a) all accounts, including without limitation, all deposit accounts, accounts receivable, and other receivables, as those terms are defined by Article 9 of the Uniform Commercial Code (the “UCC”), now or hereafter owned or acquired by any Borrower; and (b) all proceeds, as defined by Article 9 of the UCC. Prior to the entry into the Cash Advance Agreement, there had been no relationship between the Company or any of its subsidiaries and Cedar. Due to delays in the anticipated closing of the sale of the Company’s shares and warrants pursuant to its outstanding registration statement, the financing was deemed necessary for working capital purposes.

During 2023, the Company had five revolving lines of credit in the aggregate of $35.0 million, including one capital expenditures line of credit of $0.4 million. The revolving lines of credit used as of September 30, 2023, totaled $11.5 million with interest rates ranging from WSJ prime plus 2.50% to 4.25% and terms ranging from one to five years. Accounts receivable, inventory, and property and equipment are pledged as collateral on the various lines of credit. As of September 30, 2023, the Company had $3.1 million in additional funds available to borrow. The Company is required to maintain covenants including financial ratios as a condition of the line of credit agreements. As of September 30, 2023, the Company was in technical non-compliance with these covenants. However, the Company received waivers from the banking institutions regarding these failed covenants. As such, the Company was in compliance with the covenants.

Note 6 - Convertible Debt

In May 2023, the Company issued a one-year $0.4 million convertible note payable to an outside investor with an annual interest rate of 12% with the proceeds to be used for general corporate purposes. In connection with this convertible note payable, the Company issued 13,750 restricted shares of Class A Common Stock to the investor as additional consideration for the purchase of the note and 196,250 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note. The convertible note was issued with an original issue discount of $24,500. The fair value of the shares issued was determined based on the closing stock price on the date of issuance and after allocating the proceeds was $243,529, which was recorded as debt issuance cost. The carrying value of the note as of September 30, 2023 was $126,482 and is recorded as convertible debt on the condensed consolidated balance sheet.

In June 2023, the Company issued a one-year $1.7 million convertible note payable to an outside investor with an annual interest rate of 12% with the proceeds to be used for general corporate purposes. In connection with this convertible note payable, the Company issued 67,400 restricted shares of Class A Common Stock to the investor as additional consideration for the purchase of the note and 1,200,000 restricted shares of Class A Common Stock, which shall be returned to the Company if timely repayments are made against the note. The convertible note was issued with an original issue discount of $242,120. The fair value of the shares issued was determined based on the closing stock price on the date of issuance and after allocating the proceeds was $757,280, which was recorded as debt issuance cost. Further, the Company issued 200,000 warrants to purchase common stock to the investor and 3,579 warrants as a finders fee. The Company calculated the fair value of the warrants using a Black-Scholes option pricing model (Note 7) to be $378,000 and $6,764, respectively, which was recorded as a debt issuance cost. As the warrants have a change of control redemption feature, the warrants are classified as a liability within accrued expenses on the condensed consolidated balance sheet. The carrying value of the note as of September 30, 2023 was $869,046 and is recorded as convertible debt on the condensed consolidated balance sheet.

All convertible debt is classified as a current liability on the balance sheet and matures within the next twelve months.

Note 7 – Stockholders' Equity

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

Common Stock
The Company had the following transactions in its common stock during the three months ended September 30, 2023:
•In July 2023, the Company issued 250,000 shares as part of a settlement agreement at $1.99 per share.
•In August 2023, the Company issued 80,000 shares as compensation at $1.25 per share.
•In September 2023, certain shareholders converted 26,749 shares of Class C common stock into 26,749 shares of Class A common stock.

Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	386,751	$4.39	7.94	$463,495
Granted	—	—
Forfeited	(33,248)	6.16
Exercised	—	—
Outstanding at September 30, 2023	353,503	$4.22	7.06	$36,217

Exercisable at September 30, 2023	158,821	$1.85	5.20	$36,217

The following table summarizes information about options outstanding and exercisable as of September 30, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	111,438	4.76	$0.40	111,438	$0.40
0.80	10,625	4.53	0.80	10,625	0.80
6.16	217,939	8.59	6.16	23,254	6.16
7.20	13,504	3.52	7.20	13,504	7.20
	353,506			158,821

During the nine months ended September 30, 2023 and 2022, stock option expense amounted to $0.3 million and $0.1 million, respectively. Unrecognized stock option expense as of September 30, 2023 amounted to $0.7 million, which will be recognized over a period extending through April 2025.

Warrants
The following table summarizes the warrants activity for the nine months ended September 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,321,411	$11.78	4.31	$—
Granted	203,579	3.51	4.75
Forfeited	—	—
Exercised	—	—
Outstanding at September 30, 2023	2,524,990	$11.12	3.62	$—

Exercisable at September 30, 2023	2,524,990	$11.12	3.62	$—

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2023:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$52.80	52,084	1.39	$52.80	52,084	$52.80
20.16	49,604	1.20	20.16	49,604	20.16
24.80	535,716	3.16	24.80	535,716	24.80
24.64	53,572	3.15	24.64	53,572	24.64
5.52	1,630,435	3.79	5.52	1,630,435	5.52
3.50	200,000	4.75	3.50	200,000	3.50
4.20	3,579	4.75	4.20	3,579	4.20
	2,524,990			2,524,990

During the nine months ended September 30, 2023, the Company issued 200,000 and 3,579 warrants to two holders in connection with the issuance of a convertible note payable. The warrants have an exercise price of $3.50 and $4.20, respectively, were exercisable as of June 29, 2023, and expire on June 29, 2028. The fair value of the 200,000 and 3,579 warrants at issuance was $378,000 and $6,764, respectively, and was determined using the Black-Scholes option pricing model. The fair value of the warrants as of September 30, 2023, was $145,000 and $2,595, respectively, and was determined using the following assumptions:

Stock price	$0.73
Risk-free interest rate	5.50%
Expected life of the warrants	4.75
Expected volatility	194%
Expected dividend yield	0%

Note 8 – Segment Reporting

The Company discloses segment information that is consistent with the way in which management operates and views its business. Effective during the quarter ended September 30, 2023, the Company increased its reportable segments to seven segments. All segments and the subsidiaries within each segment are geographically located in North America. The financial results are logical to review in this manner for comparison, trend, deviations, etc. purposes.

Management excludes the following when reviewing the profit/loss by segment.
•Intercompany Sales/Cost of Revenues
•Management fees to the parent Company
•Income tax benefit/expense

There has been no change to the measurement method in how management reviews the profit/loss by segment.

The operating segments and their business activity are as follows:

•A4 Construction Services - MSM provides commercial construction services primarily as a sheet metal contractor.
•A4 Manufacturing - QCA-W is a contract manufacturer within the technology industry.
•A4 Manufacturing - Alt Labs is a contract manufacturer within the dietary & nutraceutical supplements industry.
•A4 Defense - TDI does contracting for the US Government particularly for the US Defense Department and US Department of State.
•A4 Technologies - RCA is a business-to-business ("B2B") commercial electronics manufacturer.
•A4 Technologies - Elecjet operates as a battery research & development company.
•A4 Aerospace - Vayu is a drone aircraft manufacturer.
•A4 All Other includes the QCA-C, IDT, Global Autonomous Corporation ("GAC"), Excel and Corporate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
A4 Construction Services - MSM	$3,864,819	$4,641,335	$11,228,351	$13,735,021
A4 Manufacturing - QCA	3,678,052	4,006,665	13,189,382	12,566,907
A4 Manufacturing - Alt Labs	6,394,983	2,707,513	17,409,026	9,490,536
A4 Defense - TDI	2,074,058	3,098,735	7,457,508	8,258,923
A4 Technologies - RCA	7,996,701	11,477,833	23,988,744	29,625,368
A4 Technologies - Elecjet	65,886	103,638	290,226	1,005,749
A4 Aerospace - Vayu	—	—	4,171	25,000
All Other	1,526,305	1,450,696	4,417,135	3,642,191
	$25,600,804	$27,486,415	$77,984,543	$78,349,695
Gross profit (loss)
A4 Construction Services - MSM	$198,237	$96,339	$979,932	$487,598
A4 Manufacturing - QCA	(396,194)	618,625	2,287,710	2,666,538
A4 Manufacturing - Alt Labs	985,610	317,357	3,713,038	1,478,197
A4 Defense - TDI	221,666	903,845	1,782,798	3,043,644
A4 Technologies - RCA	2,567,450	3,805,942	7,693,654	8,186,193
A4 Technologies - Elecjet	(71,284)	(192,744)	(198,093)	(205,976)
A4 Aerospace - Vayu	—	(593)	1,706	(6,064)
All Other	(142,378)	42,885	105,908	422,377
	$3,363,107	$5,591,656	$16,366,653	$16,072,507
Income (loss) from operations
A4 Construction Services - MSM	$(1,322,422)	$(306,425)	$(1,877,443)	$(760,724)
A4 Manufacturing - QCA	(3,585,823)	(29,101)	(3,120,210)	656,151
A4 Manufacturing - Alt Labs	(5,526,768)	(1,324,793)	(5,904,542)	2,806,960
A4 Defense - TDI	(263,942)	336,401	746,827	1,543,245
A4 Technologies - RCA	434,845	1,635,201	1,855,395	2,394,868

A4 Technologies - Elecjet	(12,210,193)	(305,485)	(12,677,889)	(878,385)
A4 Aerospace - Vayu	(13,141,251)	(916,253)	(15,342,234)	(2,542,581)
All Other	(4,713,623)	(2,992,826)	(12,868,448)	(8,564,481)
	$(40,329,177)	$(3,903,281)	$(49,188,544)	$(5,344,947)
Depreciation and amortization
A4 Construction Services - MSM	$627,209	$171,960	$980,172	$509,706
A4 Manufacturing - QCA	101,384	105,573	331,936	314,356
A4 Manufacturing - Alt Labs	196,194	242,527	630,402	803,510
A4 Defense - TDI	72,433	72,338	217,299	216,518
A4 Technologies - RCA	244,804	270,300	734,413	610,399
A4 Technologies - Elecjet	105,666	103,532	317,000	308,665
A4 Aerospace - Vayu	252,704	258,871	771,294	792,765
All Other	(110,916)	346,683	620,101	1,034,321
	$1,489,478	$1,571,784	$4,602,617	$4,590,240
Interest expense
A4 Construction Services - MSM	$649,599	$98,811	$861,472	$340,337
A4 Manufacturing - QCA	150,785	78,269	485,435	202,159
A4 Manufacturing - Alt Labs	88,449	200,285	238,108	351,962
A4 Defense - TDI	(33,945)	—	—	—
A4 Technologies - RCA	98,347	103,438	256,199	218,686
A4 Technologies - Elecjet	—	—	—	—
A4 Aerospace - Vayu	(11,372)	—	—	—
All Other	254,434	570,436	1,462,698	1,523,811
	$1,196,297	$1,051,239	$3,303,912	$2,636,955
Net income (loss)
A4 Construction Services - MSM	$(1,887,597)	$(403,258)	$(2,616,968)	$(1,042,559)
A4 Manufacturing - QCA	(3,723,975)	(148,902)	(3,592,218)	386,728
A4 Manufacturing - Alt Labs	(5,646,349)	(1,512,864)	(6,126,408)	2,673,865
A4 Defense - TDI	(229,998)	336,401	771,908	1,543,245
A4 Technologies - RCA	336,498	1,531,763	1,599,196	2,176,182
A4 Technologies - Elecjet	(12,210,193)	(305,413)	(12,677,889)	(881,858)
A4 Aerospace - Vayu	(13,186,179)	(916,253)	(15,427,910)	(2,542,581)
All Other	(4,408,335)	(3,345,844)	(13,206,848)	(9,537,146)
	$(40,956,128)	$(4,764,370)	$(51,277,137)	$(7,224,124)

The Company’s reportable segments as of September 30, 2023, and December 31, 2022, were as follows:

	As of September 30, 2023	As of December 31, 2022
Total assets
A4 Construction Services - MSM	$16,059,629	$11,309,049
A4 Manufacturing - QCA	16,489,038	20,988,492
A4 Manufacturing - Alt Labs	23,545,683	26,636,905
A4 Defense - TDI	12,569,449	13,497,381
A4 Technologies - RCA	23,791,454	27,191,977
A4 Technologies - Elecjet	548,406	12,897,440
A4 Aerospace - Vayu	1,651,865	14,632,530
All Other	9,844,682	18,478,440
	$104,500,206	$145,632,214
Goodwill
A4 Construction Services - MSM	$—	$113,592
A4 Manufacturing - QCA	—	1,963,761
A4 Manufacturing - Alt Labs	—	4,410,564
A4 Defense - TDI	6,426,786	6,426,786
A4 Technologies - RCA	1,355,728	1,355,728
A4 Technologies - Elecjet	—	6,496,343
A4 Aerospace - Vayu	—	—
All Other	—	1,913,310
	$7,782,514	$22,680,084
Accounts receivable, net
A4 Construction Services - MSM	$4,487,235	$5,188,521
A4 Manufacturing - QCA	2,634,122	3,867,141
A4 Manufacturing - Alt Labs	2,379,169	1,833,502
A4 Defense - TDI	1,131,434	1,905,314
A4 Technologies - RCA	3,870,943	3,232,559
A4 Technologies - Elecjet	1,257	12,888
A4 Aerospace - Vayu	500,000	—
All Other	1,064,533	1,100,019
	$16,068,693	$17,139,944

Note 9 – Income Taxes

The tax provision or benefit from income taxes for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

The quarterly tax provision, and the quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting the pre-tax and taxable income and loss, changes in how the Company does business, audit developments, changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the effective tax rate can be more or less volatile based on the amount of pre-tax net loss.

As of September 30, 2023, the effective income tax rate was significantly lower then the statutory rate due to the impact of recording Goodwill & Intangible asset impairment, and the valuation allowance maintained against the Company's deferred tax assets. The effective tax rate is 0.28% and 1.35%, respectively, for the three and nine months ended September 30, 2023 based on the loss before income tax in the Statement of Operations. This compares to the rate of 3.96% and 5.26%, respectively, for the three and nine months ended September 30, 2022.

Note 10 – Commitments and Contingencies

Licensing Agreement
DTI Services Limited Liability Company (“DTI”) has entered into licensing agreements with RCA Trademark Management for the licensing rights to the respective trademarks in the United States of America and Canada. The RCA licensing agreement was amended with Technicolor, S.A., as licensor, and expires December 31, 2027 except for the agreement relating to Computer Monitors and Outdoor Televisions which expires on December 31, 2025. DTI agreed to pay a royalty fee of 2.50% to 3.50% on net sales based on product type with a total minimum annual payment of $550,000 for the year ended 2023, $600,000 for the year ended 2024, $620,000 for the year ended 2025, $660,000 for the year ended 2026, and $700,000 for the year ended 2027.

Warranty Service Agreement
DTI entered into an agreement to provide certain warranty services for a lighting supplier through December 31, 2024, except for one class of customer, for whom services will be provided through 2030. In exchange for these services, DTI expects to receive $66,626 and $59,964 during the years ended December 31, 2023 and 2024, respectively.

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

Alan Martin Lawsuit
In August 2020, in a matter relating to our former subsidiary Horizon Well Testing, LLC (“Horizon”), the Company filed a lawsuit in the United States District Court, District of Arizona (Case No.2:20-cv-01679-DJH), against Alan Martin, the seller of Horizon dba Venture West Energy Services, LLC (“VWES”). The Company brought suit seeking to avoid the claimed liability due from the Company to Alan Martin, for the Company’s 2017 purchase of Mr. Martin’s business, Horizon. On summary judgment, the court found that the Company’s claim was barred by a time-limiting clause for indemnification claims. The Company disagreed with the court’s ruling and planned to appeal. Mr. Martin filed a counterclaim in which he claimed that he remains unpaid on the promissory note, as modified, under which the Company purchased Horizon. The note balance alleged to have a principal sum due of $3.3 million, plus interest at 8% accruing from 2019 to present, plus late fees accruing at $575 per day. After confidential mediation before Hon. Eileen Willett, United States Magistrate Judge for the United States District Court for the District of Arizona, the parties settled their dispute on acceptable terms. The Company and Mr. Martin agreed to an amended settlement agreement whereby Mr. Martin will receive the following: $100,000 payable on or before August 3, 2023; 250,000 shares issued immediately; $250,000 in cash and 250,000 shares on or before October 31, 2023, $2,000,000 payable on or before January 15, 2024 and a $1,800,000 note payable with monthly payments of $75,000 beginning on December 1, 2023 with a final payment of $900,000 payable on or before December 1, 2024, when the Company’s payment promise is backed by a stipulated liability totaling the total amount owed under the agreement. Through the date of this report $380,000 payment in cash and 500,000 shares have been paid and issued by the Company. The January 15, 2024 payment of $2,000,000 was renegotiated with a final due date of December 1, 2024, including an incremental 100,000 warrants, as mutually agreed upon between Mr. Martin and the Company. The Company has not yet made the monthly payments as called for under the modified agreement, and talks between the Company and Mr. Martin are proceeding on a possible further resolution agreeable to both parties.

Robert Porter Lawsuit
In August 2021, in a matter relating to Horizon, Robert Porter filed a lawsuit in the District Court of Oklahoma County, State of Oklahoma (CJ-2021-3421), alleging unjust enrichment and breach of contract with respect to shares of Company that Mr. Porter claims were owed to him pursuant to his employment contract with the Company as President of Horizon. In October 2021, the Company filed its answer denying such claims. In October 2021, the Company also filed counterclaims against Mr. Porter for conversion and breach of fiduciary duties. The Company believes this lawsuit is without merit and as such, no accrual has been recorded as of September 30, 2023, nor anytime subsequently. Discovery is ongoing, while no trial date has yet been set.

VWES Lawsuit
In October 2021, in a matter relating to Horizon, the Company received three complaints in the District Court of Oklahoma Country State of Oklahoma from former VWES employees Bruce Morse (CJ-2021-4316), Brian Hobbs (CJ-2021-4315), Thomas Karraker (CJ-2021-4314) for unjust enrichment, and breach of contract with respect to their employment contracts with Horizon. On January 19, 2022, the Company filed answers to all three lawsuits that denied these claims. The Company believes these are frivolous lawsuits. In July 2022, the Company and Mr. Morse settled his claims against the Company. The settlement included the cash payment of $24,375 for Mr. Morse's claimed 4,688 shares of Class A common stock, and subsequently Mr. Morse’s case is pending filing for dismissal. Subsequently, Mr. Hobbs and Mr. Karraker have also expressed interest in settling claims on similar terms, and negotiations were ongoing as of the date of this report. As no formal settlement offer has been extended to Mr. Hobbs or Mr. Karraker, no accrual has been recorded as of September 30, 2023, not anytime subsequently.

Gatehouse Lawsuit
In June 2022, in a matter relating to the Company’s subsidiaries, DTI Services Limited Liability Company and Direct Tech Sales, LLC (doing business as RCA), the Company received a complaint filed in the Superior Court of Marion County State of Indiana (CAUSE NO. 49D01-2203-PL-006662) by Gatehouse, LLC (“Gatehouse”), a supplier of PPP gloves for resale by RCA, seeking payment of $213,000 for supplied goods that RCA has good reason to believe are counterfeit, and thus unsalable. RCA has answered the complaint and asserted counterclaims of fraud and breach of contract. After a long delay in prosecution of the case by Gatehouse, motion practice has begun in this matter, with discovery proceeding and a pre-trial conference scheduled for June 27th, 2024.

Mark Bell Lawsuit
In November 2022, the Company and its subsidiaries Excel and A4 Construction received a complaint filed by Mark Bell in the district court of Idaho (CV42-22-4066) with regard to the Company’s February 2020 purchase of Excel Fabrication LLC (“Excel”) from Mr. Bell. The matter relates to the lack of payment on a $2.3 million seller note comprising part of the purchase consideration. In December 2022 the Company counter-sued Mr. Bell for breach of contract, fraud, and misrepresentation in the February 2020 sale of Excel to the Company. The case is set for trial on June 25th, 2024.

Starr Corporation Arbitration
In December 2022, the Company’s subsidiary Excel received a demand for binding arbitration (AAA Case No. 01-22-0004-9935) by Starr Corporation of Idaho (“Starr Corporation”), a contractor for whom Excel was performing as sub-contractor. Excel stopped its work for Starr Corporation pursuant to its claimed contract right of termination based on Starr Corporation’s failure to make payment within the contracted period for work satisfactorily performed. Starr Corporation claims that Excel’s termination was wrongful, and seeks approximately $0.5 million, reflecting its costs in having to complete work that was called for under the contract. Upon notice to both Starr Corporation and to the Arbitrator that Excel would no longer be participating in the arbitration due to a pending filing by Excel of a petition for bankruptcy under Chapter 7, the arbitration was cancelled by the Arbitrator, with no further proceedings are contemplated in this matter.

State University of New York at Stonybrook Lawsuit
In February 2023, the Company learned that a complaint was brought in the State of New York against Vayu in 2019 (prior to the Company’s ownership of Vayu) seeking a refund for two returned airframes. The case had originally been dismissed for lack of jurisdiction but was revived by virtue of New York’s highest court ruling (State of New York v Vayu, APL-2021-00148) that the State’s long arm statute applied to the 2016 transaction between Vayu and the State University of New York at Stonybrook. Total damages sought by the State of New York are less than $100,000, including interest and costs. In light of the decision by the Court of Appeals to return the case to the trial courts for adjudication, the Company has expressed its wish to settle the matter and has offered a settlement of $56,300. The Company and the State of NY have each stipulated to a settlement for $56,300, to be filed with the court upon payment by Company of that amount in July 2024, plus applicable interest from the date of the agreed stipulation.

Kevin Thomas Lawsuit
In May 2023, Kevin Thomas, who sold Alt Labs to the Company in May of 2021, sued the Company and its subsidiaries Alt Labs and A4 Manufacturing in the State circuit court for Collier County Florida (Case Number 23-CA-1981), alleging that the Company failed to deliver shares of the Company as promised by the terms of the purchase agreement. Additionally Mr. Thomas claimed that an amount of $610,000 in Employee Retention Credits was received by the Company and that the portion representing the credit attributed to the first and second quarters of 2021 (prior to the May 4th, 2021 date of sale), should be remitted to him rather than retained by the Company. The Company believes that Mr. Thomas’ complaint is wholly without merit, and and after a period of negotiation and motion practice, on May 3, 2024 the Company agreed to a payment to Mr. Thomas of $85,000 as full settlement of the claims, together with a mutual release of the parties of any other possible claims related to the Company’s purchase of Alt Labs.

Steve Page Lawsuit
In September 2023, Page Management Inc, who sold TDI to the Company in May of 2021, sued the Company’s A4 Defense subsidiary in the state circuit court for Lee County Florida (Case Number 23-CA-10426), alleging that an amount of $256,433 in Employee Retention Credits was received by the Company attributed to the fourth quarter of 2020 and first quarter of 2021 should be remitted to him rather than retained by the Company. The Company believes that Page Management’s complaint is wholly without merit, and the Company is in the process of considering possible motions and counterclaims., as well as conducting discussions between the parties regarding a possible settlement.

Note 11 – Subsequent Events

On October 1, 2023, in a matter relating to the Company’s business previously conducted under the subsidiary Deluxe Sheet Metal Inc, (“Deluxe”), an amendment to the lease of a now vacant building leased by Deluxe was executed with the landlord Envision South Bend LLC (“Envision”). The amendment called for a return of the building to Envision upon payment of back rent owed, with the promised backed by a stipulated liability by the Company in an amount totaling the total rent and related expenses owed under the full term of the lease. Payment of the back rent owned was due October 31, 2023, however the Company did not make the required payment, and talks between the Company and Envision are proceeding on a possible further resolution agreeable to both parties.

On October 31, 2023, the Company granted 25,000 shares of our Class A common stock to the Chief Financial Officer.

On November 6, 2023, MSM entered into an Amended Forbearance agreement extending the forbearance period until November 22, 2023, which was then subsequently amended to January 12, 2024.

On November 8, 2023, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Standard Merchant Cash Advance Agreement for gross proceeds of $1,050,000 with Meged Funding Group, an unrelated third-party financial institution, for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $1,480,500 in future receipts of the Borrowers for gross proceeds of $1,050,000. The financing arrangement includes issuance costs of $50,000 and has an effective interest rate of 41%.

On November 17, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) and related registration rights agreement (the "Registration Rights Agreement") with Ionic Ventures, LLC (“Ionic Ventures”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Ionic Ventures to purchase up to an aggregate of $32,000,000 of shares of our Class A common stock over the 36-month term of the Purchase Agreement. Ionic Ventures' obligation to purchase shares under the Purchase Agreement is subject to the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the registration statement, our Class A common stock shall be listed or quoted on the Nasdaq Capital Market and all securities to be issued to Ionic Ventures pursuant to the Purchase Agreement shall have been approved for listing on the Nasdaq Capital Market, and our representations and warranties shall be true and correct in all material respects as of the commencement date.

On December 9, 2023, in a matter relating to the Company’s subsidiary, Quality Circuit Assembly, Inc. (“QCA”), the Company received a complaint filed in the Superior Court of Santa Clara County, State of California (Case number 23CV428025) by KW FUND VI-SVRD PORTFOLIO, LLC (“KW”), a landlord of a vacant facility rented by QCA but never occupied, seeking damages from QCA as Tenant and from the Company as guarantor for default on the lease. KW seeks $900,000 in damages. The Company and QCA have answered the complaint, and discovery is proceeding, and in addition the parties are in contact regarding possible terms of settlement.

On December 20, 2023, Direct Tech Sales, LLC d/b/a RCA Commercial Electronics, an Indiana limited liability company (“DTS”), and DTI Services Limited Liability Company d/b/a RCA Commercial Electronics, an Indiana limited liability company (“DTI” and together with “DTS, individually and collectively, jointly and severally, the “Borrowers”), both of which entities are subsidiaries of Alpine 4 Holdings, Inc., a Delaware corporation (“Alpine 4”) entered into a Loan and Security Agreement (“Loan Agreement”) with North Mill Capital LLC, d/b/a SLR Business Credit, a Delaware limited liability company (the “Lender”). Additionally, and in connection with the Loan Agreement, Alpine 4 entered into a Corporate Guaranty with the Lender, and DTS entered into a Collateral Assignment Agreement with the Lender pursuant to which DTS granted to the Lender a security interest in certain collateral of DTI.

On December 27, 2023, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Standard Merchant Cash Advance Agreement for gross proceeds of $500,000 with AEC GAP Capital, an unrelated third-party financial institution, for the purchase and sale of future receipts pursuant to which the Company sold in the aggregate $745,000 in future receipts of the Borrowers for gross proceeds of $500,000. The financing arrangement includes issuance costs of $38,500 and has an effective interest rate of 41%.

On January 12, 2024, the Company and the following subsidiaries of the Company, Morris Sheet Metal Corp. ("Morris"), JTD Spiral ("JTD"), Morris Enterprises, LLC ("MorrisE"), Morris Transportation LLC ("MorrisT"), and Deluxe Sheet Metal, Inc. ("Deluxe" and together with Morris, JTD, Morris E, and MorrisT, the "Sellers"), entered into an asset purchase agreement (the "Agreement") with Bright-MSM Newco, Inc., an Indiana corporation ("Bright"), relating to the sale by the Company of the assets of the Sellers, and the assumption by Bright of certain liabilities of the Sellers. Pursuant to the Agreement, the Company agreed to sell to Bright and Bright agreed to purchase from the Seller 100% ownership of the assets of the Subsidiaries (the "Assets"), other than certain excluded assets (the "Excluded Assets"). Bright agreed to assume and to discharge certain liabilities of the Sellers (the "Assumed Liabilities") on the terms and subject to the conditions set forth in the Agreement. Pursuant to the Agreement, the consideration paid by Bright for the Assets (the “Purchase Price”) was (a) $1,577,488.97, and (b) the assumption of the Assumed Liabilities. At the closing, Bright agreed to pay off certain obligations of the Sellers, and retained $157,748.90 as a “Holdback Amount (10% of the cash portion of the Purchase Price).” The parties to the Agreement agreed that if there are no claims asserted by Bright under the Agreement within one year of the closing, Bright would pay the Holdback Amount to the Company.

On January 15, 2024, in a matter relating to the Company’s subsidiary, Excel Construction Services, LLC (“Excel”), the Company received a complaint filed in the District Court of Twin Falls County, State of Idaho (Case number CV42-24-0190) by Newport Edgewater LLLP (“Newport”), a landlord of a facility rented by Excel, seeking damages from Excel as Tenant and from the Company as guarantor for default on the lease. Newport seeks the total amount owed under the lease over its entire term. On February 29, 2024, a default judgement was entered in the matter against Excel and the Company in an amount of $1,862,391.17, about which the Company is currently contesting before the court the circumstances leading to the default judgement having been issued.

Effective February 22, 2024, the Compensation Committee of the Company approved the issuance of new Stock Options to be distributed to the Company's employees and executives with the total amount of Stock Options to be issued to be 3,725,000. Of the 3,725,000 options that were issued, 700,000 options were issued to the Chief Executive Officer, 600,000 options were issued to the Chief Operating Officer, 550,000 options were issued to the VP of Investor Relations, and 300,000 options were issued to the Chief Financial Officer.

On March 15, 2024, the Board of Directors (the “Board”) of the Company approved the Company’s plan to wind-down its wholly owned subsidiary Thermal Dynamics International, Inc. (“TDI”) to strengthen the Company’s core business and focus the Company’s resources and equipment on businesses and investments that are more strategic and profitable. The Board’s determination will have no impact on the Company’s other wholly owned subsidiaries.

For the twelve months ended December 31, 2023, the Company’s revenues from TDI are expected to be approximately $8.5 million. The Company intends to wind down the operations of TDI over approximately three months, subject to discussions with customers and suppliers of the business. In connection with approval of the plan to exit the business, the Company is expected to incur total non-cash expenses of between $10 million and $12 million, including impairment of intangible assets of approximately $11 million and impairment of a portion of property, plant and equipment of approximately $1 million. Management anticipates that these expenses will be excluded in calculating the Company’s non-

GAAP financial performance measures to be reported for 2024. In connection with the wind-down of TDI, the Company also expects to incur other transition costs of approximately $500,000, including advisor fees.

On April 12, 2024, in a matter relating to the Company’s prior purchase of Horizon Well Testing, LLC (“HWT”), the Company and HWT were named as third-party defendant in a complaint filed in the District Court of Creek County, State of Oklahoma (Case number CJ-2018-11) by U.S. Energy Devlopment Corporation (“US Energy”), seeking damages associated with liens filed by the original owner of HWT against the property interests of US Energy, who is now seeking unspecified damages greater than $75,000. The Company believes that the prior owner of HWT is personally liable to US Energy for any harm caused to US Energy, and is in communication with US Energy about removing HWT and the Company as named defendants to the lawsuit.

On April 15, 2024, in a matter related to the Company’s subsidiary Excel Construction Services LLC (“Excel”), Excel filed a voluntary petition of bankruptcy with the U.S. Bankruptcy Court, District of Idaho (Twin Falls) (Bankruptcy Petition #: 24-40194-NGH). Excel’s business is currently quiesed, and the bankruptcy petition is presently working though the Chapter 7 liquidation process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the unaudited Financial Statements and notes thereto for the nine months ended September 30, 2023, included under Item 1 – Financial Statements in this Quarterly Report, and our audited Financial Statements and notes thereto for the year ended December 31, 2022, contained in our Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Overview and Highlights

Company Background
Alpine 4 Holdings, Inc. (“we,” “our,” or the “Company”) was incorporated under the laws of the State of Delaware in April 2014. We are a publicly traded conglomerate that is acquiring businesses that fit into its disruptive DSF business model of Drivers, Stabilizers, and Facilitators. At Alpine 4, we understand the nature of how technology and innovation can accentuate a business. Our focus is on how the adaptation of new technologies, even in brick-and-mortar businesses, can drive innovation. We also believe that our holdings should benefit synergistically from each other and that the ability to have collaboration across varying industries can spawn new ideas and create fertile ground for competitive advantages.

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

Business Strategy

What We Do:
In his "Federalist paper #11", Alexander Hamilton said that our adventurous spirit distinguishes the commercial character of America. Hamilton knew that our freedom to be creative gave American businesses a competitive advantage over the rest of the world. We believe that Alpine 4 also exemplifies this spirit in our subsidiaries and that our greatest competitive advantage is our highly diverse business structure combined with a culture of collaboration.

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

Stabilizer: Stabilizers are companies that have "sticky" customers, consistent revenue and provide solid net profit returns to Alpine 4.

Facilitators: Facilitators are our “secret sauce.” Facilitators are companies that provide a product or service that an Alpine 4 sister company can use as leverage to create a competitive advantage.

When you blend these categories into a longer-term view of the business landscape, you can then begin to see the value-driving force that makes this a truly purposeful and powerful business model. As stated earlier, our greatest competitive advantage is our highly diversified business structure combined with a collaborative business culture, that helps drive out competition in our markets by bringing resources, planning, technology and capacity that our competitors simply do not have. DSF reshapes the environment each subsidiary operates in by sharing and exploiting the resources each company has, thus giving them a competitive advantage that their peers do not have.

Results of Operations

Three months ended September 30, 2023, compared to three months ended September 30, 2022

The following are the results of our operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

	Three Months Ended September 30,
	2023	2022	$ Change
Revenue	$25,600,804	$27,486,415	$(1,885,611)
Cost of revenue	22,237,697	21,894,759	342,938
Gross profit	3,363,107	5,591,656	(2,228,549)

Operating expenses:
General and administrative expenses	8,974,652	9,584,035	(609,383)
Research and development	1,412,219	26,602	1,385,617
Gain on sale of property	—	(115,700)	115,700
Goodwill impairment losses	14,897,570	—	14,897,570
Intangible asset impairment losses	18,407,843	—	18,407,843
Total operating expenses	43,692,284	9,494,937	34,197,347
Loss from operations	(40,329,177)	(3,903,281)	(36,425,896)

Other income (expenses)
Interest expense	(1,196,297)	(1,051,239)	(145,058)
Gain on debt extinguishment	490,312	—	490,312
Other expense	(36,510)	(6,126)	(30,384)
Total other income (expense)	(742,495)	(1,057,365)	314,870

Loss before income tax	(41,071,672)	(4,960,646)	(36,111,026)

Income tax benefit	(115,544)	(196,276)	80,732

Net loss	$(40,956,128)	$(4,764,370)	$(36,191,758)

Net income attributable to non-controlling interest	88,520	—	88,520

Net loss attributable to common shareholders	$(40,867,608)	$(4,764,370)	$(36,103,238)

Revenue
Revenues were $25.6 million for the three months ended September 30, 2023, a decrease of $1.9 million compared to revenue of $27.5 million for the three months ended September 30, 2022. The decrease is due to a $3.5 million, and $0.8 million decrease for RCA and MSM, respectively, as they focus on increasing margins and $1.0 million decrease for TDI as contract work has been delayed into future quarters, offset by a $3.7 million increase for Alt Labs due to organic growth from new customers.

Cost of revenue
Cost of revenue was $22.2 million for the three months ended September 30, 2023, an increase of $0.3 million compared to cost of revenue of $21.9 million for the three months ended September 30, 2022. The increase is primarily driven by increases in cost at QCA-W.

Operating expenses
Operating expenses were $43.7 million for the three months ended September 30, 2023, an increase of $34.2 million compared to operating expenses of $9.5 million for the three months ended September 30, 2022. The increase is primarily driven by non-cash impairment charges totaling $33.3 million of which $14.9 million was related to impairment on goodwill and $18.4 million was related to impairment on intangible assets. There was also an increase of $0.3 million in professional fees associated with our quarterly and annual filings, a $0.1 million gain on sale of property in 2022 that did not reoccur in 2023, an increase to R&D expense of $0.4 million at Vayu related to its drone program and $0.3 million at Alt Labs related to new products.

Other expenses
Other expenses were $0.7 million for the three months ended September 30, 2023, a decrease of $0.3 million compared to other expense of $1.1 million for the three months ended September 30, 2022. The decrease is driven by higher interest expense due to the continued higher interest rates for our variable rate debt offset by a $0.5 million gain on debt extinguishment related to legal settlement.

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022

The following are the results of our operations for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenue	$77,984,543	$78,349,695	$(365,152)
Cost of revenue	61,617,890	62,277,188	(659,298)
Gross profit	16,366,653	16,072,507	294,146

Operating expenses:
General and administrative expenses	29,111,129	26,648,323	2,462,806
Research and development	3,138,655	707,281	2,431,374
Gain on sale of property	—	(5,938,150)	5,938,150
Total operating expenses	65,555,197	21,417,454	44,137,743
Loss from operations	(49,188,544)	(5,344,947)	(43,843,597)

Other income (expenses)
Interest expense	(3,303,912)	(2,636,955)	(666,957)
Gain on debt extinguishment	490,312	—	490,312
Other income	22,596	356,805	(334,209)
Total other expense	(2,791,004)	(2,280,150)	(510,854)

Loss before income tax	(51,979,548)	(7,625,097)	(44,354,451)

Income tax benefit	(702,411)	(400,973)	(301,438)

Net loss	$(51,277,137)	$(7,224,124)	$(44,053,013)

Net income attributable to non-controlling interest	238,279	—	238,279

Net loss attributable to common shareholders	$(51,038,858)	$(7,224,124)	$(43,814,734)

Revenue
Revenues were $78.0 million for the nine months ended September 30, 2023, a decrease of $0.4 million compared to revenues of $78.3 million for the nine months ended September 30, 2022. The decrease is primarily driven by a $5.6 million and $2.5 million decrease for RCA and MSM, respectively, as both companies focus on improving their gross profit margins offset by a $7.9 million increase for Alt Labs due to organic growth as they expand their customer base.

Cost of revenue
Cost of revenue was $61.6 million for the nine months ended September 30, 2023, a decrease of $0.7 million compared to cost of revenue of $62.3 million for the nine months ended September 30, 2022. The decrease is primarily driven by the decrease in revenue as the gross margin for the nine months ended September 30, 2023 was 21.0% compared to 20.5% for the nine months ended September 30, 2022.

Operating expenses
Operating expenses were $65.6 million for the nine months ended September 30, 2023, an increase of $44.1 million compared to operating expenses of $21.4 million for the nine months ended September 30, 2022. The increase is primarily driven by non-cash impairment charges totaling $33.3 million of which $14.9 million was related to impairment on goodwill and $18.4 million was related to impairment on intangible assets.There was also an increase of $1.6 million in professional fees incurred as a result of services performed related to the 2021 restated financial statements and quarterly and annual filings, a $5.9 million gain on sale of property in 2022 that did not reoccur in 2023, $0.6 million due to increased rent expense for QCA-W as they paid rent on both their old and new buildings, $0.8 million related to funding new operations at GAC, an increase to R&D expense of $1.5 million at Vayu related to its drone program, and $0.8 million at Alt Labs related to new product development.

Other income (expenses)
Other expenses were $2.8 million for the nine months ended September 30, 2023, an increase of $0.5 million compared to other expenses of $2.3 million for the nine months ended September 30, 2022. The increase is primarily driven by an increase in interest expense of $0.7 million due to the higher interest rates for our variable debt and a decrease in other income of $0.3 million, offset by a $0.5 million gain on debt extinguishment related to legal settlement.

Liquidity and Capital Resources

We have financed our operations since inception from existing revenue, the sale of common stock, capital contributions from stockholders and from the issuance of notes payable and convertible notes payable. We expect to continue to finance our operations from our current operating cash flow and by selling shares of our common stock and/or debt instruments.

As of September 30, 2023, the Company had bank lines of credit totaling $35.0 million. Additionally, the Company is monitoring additional businesses to acquire which management hopes will provide additional operating revenues to the Company. There can be no guarantee that the planned acquisitions will close or that they will produce the anticipated revenues on the schedule anticipated by management. The Company also may elect to seek additional bank financing, engage in debt financing through a placement agent, or sell shares of its common stock in public or private offering transactions.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. In many instances, we could have reasonably used different accounting estimates and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. This applies in particular to useful lives and valuation of long-lived assets. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We evaluate these estimates on an ongoing basis. Management believes that there have been no changes in our critical accounting estimates during the nine months ended September 30, 2023.

For a summary of our critical accounting estimates, refer to the Critical Accounting Policies and Estimates section of our consolidated financial statements included under Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K filed with the SEC on May 5, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting
As discussed in more detail below, there are material weaknesses in disclosure controls and procedures as well as a material weakness in internal control over financial reporting. Except as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that would have remediated these material weaknesses. However, the Company has made significant efforts to remedy this in 2023 through additional hiring of Corporate staff.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in the Annual Report on Form 10-K for the year ended December 31, 2022, there remains material weaknesses around inadequate segregation of duties from a lack of accounting personnel and inherent system limitations of the current ERP system, inadequate monitoring controls over financial reporting, and insufficient accounting expertise with respect to routine and non-routine transactions. Further, Management identified errors in the accounting for: business combinations, income taxes, preferred stock, equity, acquired intangible assets, impairment of goodwill and intangibles, and financial reporting. All of the errors identified above related to not having appropriate accounting expertise to evaluate and account for transactions in the above areas. These material weaknesses had not been remediated as of September 30, 2023.

Remediation
The Company is committed to remediating these material weaknesses as promptly as possible. In addition to the additional staff hired to aid in the material weakness over segregation of duties, as of the date of this report, the Company was also in the process of switching ERP systems to provide greater IT controls over financial reporting. Management anticipates making significant progress to remediate these areas of material weakness in 2023 and has engaged a third-party specialty management consultant firm to help facilitate the process. Further, the Company has engaged a tax specialist CPA firm to assist with the preparation of the tax provision and other tax-related items. These material weaknesses will not be deemed remediated until the remediation efforts described herein have been in place and tested and deemed to be designed, implemented and operating effectively. We plan for this to occur later in 2024.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our disclosures in the "Risk Factors" section of the Amended Registration Statement on Form S-1/A, filed on August 4, 2023, includes a detailed discussion of the material risks facing the Company and its operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances in 2023
•In January 2023, certain shareholders converted 1,428 shares of Class C common stock into 1,428 shares of Class A common stock.
•In April 2023, a shareholder converted 162,500 shares of Class B common stock and 1 share of Series B preferred stock into 162,501 shares of Class A common stock.
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
•In July 2023, the Company issued 250,000 shares as part of a settlement agreement.
•In August 2023, the Company issued 80,000 shares as compensation.
•In September 2023, certain shareholders converted 26,749 shares of Class C common stock into 26,749 shares of Class A common stock.

The shares of Class A common stock referenced above were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company's equity securities were made by the Company or any affiliated purchasers during the nine months ended September 30, 2023.

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

10.28	Membership Interest Purchase Agreement for Alt Labs Transaction, dated May 4, 2021 (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed May 10, 2021)

10.29	Membership Interest Purchase Agreement for RCA Transaction (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed December 15, 2021)

10.30	Class A Common Stock Sales Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed March 9, 2022)

10.31	Unmanned Aerial Vehicles Supply Agreement (incorporated by reference to Exhibit 10.1 to Alpine 4’s Current Report on Form 8-K filed October 28, 2022)

10.32	Mast Hill Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.33	Mast Hill Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.34	Mast Hill Senior Promissory Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.35	Mast Hill Finder Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.36	Kent Wilson Employment Agreement (February 2021) (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.37	Kent Wilson Employment Agreement Amendment (November 2021) (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.38	Jeffrey Hail Employment Agreement (February 2021) (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.39	Alan Martin Settlement Agreement (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.40	Ian Kantrowitz Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.41	Ian Kantrowitz Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.42	Christoph Jeunot Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.43	Christoph Jeunot Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.44	Shannon Rigney Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.45	Shannon Rigney Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.46	Jeffrey Hail Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.47	Jeffrey Hail Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.48	Edmond Lew Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.49	Edmond Lew Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.50	Gabriel Garcia Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.51	Gabriel Garcia Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.52	Jeffrey Hail Original Note 2 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.53	Jeffrey Hail Extension Renewal Note 2 (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.54	Kent Wilson Original Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.55	Kent Wilson Extension Renewal Note (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed August 4, 2023).

10.56	Merchant Cash Advance Agreement with Cedar Advance, LLC (incorporated by reference to Exhibit 10.2 to Alpine 4’s Registration Statement on Form S-1 filed October 5, 2023).

10.57	Merchant Cash Advance Agreement with Meged Funding Group (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 14, 2023).

10.58
Purchase Agreement, dated November 17, 2023, by and between Alpine 4 Holdings, Inc., and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 22, 2023).

10.59
Registration Rights Agreement, dated November 17, 2023, by and between Alpine 4 Holdings, Inc., and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 22, 2023).

10.60
Mast Hill Waiver and Consent Agreement, dated November 17, 2023, by and between Alpine 4 Holdings, Inc. and Mast Hill Fund L.P. (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 22, 2023).

10.61
Alan Martin Waiver and Consent Agreement, dated October 26, 2023, by and between Alpine 4 Holdings, Inc. and Mr. Alan Martin (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 22, 2023).

10.62
Financial Advisor Agreement, dated November 17, 2023, by and between Alpine 4 Holdings, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to Alpine 4’s Current Report on Form 8-K filed November 22, 2023).

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

Dated: June 5, 2024

By:	/s/ Kent B. Wilson
Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer
(Principal Financial Officer)